Form 10-Q
period 1993-12-31
ATWOOD OCEANICS INC
filed 1994-02-10
CIK 8411

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended   December 31, 1993   Commission File Number
                                                       0-6352



                           ATWOOD OCEANICS, INC.
          (Exact name of registrant as specified in its charter)



         State of Texas                         74-1611874
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)



     15835 Park Ten Place Drive
     P.O. Box 218350                         Houston, Texas 77218
     (Address of principal executive offices)



Registrant's telephone number, including area code:  (713)  492-2929






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filings requirements for the past 90 days.  Yes   x     No




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1993: 6,582,613 shares of Common Stock $1 par value.

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      PART I.  FINANCIAL INFORMATION

     The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the quarters ended December 31, 1993 and 1992. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1993 Annual Report to Shareholders.

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM I - FINANCIAL STATEMENTS
                        CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                   December 31,       September 30,
                                       1993               1993
                                           (In thousands)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents        $  13,576           $ 10,087
  Accounts receivable                 11,184             10,768
  Current maturities of long-term
   notes receivable                      400                400
  Inventories of materials and
    supplies, at lower of average
    cost or market                     3,971              3,850
  Prepaid expenses and other           2,095              1,498

     Total Current Assets             31,226             26,603

MARKETABLE SECURITIES AND U.S.
    TREASURY BONDS                    24,949             24,957

LONG-TERM NOTES RECEIVABLE,
    net of current maturities          6,288              6,389

PROPERTY AND EQUIPMENT:
  Drilling vessels, equipment and
    drill pipe                       184,524            182,851
  Other                                3,952              3,924

                                     188,476            186,775
  Less - accumulated depreciation     99,668             96,625

                                      88,808             90,150

DEFERRED COSTS AND OTHER ASSETS        1,028              1,754
                                   $ 152,299          $ 149,853

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM I - FINANCIAL STATEMENTS
                        CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                   December 31,      September 30,
                                       1993              1993
                                          (In thousands)




LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of notes
    payable by partnership         $     3,000         $   3,000
  Accounts payable                       4,465             3,058
  Accrued liabilities                    6,303             5,842

    Total Current Liabilities           13,768            11,900

LONG-TERM NOTES PAYABLE BY
  PARTNERSHIP, net of current
  maturities                            54,845            55,409

DEFERRED INCOME TAXES                      767               ---

MINORITY INTEREST IN PARTNERSHIPS        1,569             2,794

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
    1,000,000 shares authorized,
    none outstanding                       ---               ---
  Common stock, $1 par value;
    10,000,000 shares authorized
    with 6,582,000 shares issued
    and outstanding                      6,582             6,582
  Paid-in capital                       54,273            54,273
  Retained earnings                     20,495            18,895

     Total Shareholders' Equity         81,350            79,750

                                   $   152,299         $ 149,853

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                 Three Months Ended
                                                    December 31,

                                                 1993              1992
                                               (In thousands, except per)
                                                     share amounts)


REVENUES:
     Drilling revenues                       $   15,373          $ 10,305
     Management fee income                          485               439
     Dividends and interest                         615               630
     Gain on sale of Indian joint venture           201               ---
                                                 16,674            11,374

COSTS AND EXPENSES:
     Drilling costs                              10,849             7,769
     Depreciation                                 3,357             2,935
     General and administrative                     985             1,034
     Interest                                       680               864
                                                 15,871            12,602

INCOME (LOSS) BEFORE MINORITY
  INTEREST AND INCOME TAXES                         803            (1,228)

MINORITY INTEREST IN NET LOSS
     OF PARTNERSHIPS                              1,080               916

INCOME (LOSS) BEFORE INCOME TAXES                 1,883              (312)

PROVISION FOR INCOME TAXES                          283               190

NET INCOME (LOSS)                            $    1,600          $   (502)

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                           6,582             6,582

INCOME (LOSS) PER COMMON SHARE               $      .24          $   (.08)

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 Three Months Ended
                                                    December 31,


                                                 1993              1992
                                                     (In thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                            $    1,600          $    (502)

Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:
     Depreciation                                 3,357              2,935
     Amortization of deferred costs                  62                 56
     Minority interest in net loss of
          partnership                            (1,080)            (1,072)

Changes in assets and liabilities:
     Decrease (increase) in
         accounts receivable                       (416)             3,498
     Increase (decrease) in accounts payable
         and accrued liabilities                  1,868               (216)
     Other                                         (564)               453

Total adjustments                                 3,227              5,654
     Net cash provided by operating
         activities                               4,827              5,152

CASH FLOW FROM INVESTING ACTIVITIES;
     Proceeds from sale of Indian
          Joint Venture                           1,300                ---
     Capital expenditures                        (1,989)            (2,011)
     Payment received on notes
          receivable                                101                101
     Net cash used by investing
          activities                               (588)            (1,910)

CASH FLOW FROM FINANCING ACTIVITIES:
     Principal payment on long term
          notes payable                            (750)              (750)
     Short-term note payable                        ---              3,000
     Net cash (used) provided by
          financing activities                     (750)             2,250

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                       3,489              5,492

CASH AND CASH EQUIVALENTS, at beginning
     of period                                   10,087              8,859

CASH AND CASH EQUIVALENTS, at end
     of period                               $   13,576          $  14,351

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                              PART I. ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues increased $5.3 million (47 percent) and $.7 million (4 percent) in the first quarter of fiscal year 1994 compared to the first and fourth quarters of fiscal year 1993. The significant increase from the first quarter of fiscal year 1993 is primarily due to a $5.1 million (50 percent) increase in drilling revenues coupled with a $201,000 gain on sale of the Company's forty percent interest in an Indian Corporation. A comparative analysis of drilling revenues is as follows:

                                        QUARTERS ENDED
                         December 31,   September 30,  December 31,
                              1993           1993          1992
                                        (In Thousands)


SEAHAWK                      $ 2,763        $ 2,779     $    ---
HUNTER                         2,407          2,406        2,200
EAGLE                          1,774          2,259        2,270
FALCON                         3,546          2,917        2,950
VICKSBURG                      1,027          1,049        1,050
RIG-19                         1,683          1,729        1,150
RICHMOND                       1,462          1,451          ---
OTHER                            711        $    26      $   685

                             $15,373        $14,616      $10,305


     Since its commencement of operations in February 1993, the SEAHAWK has been a significant contributor to the Company's improved operating results. The HUNTER had 100 percent utilization during the quarters ended December 31 and September 30, 1993 compared to 77 percent utilization during the quarter ended December 31, 1992, which accounts for the improvement in revenues from this rig. During December 1993, the EAGLE was mobilized from Malaysia to the "Zone of Cooperation" (an area between Indonesia and Australia) to commence drilling under a multiple well contract for Marathon Petroleum Timor Gap West, Ltd. The downtime incurred in relocating the EAGLE accounts for the decrease in revenues. The increase in revenues for the FALCON is due to the rig being 100 percent utilized during the first quarter of fiscal 1994 as compared to incurring some downtime during both the fourth and first quarters of fiscal 1993. RIG-19 has encountered no downtime since it was relocated to a new platform during the quarter ended December 31, 1992, which accounts for the increase in revenues from this rig. The RICHMOND has worked continuously since its return to work in March 1993. The increase in "other" relates primarily to the commencement in November 1993 of a short-term labor contract in Australia. The Company's current contract status for its drilling operations is as follows:

NAME OF RIG      LOCATION     CONTRACT STATUS

SEAHAWK          Malaysia     Commenced drilling in February, 1993 under a
                              contract with primary term of 600 days plus multiple options.

HUNTER           Malaysia     Drilling under a contract providing for six
                              firm wells plus six options wells. Without option wells, contract could terminate in July, 1994.

EAGLE            Indonesia-   Drilling under a contract providing for five
                 Australia    firm wells plus seven option wells.
                 "Zone of     Estimated completion is December 1994.
                 Cooperation"

FALCON           Malaysia     Commencing to drill under a contract for
                              three firm wells plus one optional well.
                              Estimated completion is July 1994.

VICKSBURG        Australia    Drilling under a contract estimated to extend
                              to January 1995.

RIG-19           Australia    Drilling under a term contract estimated to
                              extend into 1997.

RICHMOND         U.S. Gulf    Drilling under a contract estimated to
                              terminate in April 1994.


     For the three months ended December 31, 1993 compared to the three months ended December 31, 1992, drilling costs increased $3.1 million or 40 percent. This increase is primarily due to the operations of the SEAHAWK, and increases in utilization of the RICHMOND and FALCON, offset somewhat by refunds of certain payroll related foreign taxes. An analysis of drilling costs by rigs is as follows:

                                 QUARTERS ENDED
                    December 31,    September 30,    December 31,
                        1993            1993             1992
                              (In Thousands)


SEAHAWK             $ 1,538             $ 1,614          $   ---
HUNTER                1,691               1,593            1,837
EAGLE                 1,539               1,492            1,471
FALCON                2,819               2,717            1,875
VICKSBURG               201                 554              717
RIG-19                1,151               1,114              714
RICHMOND                882               1,003              120
OTHER                 1,028                 796            1,035
                    $10,849             $10,883          $ 7,769

     As previously stated, the SEAHAWK commenced its operations in February 1993. Even though, the EAGLE revenues declined in the first quarter of fiscal 1994 due to the rig being relocated from Malaysia to Australia - Indonesian "Zone of Cooperation", its operating costs continued at virtually the same level due to the costs associated with this relocation. During the first quarter of fiscal 1993, the FALCON was moved between drilling sites within Australia, which accounts for the lower drilling costs during this period. During the first quarter of fiscal 1994, the Company received refunds of approximately $500,000 related to personnel taxes paid in prior periods for certain rig personnel. Virtually all of these refunds were recorded as a reduction in the drilling costs of the VICKSBURG. Drilling costs of RIG-19 was low in the quarter ended December 31, 1992 due to the rig being relocated to a new drilling site within Australia. The increase in drilling costs for the RICHMOND is due to its 100 percentage utilization since March 1993.

     The increase in depreciation expense is directly related to the commencement of the SEAHAWK operations. The decline in interest expense is due primarily to a reduction in interest rates coupled with some reduction in outstanding principal. As required, the Company adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", in the first quarter of fiscal year 1994. The adoption had no impact on the Company's statement of operations and minimally increased assets and liabilities by approximately $800,000 on the Company's balance sheet.

     The key to the Company continuing its profitable operations in subsequent quarters is maintaining high utilization of the HUNTER, FALCON and RICHMOND. These rigs have relatively short-term contracts and could incur some idle time toward the end of fiscal 1994. For the remainder of fiscal year 1994, the Company will continue its focus of achieving high utilization of its fleet.

LIQUIDITY AND CAPITAL RESOURCES

     In October, 1993, the Company sold its forty percent interest in an Indian joint venture company for $1.3 million which resulted in the Company recognizing a gain of $201,000. The Company used the proceeds from this sale to help fund the $1.5 million purchase of the SOUTHERN CROSS, a semisubmersible built in 1976. This vessel remains idle in Australia as the Company pursues future contract opportunities. At this time, the Company has no significant capital commitments; however, the Company is currently pursuing and bidding additional expansion opportunities. During the quarter, the Company's working capital increased approximately $3 million. The Company continues to experience no difficulties in collecting its accounts receivable. Subject to investing in new opportunities, the Company's cash reserves should increase as a result of anticipated improvement in cash flows.

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                              PART I.  ITEM 2

TO OUR SHAREHOLDERS AND EMPLOYEES:

     The Company earned a profit of $1,600,000 in its first fiscal quarter of 1994. First quarter results were enhanced by refunds of foreign personnel taxes totalling $500,000 related to prior periods and by a gain of $200,000 on the sale of the Company's forty-percent equity in an Indian corporation. Even without these contributions, first quarter results still reflect a significant improvement over the results for the first quarter of 1993. Earnings, before depreciation, interest and taxes, increased from $1,454,000 for the first quarter of 1993 to $3,301,000 for the first quarter of 1994. Compared to the first quarter of 1993, operating cash flow increased from $1,417,000 to $3,239,000. Drilling revenues increased by 49 percent and equipment utilization (excluding the SOUTHERN CROSS, since it has not been placed in service) increased from 83 percent to 99 percent.

     Continuing high utilization of our three partnership semisubmersibles and the RICHMOND are key factors in the Company maintaining profitability. The EAGLE, FALCON and HUNTER now have firm contract commitments which should keep those units employed through our third fiscal quarter. The RICHMOND also has firm commitments which should keep it employed through our second fiscal quarter. In view of currently lower oil prices, we are closely monitoring market developments for the second half of 1994 with a continuing focus on achieving high utilization of our fleet.

     The Company has been active during its first quarter in pursuing and bidding additional expansion opportunities. Profitable opportunities for the SOUTHERN CROSS are being sought along with other opportunities requiring new investment.

     We continue to earnestly strive for enhancement of our safety and environmental efforts. Maintaining and developing effective operating relationships with our clients is also an important goal in building our business.



                                   /s/ John R. Irwin
                                       JOHN R. IRWIN
                                         PRESIDENT

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES

                        PART II.  OTHER INFORMATION


     None.






                                SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ATWOOD OCEANICS, INC.
                                                    (Registrant)




Date: 2/9/94                                    s/JAMES M. HOLLAND
                                                 James M. Holland
                                            Senior Vice President
                                            and Chief Accounting Officer