Form 10-Q
period 1994-03-31
ATWOOD OCEANICS INC
filed 1994-05-13
CIK 8411

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended   March 31, 1994   Commission File Number
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




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1994: 6,582,613 shares of Common Stock $1 par value.

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      PART I.  FINANCIAL INFORMATION

     The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the quarters ended March 31, 1994 and 1993. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1993 Annual Report to Shareholders.

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM I - FINANCIAL STATEMENTS
                        CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                     March 31,        September 30,
                                       1994               1993
                                           (In thousands)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents        $  13,542           $ 10,087
  Accounts receivable                 11,769             10,768
  Current maturities of long-term
   notes receivable                      400                400
  Inventories of materials and
    supplies, at lower of average
    cost or market                     3,990              3,850
  Prepaid expenses and other           1,987              1,498

     Total Current Assets             31,688             26,603

MARKETABLE SECURITIES AND U.S.
    TREASURY BONDS                    24,942             24,957

LONG-TERM NOTES RECEIVABLE,
    net of current maturities          6,187              6,389

PROPERTY AND EQUIPMENT:
  Drilling vessels, equipment and
    drill pipe                       184,971            182,851
  Other                                3,994              3,924

                                     188,965            186,775
  Less - accumulated depreciation    102,557             96,625

                                      86,408             90,150

DEFERRED COSTS AND OTHER ASSETS          937              1,754
                                   $ 150,162          $ 149,853

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM I - FINANCIAL STATEMENTS
                        CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                     March 31,       September 30,
                                       1994              1993
                                          (In thousands)




LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of notes
    payable by partnership         $     3,000         $   3,000
  Accounts payable                       3,006             3,058
  Accrued liabilities                    5,780             5,842

    Total Current Liabilities           11,786            11,900

LONG-TERM NOTES PAYABLE BY
  PARTNERSHIP, net of current
  maturities                            54,280            55,409

DEFERRED INCOME TAXES                      767               ---

MINORITY INTEREST IN PARTNERSHIPS          674             2,794

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
    1,000,000 shares authorized,
    none outstanding                       ---               ---
  Common stock, $1 par value;
    10,000,000 shares authorized
    with 6,582,000 shares issued
    and outstanding                      6,582             6,582
  Paid-in capital                       54,273            54,273
  Retained earnings                     21,800            18,895

     Total Shareholders' Equity         82,655            79,750

                                   $   150,162         $ 149,853

                                  PAGE 5
                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                 Three Months Ended
                                                      March 31,

                                                 1994              1993
                                               (In thousands, except per)
                                                     share amounts)


REVENUES:
     Drilling revenues                       $   15,985          $ 11,605
     Management fee income                          534               382
     Dividends and interest                         598               809
     Gain on Sale of Indian
         Joint Venture                              ---               ---
                                                 17,117            12,796

COSTS AND EXPENSES:
     Drilling costs                              11,124             9,638
     Depreciation                                 3,385             3,280
     General and administrative                   1,094             1,002
     Interest                                       675               791
                                                 16,278            14,711

INCOME (LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAXES                                   839            (1,915)

MINORITY INTEREST IN LOSS
     OF PARTNERSHIPS                                714             1,384

INCOME (LOSS) BEFORE
     INCOME TAXES                                 1,553              (531)

PROVISION FOR INCOME TAXES                          248               616

NET INCOME (LOSS)                            $    1,305          $ (1,147)

INCOME (LOSS) PER COMMON SHARE               $      .20          $   (.17)

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                           6,582             6,582

                                  PAGE 6
                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  PART 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                  Six Months Ended
                                                      March 31,

                                                 1994              1993
                                               (In thousands, except per)
                                                     share amounts)


REVENUES:
     Drilling revenues                       $   31,358          $ 21,910
     Management fee income                        1,019               821
     Dividends and interest                       1,213             1,439
     Gain on Sale of Indian Joint
          Venture                                   201               ---
                                                 33,791            24,170

COSTS AND EXPENSES:
     Drilling costs                              21,973            17,407
     Depreciation                                 6,742             6,215
     General and administrative                   2,079             2,036
     Interest                                     1,355             1,655
                                                 32,149            27,313

INCOME (LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAXES                                 1,642            (3,143)

MINORITY INTEREST IN LOSS
     OF PARTNERSHIPS                              1,794             2,300


INCOME (LOSS) BEFORE INCOME TAXES                 3,436              (843)

PROVISION FOR INCOME TAXES                          531               806

NET INCOME (LOSS)                            $    2,905          $ (1,649)

INCOME (LOSS) PER COMMON SHARE               $      .44          $   (.25)

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                           6,582             6,582

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF CASH FLOW

                                                   Six Months Ended
                                                       March 31,

                                                 1994              1993
                                                     (In thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                         $    2,905          $  (1,649)

   Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:
     Depreciation                                 6,742              6,215
     Amortization of deferred costs                 263                 11
     Minority interest in loss of
          partnerships                           (1,794)            (2,300)

   Changes in assets and liabilities:
     Decrease (increase) in
         accounts receivable                     (1,001)             6,138
     Decrease in accounts payable
         and accrued liabilities                   (114)            (1,484)
     Other                                         (541)               422

   TOTAL ADJUSTMENTS                              3,555              9,002
     Net Cash Provided by Operating
         Activities                               6,460              7,353

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of Indian
          Joint Venture                           1,300                ---
     Capital expenditures                        (3,007)            (4,039)
     Payment received on notes
          receivable                                202                716
     Net Cash Used by Investing
          Activities                             (1,505)            (3,323)

CASH FLOW FROM FINANCING ACTIVITIES:
     Principal payment on long-term
          notes payable                          (1,500)            (1,500)
     Repayment of short-term note payable           ---             (2,500)
     Net advances by limited partner                ---                262
     Net Cash Used by Financing Activities       (1,500)            (3,738)

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                       3,455                292

CASH AND CASH EQUIVALENTS, at beginning
     of period                                   10,087              8,859

CASH AND CASH EQUIVALENTS, at end
     of period                               $   13,542          $   9,151

                                  PAGE 8
                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                              PART I. ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues increased $4.3 million (34 percent) in the second quarter of fiscal year 1994 compared to the second quarter of fiscal year 1993. This increase is primarily due to an increase in drilling revenues. A comparative analysis of drilling revenues by rig is as follows:

                                        QUARTERS ENDED
                           March 31,     December 31,   March 31,
                              1994           1993          1993
                                        (In Thousands)


HUNTER                       $ 2,533        $ 2,407     $    ---
EAGLE                          3,218          1,774        2,318
FALCON                         2,311          3,546        4,157
VICKSBURG                      1,044          1,027        1,239
RIG-19                         1,744          1,683        1,759
SEAHAWK                        2,684          2,763          811
RICHMOND                       1,487          1,462          647
OTHER                            964            711          674

                             $15,985        $15,373      $11,605

     Thus far in fiscal year 1994, the HUNTER has incurred no idle days. The rig was idle the entire second quarter of fiscal year 1993. During December 1993, the EAGLE was mobilized from Malaysia to the "Zone of Cooperation" (an area between Indonesia and Australia) to commence drilling under a multiple well contract. The downtime incurred in December in relocating the rig coupled with a higher dayrate contract accounts for the significant increase in revenues for the EAGLE in the second quarter as compared to the first quarter of fiscal year 1994. Due to higher labor costs, dayrate revenue levels are higher in Australia than in Malaysia. This difference in dayrate levels is reflected in the comparison of FALCON revenues. The FALCON was relocated from Australia to Malaysia during the second quarter of fiscal year 1994 which accounts for its reduction in revenues. Since its relocation from the Gulf of Mexico to Australia in 1987, the VICKSBURG has worked continuously for the same customer. RIG-19 has also had continuous employment since its acquisition in 1989. Since its commencement of operations in February 1993, the SEAHAWK has been a significant contributor to the Company's improved operating results. The RICHMOND has worked continuously since its return to employment in March 1993. The increase in "OTHER" relates primarily to the commencement in November 1993 of a short-term labor contract in Australia. The Company's current contract status for drilling rigs wholly or partially owned is as follows:

NAME OF RIG      LOCATION     CONTRACT STATUS


HUNTER           Malaysia     Rig has four remaining firm wells to drill
                              under current contract which also provides for six option wells. If no option wells are drilled, contract could terminate in July
                              1994.

EAGLE            Indonesia-   Drilling under a contract providing for five
                 Australia    firm wells plus seven option wells.
                 "Zone of     If no options wells are drilled, contract
                 Cooperation" could terminate in July 1994.

FALCON           Malaysia     Drilling under a contract for three firm
                              wells plus one option well. If option well not drilled, contract could terminate in July
                              1994.

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

RICHMOND         U.S. Gulf    Drilling under a contract estimated to
                              terminate in June 1994.

SOUTHERN CROSS   Australia    Remains idle while the Company pursues future
                              contract opportunities.

     For the three months ended March 31, 1994 compared to the three months ended March 31, 1993, drilling costs increased $1.5 million or 15 percent. An analysis of drilling costs by rig is as follows:


                                 QUARTERS ENDED
                      March 31,     December 31,       March 31,
                        1994            1993             1993
                              (In Thousands)

HUNTER              $ 1,823             $ 1,691          $ 1,133
EAGLE                 2,430               1,539            1,560
FALCON                1,422               2,819            2,606
VICKSBURG               610                 201              856
RIG-19                1,242               1,151            1,212
SEAHAWK               1,451               1,538              959
RICHMOND                885                 882              455
OTHER                 1,261               1,028              857
                    $11,124             $10,849          $ 9,638

     The increase in the HUNTER's drilling costs for the first two quarters of fiscal 1994 compared to the second quarter of fiscal 1993 is directly related to its 100 percent utilization in 1994. The increase in EAGLE's related to its 100 percent utilization, thus far, in fiscal 1994. The increase in EAGLE's drilling costs is due to its relocation from Malaysia to Australia - Indonesia "Zone of Cooperation". Operating costs are less in Malaysia due to lower labor expenses. The reduction in FALCON drilling costs is due to its relocation from Australia to Malaysia. Even though operating costs are lower in Malaysia compared to Australia, current dayrate levels are also less; thereby, resulting in approximately the same operating margins. During the first quarter of fiscal 1994, the Company received refunds of approximately $500,000 related to personnel taxes paid in prior periods for certain rig personnel. Virtually all of these refunds were recorded as a reduction in the drilling costs of the VICKSBURG which accounts for its low costs in the quarter ended December 31, 1993. As previously stated, the SEAHAWK commenced its operation in February 1993. The increase in drilling costs for the RICHMOND is due to its 100 percent utilization since March 1993. The increase in "Other" is due to the commencement of the Australian labor contract in November 1993.

     The decline in interest expense during 1994 is due primarily to a reduction in interest rates coupled with some reduction in outstanding principal. As required, the Company adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", in the first quarter of fiscal year 1994. The adoption had no impact on the Company's statement of operations and minimally increased assets and liabilities by approximately $800,000 on the Company's balance sheet.

     The primary reason for the Company's profitable results in 1994 has been its ability to maintain high equipment utilization. For the first six months of fiscal year 1994, the Company, excluding the SOUTHERN CROSS, has only incurred eleven idle equipment days (99 percent utilization) compared to 259 idle equipment days (80 percent utilization) for the same period in fiscal year 1993. The key to the Company continuing its profitable operations in subsequent quarters is maintaining high utilization of its equipment. The HUNTER, EAGLE, FALCON and RICHMOND are working under contracts that could end during the current fiscal year. Should any of these contracts terminate, there is no guarantee of immediate on-going work; thus the Company could incur significant idle equipment days toward the end of fiscal year 1994. For the remainder of fiscal year 1994, the Company will continue its emphasis on maintaining high equipment utilization.


LIQUIDITY AND CAPITAL RESOURCES

     In October 1993, the Company sold its forty percent interest in an Indian joint venture company for $1.3 million which resulted in the Company recognizing a gain of $201,000. The Company used the proceeds from this sale to help fund the $1.5 million purchase of the SOUTHERN CROSS, a semisubmersible built in 1976. This vessel remains idle in Australia as the Company pursues future contract opportunities. At this time, the Company has no significant capital commitments; however, the Company is currently pursuing and bidding additional expansion opportunities. During the first half of fiscal 1994 the Company's working capital increased approximately $5 million. The Company continues to experience no difficulties in collecting its accounts receivable. Subject to investing in new opportunities, the Company's cash reserves should increase as a result of anticipated continuing improvement in cash flows.

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                              PART I.  ITEM 2

TO OUR SHAREHOLDERS AND EMPLOYEES:

                                                               May 12, 1994


To Our Shareholders and Employees:

     The Company had 100 percent utilization of its drilling equipment during the second quarter of fiscal 1994 excluding the SOUTHERN CROSS, which has not been placed in service. The primary reason for the Company's profitable results to date in 1994 has been its ability to maintain high equipment utilization. For the first six months of fiscal year 1994, the Company, excluding the SOUTHERN CROSS, has only incurred eleven idle equipment days (99 percent utilization) compared to 259 idle equipment days (80 percent utilization) for the same period in fiscal year 1993.
Earnings, including investment income, before depreciation, interest and taxes, but after adjustment for minority interest, were $7.7 million for the six months ended March 31, 1994, compared to $3.0 million for the same period in 1993. Drilling revenues for the second quarter of fiscal year 1994 increased $4.38 million or 38 percent compared to the same period in 1993.

     Firm contract commitments already in place should permit the Company to maintain high fleet utilization during its third quarter of fiscal year 1994. However, uncertainties relating to oil prices, possible deferrals in exploration programs and international rig relocations for the second half of calendar 1994 continue to persist. Ongoing opportunities for our three semisubmersibles and the RICHMOND commencing in the third and fourth quarters of calendar 1994 are being aggressively pursued with a view to maintaining high utilization.

     Our overall safety and operational performances during the quarter have been given strong emphasis and have progressed favorably. In keeping with our positive longer-term view, we have also recently submitted bids for term opportunities that, if successful, would require investment in new equipment or major upgrade improvements in existing equipment.







                                   /s/ John R. Irwin
                                       JOHN R. IRWIN
                                         PRESIDENT

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES

                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

     The Company's Annual Meeting of Shareholders was held on February 10, 1994, at which the shareholders voted on the election of six directors. Of the 5,348,602 shares of Common Stock present in person or by proxy, the number of shares voted for or withheld in connection with the election of each director is as follows:

                              Votes               Votes
     Name                   Cast For            Withheld

Robert W. Burgess           5,341,042             7,560
George S. Dotson            5,341,042             7,560
Walter H. Helmerich III     5,341,042             7,560
Hans Helmerich              5,341,042             7,560
John R. Irwin               5,341,042             7,560
William J. Morrissey        5,341,042             7,560




                                SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ATWOOD OCEANICS, INC.
                                                    (Registrant)




Date: 5/12/94                                  s/JAMES M. HOLLAND
                                                 James M. Holland
                                            Senior Vice President
                                            and Chief Accounting Officer