Form 10-Q
period 1994-06-30
ATWOOD OCEANICS INC
filed 1994-08-12
CIK 8411

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended   June 30, 1994   Commission File Number
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




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1994: 6,582,613 shares of Common Stock $1 par value.

                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION

     The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the quarters ended June 30, 1994 and 1993. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1993 Annual Report to Shareholders.

                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                PART I.  ITEM I - FINANCIAL STATEMENTS
                      CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                     June 30,         September 30,
                                       1994               1993
                                           (In thousands)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents        $  17,037           $ 10,087
  Accounts receivable                 12,265             10,768
  Current maturities of long-term
   notes receivable                      400                400
  Inventories of materials and
    supplies, at lower of average
    cost or market                     3,985              3,850
  Prepaid expenses and other           1,354              1,498

     Total Current Assets             35,041             26,603

MARKETABLE SECURITIES AND U.S.
    TREASURY BONDS                    24,935             24,957

LONG-TERM NOTES RECEIVABLE,
    net of current maturities          6,086              6,389

PROPERTY AND EQUIPMENT:
  Drilling vessels, equipment and
    drill pipe                       185,557            182,851
  Other                                4,049              3,924

                                     189,606            186,775
  Less - accumulated depreciation    105,927             96,625

                                      83,679             90,150

DEFERRED COSTS AND OTHER ASSETS          964              1,754
                                   $ 150,705          $ 149,853

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM I - FINANCIAL STATEMENTS
                        CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                      June 30,       September 30,
                                       1994              1993
                                          (In thousands)




LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of notes
    payable by partnership         $     3,000         $   3,000
  Accounts payable                       3,324             3,058
  Accrued liabilities                    6,002             5,842

    Total Current Liabilities           12,326            11,900

LONG-TERM NOTES PAYABLE BY
  PARTNERSHIP, net of current
  maturities                            50,747            55,409

DEFERRED INCOME TAXES                      567               ---

MINORITY INTEREST IN PARTNERSHIPS        2,784             2,794

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
    1,000,000 shares authorized,
    none outstanding                       ---               ---
  Common stock, $1 par value;
    10,000,000 shares authorized
    with 6,582,000 shares issued
    and outstanding                      6,582             6,582
  Paid-in capital                       54,273            54,273
  Retained earnings                     23,426            18,895

     Total Shareholders' Equity         84,281            79,750

                                   $   150,705         $ 149,853

                                  PAGE 5
                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                 Three Months Ended
                                                      June 30,

                                                 1994              1993
                                               (In thousands, except per)
                                                     share amounts)


REVENUES:
     Drilling revenues                       $   16,219          $ 13,047
     Management fee income                          542               425
     Dividends and interest                         680               595
     Gain on Sale of Indian
         Joint Venture                              ---               ---
                                                 17,441            14,067

COSTS AND EXPENSES:
     Drilling costs                              11,129             9,404
     Depreciation                                 3,421             3,410
     General and administrative                   1,157             1,069
     Interest                                       708               695
                                                 16,415            14,578

INCOME (LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAXES                                 1,026              (511)

MINORITY INTEREST IN LOSS
     OF PARTNERSHIPS                                635             1,366

INCOME (LOSS) BEFORE
     INCOME TAXES                                 1,661               855

PROVISION FOR INCOME TAXES                           35               478

NET INCOME (LOSS)                            $    1,626          $    377

INCOME (LOSS) PER COMMON SHARE               $      .25          $    .06

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                           6,582             6,582

                                  PAGE 6
                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  PART 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                  Nine Months Ended
                                                       June 30,

                                                 1994              1993
                                               (In thousands, except per)
                                                     share amounts)


REVENUES:
     Drilling revenues                       $   47,577          $ 34,957
     Management fee income                        1,561             1,246
     Dividends and interest                       1,893             2,034
     Gain on Sale of Indian Joint
          Venture                                   201               ---
                                                 51,232            38,237

COSTS AND EXPENSES:
     Drilling costs                              33,102            26,811
     Depreciation                                10,163             9,625
     General and administrative                   3,236             3,105
     Interest                                     2,063             2,350
                                                 48,564            41,891

INCOME (LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAXES                                 2,668            (3,654)

MINORITY INTEREST IN LOSS
     OF PARTNERSHIPS                              2,429             3,666


INCOME (LOSS) BEFORE INCOME TAXES                 5,097                12

PROVISION FOR INCOME TAXES                          566             1,284

NET INCOME (LOSS)                            $    4,531          $ (1,272)

INCOME (LOSS) PER COMMON SHARE               $      .69          $   (.19)

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                           6,582             6,582

                                  PAGE 7
                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  PART I.  ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF CASH FLOW

                                                  Nine Months Ended
                                                       June 30,

                                                 1994              1993
                                                     (In thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                         $    4,531          $  (1,272)

   Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:
     Depreciation                                10,163              9,625
     Amortization of deferred costs                 440                 80
     Deferred federal income tax benefit           (200)               ---
     Minority interest in loss of
          partnerships                           (2,429)            (4,240)

   Changes in assets and liabilities:
     Decrease (increase) in
         accounts receivable                     (1,497)             5,523
     Decrease in accounts payable
         and accrued liabilities                    426             (1,600)
     Other                                           32                411

   TOTAL ADJUSTMENTS                              6,935              9,799
     Net Cash Provided by Operating
         Activities                              11,466              8,527

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of Indian
          Joint Venture                           1,300                ---
     Payment received on notes receivable           303                817
     Capital expenditures                        (3,869)            (4,916)

     Net Cash Used by Investing
          Activities                             (2,266)            (4,099)

CASH FLOW FROM FINANCING ACTIVITIES:
     Principal payment on long-term
          notes payable                          (2,250)            (2,250)
     Repayment of short-term note payable           ---             (3,500)
     Net advances by limited partner                ---                812
     Net Cash Used by Financing Activities       (2,250)            (4,938)

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                       6,950               (510)

CASH AND CASH EQUIVALENTS, at beginning
     of period                                   10,087              8,859

CASH AND CASH EQUIVALENTS, at end
     of period                               $   17,037          $   8,349

                                  PAGE 8
                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                              PART I. ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues increased $3.4 million (24 percent) in the third quarter of fiscal year 1994 compared to the third quarter of fiscal year 1993. This increase is primarily due to an increase in drilling revenues. A comparative analysis of drilling revenues by rig is as follows:

                                        QUARTERS ENDED
                             June 30,      March 31,     June 30,
                              1994           1994          1993
                                        (In Thousands)


HUNTER                       $ 2,618        $ 2,533     $  2,315
EAGLE                          3,214          3,218        2,362
FALCON                         2,680          2,311          438
VICKSBURG                      1,136          1,044        1,106
RIG-19                         1,814          1,744        1,755
SEAHAWK                        2,716          2,684        2,674
RICHMOND                       1,241          1,487        1,720
OTHER                            800            964          677

                             $16,219        $15,985      $13,047

     Thus far in fiscal year 1994, the HUNTER has incurred no idle days.
In fiscal year 1993, the HUNTER was idle the entire second quarter and the first thirteen days of the third quarter. During December 1993, the EAGLE was mobilized from Malaysia to the "Zone of Cooperation" (an area between Indonesia and Australia) to drill under a multiple well contract. Due to higher labor costs, dayrate revenue levels are higher in Australia than in Malaysia. This difference in dayrate levels is reflected in the comparison of EAGLE revenues. The FALCON was idle virtually the entire third quarter of fiscal year 1993, which accounts for the significantly reduced revenues in 1993 compared to 1994.

  Since its relocation from the Gulf of Mexico to Australia in 1987, the VICKSBURG has worked continuously for the same customer. RIG-19 has also had continuous employment since its acquisition in 1989. Since its commencement of operations in February 1993, the SEAHAWK has been a significant contributor to the Company's improved operating results. The RICHMOND has worked continuously since its return to employment in March 1993. The reduction in revenues from the RICHMOND is due to a decline in dayrates. The Company has reduced dayrate levels on the RICHMOND in order to maintain utilization. The increase in "OTHER" relates primarily to the commencement in November 1993 of a short-term labor contract in Australia. The Company's current contract status for drilling rigs wholly or partially owned is as follows:

NAME OF RIG      LOCATION     CONTRACT STATUS

HUNTER           Malaysia     Rig is currently drilling the third of six
                              possible option wells. If all option wells are drilled, contract could terminate in September/October 1994. Discussions are currently ongoing for additional wells.

EAGLE            Indonesia-   Rig is currently drilling its last firm well;
                 Australia    however, the Company anticipates that two to
                 "Zone of     three option wells will be drilled.  If the
                 Cooperation" option wells are drilled, the contract should continue until December 1994.

FALCON           Preparing    The rig is currently preparing to mobilize
                 to Mobilize  to Korea to commencing drilling under a
                 to Korea     contract estimated to last six to nine
                              months. The rig should be on location by the first week of September 1994.

VICKSBURG        Australia    Employed under a contract estimated to extend
                              to January 1995, with additional options.

RIG-19           Australia    Drilling under a term contract estimated to
                              extend into 1997.

SEAHAWK          Malaysia     Commenced drilling in February, 1993 under a
                              contract with primary term of 600 days plus multiple options.

RICHMOND         U.S. Gulf    Drilling under a contract estimated to
                              terminate in September 1994. Additional ongoing work is now being pursued.

SOUTHERN CROSS   Australia    Remains idle while the Company pursues future
                              contract opportunities.

     For the three months ended June 30, 1994 compared to the three months ended June 30, 1993, drilling costs increased $1.7 million (18 percent). An analysis of drilling costs by rig is as follows:


                                 QUARTERS ENDED
                       June 30,       March 31,        June 30,
                        1994            1994             1993
                              (In Thousands)

HUNTER              $ 1,697             $ 1,823          $ 1,714
EAGLE                 2,525               2,430            1,539
FALCON                1,494               1,422              726
VICKSBURG               735                 610              680
RIG-19                1,428               1,242            1,242
SEAHAWK               1,504               1,451            1,567
RICHMOND                852                 885            1,086
OTHER                   894               1,261              850
                    $11,129             $11,124          $ 9,404

     The increase in the EAGLE's drilling costs is due to its relocation from Malaysia to Australia - Indonesia "Zone of Cooperation". Operating costs are less in Malaysia due to lower labor expenses. The increase in FALCON drilling costs is due to the rig having 100 percent utilization during 1994 compared to being idle virtually the entire third quarter of fiscal year 1993. Thus, relocation of the EAGLE to an area with higher operating costs and the increased utilization of the FALCON accounts for the increase in drilling costs between the third quarter of 1994 and 1993.

     The decline in interest expense during 1994 is due primarily to a reduction in effective interest rates during the first half of 1994 coupled with some reduction in outstanding principal. The increase in depreciation expense for the nine months ended June 30, 1994 is due to the depreciation on the SEAHAWK which commenced operations in February 1993.

     As required, the Company adopted the Financial Accounting Standards Board Statement No. 109, "Account for Income Taxes", in the first quarter of fiscal year 1994. This initial adoption had no impact on the Company's statement of operations and minimally increased assets and liabilities by approximately $800,000 on the Company's balance sheet. As a result of the reductions in the difference between book and tax basis on certain partnerships' assets during fiscal year 1994, a $200,000 tax benefit with a corresponding $200,000 reduction in deferred income taxes were recorded during the third quarter of 1994. This tax benefit coupled with less foreign taxes accounts for the reduction in the provision for income taxes.

     The primary reason for the Company's profitable results in 1994 continues to be its ability to maintain high equipment utilization. For the first nine months of fiscal year 1994, excluding the SOUTHERN CROSS, the Company has only incurred eleven idle equipment days (99 percent utilization) compared to 337 idle equipment days (81 percent utilization) for the same period in fiscal year 1993. The key to the Company continuing its profitable operations in subsequent quarters will be maintaining high utilization of its equipment.


LIQUIDITY AND CAPITAL RESOURCES

     In October 1993, the Company sold its forty percent interest in an Indian joint venture company for $1.3 million resulting in a gain of $201,000. The Company used the proceeds from this sale to help fund the $1.5 million purchase of the SOUTHERN CROSS, a semisubmersible built in 1976. This vessel remains idle in Australia as the Company pursues future contract opportunities. In August 1994, an Australian entity in which the Company owns a 50 percent interest entered into an agreement with a multi-national oil company to provide a mechanized modular offshore platform rig to commence drilling offshore Australia by the first calendar quarter of 1996. The remaining fifty percent interest is owned by a wholly owned subsidiary of Helmerich & Payne, Inc., the owner of approximately 24 percent of the Company's common stock. The modular rig will cost approximately $27 million to construct and will be funded equally by the Company and Helmerich & Payne out of internally generated cash.

     At June 30, 1994 compared to September 30, 1993, the Company's working capital increased approximately $8 million. The Company continues to experience no difficulties in collecting its accounts receivable. Subject to investing in new opportunities (including the construction of the above modular rig), the Company's cash reserves should continue to increase as a result of anticipated continuing improvement in cash flows.

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                              PART I.  ITEM 2


                                                            August 12, 1994


To Our Shareholders and Employees:

     The Company earned a profit of $4,531,000 for the nine months ended June 30, 1994, the Company's best financial performance since 1983. Equipment utilization for the first nine months of fiscal year 1994, excluding the SOUTHERN CROSS which has not been placed in service, has been 99 percent (eleven idle days) compared to 81 percent utilization (337 idle days) for the same period in fiscal year 1993. Earnings, including investment income, before depreciation, interest and taxes, but after adjustment for minority interest, were $11.5 million for the nine months ended June 30, 1994, compared to $6.0 million for the same period in 1993. Operating cash flow for the nine months ended June 30, 1994 compared to the same period in 1993 increased $8.3 million. For the nine months ended June 30, 1994 drilling revenues increased $12.6 million or 36 percent.

     The Company's improvement in operating results is primarily attributable to management's emphasis on maintaining high equipment utilization, not to any significant improvements in market conditions. Recent increases in oil prices, if sustained, may eventually yield market improvement; however, for the balance of calendar 1994, our goal is to strive for continuing high equipment utilization without expecting an improvement in market conditions. The FALCON has a contract with the Korean Petroleum Development Corp. in Korea which should keep it employed into the second quarter of fiscal 1995 and the EAGLE's current contract should keep it employed until first quarter of fiscal 1995. Ongoing opportunities are being aggressively sought for the RICHMOND and HUNTER which are expected to complete their current contract commitments in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995, respectively. A commitment has been made to install a new top-drive system on the RICHMOND; we believe that this enhancement will improve the RICHMOND's competitiveness and availability of employment opportunities.

     We are pleased to report that a newly formed venture owned 50% by Atwood Oceanics and 50% by an affiliated company, Helmerich & Payne, Inc., (an owner of 24% of the Company's common stock) has been awarded a term contract by Esso Australia Ltd. for the design, construction and operation of a new platform rig incorporating the latest technology in instrumentation and mechanization. Operation of the new rig will be managed by the Company and is expected to commence on Esso's West Tuna platform in the Bass Strait offshore the State of Victoria in early 1996. Our efforts in pursuing profitable new opportunities are continuing.

     Striving to achieve safe operations remains at the forefront of our endeavors. The support of our shareholders and employees is appreciated as we work toward future development of the Company.


                                   /s/ John R. Irwin
                                       JOHN R. IRWIN
                                         PRESIDENT

                  ATWOOD OCEANICS, INC. AND SUBSIDIARIES

                        PART II.  OTHER INFORMATION


     During the quarter ended June 30, 1994, the Company has not filed any Form 8-K's.









                                SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ATWOOD OCEANICS, INC.
                                                    (Registrant)




Date: 8/12/94                                  s/JAMES M. HOLLAND
                                                 James M. Holland
                                            Senior Vice President
                                            and Chief Accounting Officer