Form 10-K
period 1994-09-30
ATWOOD OCEANICS INC
filed 1994-12-28
CIK 8411

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1994
                         Commission File Number 0-6352

                             ATWOOD OCEANICS, INC.
            (Exact name of registrant as specified in its charter)

State of Texas                                              74-1611874

(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

                          15835 Park Ten Place Drive
                               P.O. Box 218350
                             Houston, Texas 77218

                   (Address of principal executive offices)

             Registrant's telephone number, including area code:
                                (713) 492-2929

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x  .   No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrants as of November 30, 1994 is $63,530,000.

The number of shares outstanding of the issuer's class of Common Stock, as of November 30 , 1994: 6,582,613 shares of Common Stock, $1 par value.



                        DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 1994 - Referenced in Parts I, II and IV of this report.
(2) Proxy Statement for Annual Meeting of Shareholders to be held February 9, 1995 - Referenced in Part III of this report.

                                    PART I

ITEM  1.  BUSINESS

      Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company" or "Registrant", unless the context requires otherwise), a corporation organized in 1968 under the laws of the State of Texas, is engaged in contract drilling of exploratory and development oil and gas wells in offshore areas and related support, management and consulting services. The Company currently owns (i) one jack-up, one semisubmersible tender-assist vessel, one submersible, one semisubmersible and one modular, self-contained platform rig, and (ii) the stock of two corporations which are the sole general partners owning 1% interests and limited partners owning 49% interests in the profits and losses of two partnerships, which, collectively, own three semisubmersible rigs. The Company also provides labor, supervisory and consulting services to two operator-owned platform rigs in Australia

      Activity in the contract drilling industry and related oil service businesses has been depressed since 1982 due to a decline in the price of and demand for oil and natural gas and an oversupply of drilling equipment. Such industry conditions have resulted in intense competition, reduced rates for drilling contracts and reduced utilization levels of drilling rigs. During fiscal year 1994, there were no significant improvements in dayrate levels or other underlying market conditions; however, due to the Company's increase in fleet utilization from 88 percent in 1993 to 99 percent in 1994, the Company enjoyed its first profitable year since 1989. However, due to continuing uncertainties in the market and the fact that several rigs are currently working under short-term contracts, there is no assurance in 1995 that the Company can maintain its equipment utilization rate at its 1994 level.

      Most of the Company's drilling operations have been conducted outside United States waters. The Company is currently involved in active drilling operations in Australia, Malaysia and Korea. At the present time, the submersible "RICHMOND" is the Company's only drilling vessel located in United States waters. At the end of fiscal year 1992, the RICHMOND had not found profitable contract work for over one year, which, coupled with an uncertain outlook for general improvement in the drilling market, caused the Company to write down certain drilling vessels and other assets by $17 million. However, since March 1993 the RICHMOND has had continuous profitable work in the United States Gulf of Mexico.

      For information relating to the revenues, profitability and identifiable assets attributable to specific geographic area of operations, see Note 13 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to shareholders for fiscal year 1994, incorporated by reference herein.

The following table sets forth, for each of the last three fiscal years, the approximate percentage of gross revenues (which include investment income) derived from domestic and foreign operations:


                                     Fiscal Year Ended
                                       September 30,
                        1994                 1993                 1992

       Domestic          12%                  11%                   6%
       Foreign           88%                  89%                  94%


OFFSHORE DRILLING EQUIPMENT

      As stated above, the Company's diversified fleet of owned or operated drilling rigs currently consists of four semisubmersibles, one semisubmersible tender assist vessel, one jack-up, one submersible, and one modular, self-contained platform rig. Each type of drilling rig is designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs owned or operated by the Company illustrate the diversified range of application of the rig fleet.

      The semisubmersible drilling unit has two hulls, the lower of which is capable of being flooded. Drilling equipment is mounted on the main hull. After the drilling unit is towed to location, the lower hull is flooded, lowering the entire drilling unit to its operating draft, and the drilling unit is anchored in place. On completion of operations, the lower hull is deballasted, raising the entire drilling unit to its towing draft. This type of drilling unit is designed to operate in greater water depths than a jack-up and in more severe sea conditions than a drillship. Semisubmersible units are generally more expensive to operate than jack-up rigs and, compared to a drillship, are often limited in the amount of supplies that can be stored on board.

      The semisubmersible tender assist vessel operates like a semisubmersible except that its drilling equipment is temporarily installed on permanently constructed offshore support platforms. The semisubmersible vessel provides crew accommodations, storage facilities and other support for the drilling operations.

      A jack-up drilling barge contains all of the drilling equipment on a single hull designed to be towed to the well site. Once on location, legs are lowered to the sea floor and the barge is raised out of the water by jacking up on these legs. On completion of the well, the barge is jacked downed and towed to the next location. A jack-up drilling unit can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in as deep water as other units.

      The submersible drilling unit owned by the Company has two hulls, the lower being a mat which is capable of being flooded. Drilling equipment and crew accommodations are located on the main hull. After the drilling unit is towed to location, the lower hull is flooded, lowering the entire unit to its operating draft at which it rests on the sea floor. On completion of operations, the lower hull is deballasted, raising the entire unit to its towing draft. This type of drilling unit is designed to operate in shallow water depths ranging from 9 to 70 feet and can operate in moderately severe sea conditions. Although drilling units of this type are less expensive to operate, like the jack-up rig, they cannot operate in as deep water as other units.

      A modular platform rig is similar to a land rig in its basic components. Modular platform rigs are temporarily installed on permanently constructed offshore support platforms in order to perform the drilling operations. After the drilling phase is completed, the modular rig is broken down into convenient packages and moved by work boats. A platform rig usually stays at a location for several months, if not years, since there are usually several wells drilled from a support platform.

DRILLING CONTRACTS

      The contracts under which the Company operates its vessels are obtained either through individual negotiations with the customer or by submitting proposals in competition with other contractors and vary in their terms and conditions. The initial term of contracts for the Company's owned and/or operated vessels has ranged from the length of time necessary to drill one well to several months and is generally subject to early termination in the event of a total loss of the drilling vessel, excessive equipment breakdown or failure to meet minimum performance criteria. In the current offshore drilling market, long-term contracts for mobile exploration vessels, such as the Company's semisubmersibles, are extremely rare. However, it is not unusual for contracts to contain renewal provisions at the option of the customer.

      The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, equipment and services provided, the areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a day rate basis. Such agreements generally provide for a reduced day rate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond the control of the Company. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating day rate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profit. A continuing over supply of drilling rigs in the market can adversely affect the Company's ability to employ its drilling vessels and depresses dayrates which can be obtained.

      For long moves, the Company attempts to obtain either a lump sum or a day rate as mobilization compensation for expenses incurred during the period in transit. A surplus of certain types of units, either worldwide or in particular operating areas, can result in the Company's acceptance of a contract which provides only partial or no recovery of relocation costs.

      Operation of the Company's drilling equipment is subject to the offshore drilling requirements of petroleum exploration companies and agencies of foreign governments. These requirements are, in turn, subject to fluctuations in government policies, world demand and prices for petroleum products, proved reserves in relation to such demand and the extent to which such demand can be met from onshore sources. As the market continues to be burdened with an oversupply of drilling units, some contracts continue to be offered on a per well basis rather than a fixed time period.

      The Company also contracts to provide various types of services to third party owners of drilling rigs. These contracts are normally for a stated term or until termination of operations or stages of operation at a particular facility or location. The services may include, as in the case of contracts entered into by the Company in connection with operations offshore Australia, the supply of personnel and rig design, fabrication, installation and operation. The contracts normally provide for reimbursement to the Company for all out-of-pocket expenses, plus a service or management fee for all of the services performed. In most instances, the amount charged for the services may be adjusted if there are changes in conditions, scope or costs of operations. The Company generally obtains the benefit of insurance or a contractual indemnity from the owner for liabilities which could be incurred in operations.

OPERATIONAL RISKS AND INSURANCE

      The Company's operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, the Company's vessels are subject to those perils peculiar to marine operations, such as capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, and suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. Although the Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, marine perils, extensive fire damage or damage to the environment. To date, the Company has not experienced difficulty in obtaining insurance coverage, although no assurance can be given as to the future availability of such insurance or cost thereof. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

ENVIRONMENTAL PROTECTION

      Under the Federal Water Pollution Control Act, as amended, operators of vessels in navigable United States waters and certain offshore areas are liable to the United States government for the costs of removing oil and certain other pollutants for which they may be held responsible, subject to certain limitations, and must establish financial responsibility to cover such liability. The Company has taken all steps necessary to comply with this law, and has received a Certificate of Financial Responsibility (Water Pollution) from the U.S. Coast Guard. The Company's operations in United States waters are also subject to various other environmental regulations regarding pollution and control thereof, and the Company has taken steps to ensure compliance therewith.

CUSTOMERS

      During fiscal year 1994, the Company performed operations for 17 customers. Because of the relatively limited number of customers for which the Company can operate at any give time, sales to each of 2 different customers amounted to 10% or more of the Company's fiscal 1994 revenues. Esso Australia Limited/Esso Production Malaysia, Inc., and Western Mining Corporation Limited accounted for 39% and 10% respectively, of fiscal year 1994 revenues. The Company's business operations are subject to the risks associated with a business having a limited number of customers for its products or services, and a decrease in the drilling programs of these customers in the areas where they employ the Company may adversely affect the Company's revenues.

COMPETITION

      The Company competes with numerous other drilling contractors, some of which are substantially larger than the Company and possess appreciably greater financial and other resources. In addition, the Company must compete with some large diversified natural resource companies that maintain offshore drilling divisions. The drilling industry is highly competitive, and no one drilling contractor is dominant. Even though improved somewhat from prior years, the supply of drilling equipment continues to exceed demand. As a consequence, there continues to be competition in securing available drilling contracts.

      Price competition is generally the most important factor in the drilling industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers are also important. Other competitive factors include work force experience, rig suitability, efficiency, condition of equipment, reputation and customer relations. The Company believes that it competes favorably with respect to these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition usually occurs on a regional basis and, although drilling rigs are mobile and can be moved from one region to another in response to increased demand, an oversupply of rigs in any region may result. Demand for drilling equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, by general economic conditions and prices of oil and gas, and from time to time by political considerations and policies.

      It is impracticable to estimate the number of competitors of the Company, some of which may have substantially greater resources and longer operating history than does the Company. In recent years many drilling companies have sought protection from creditors under bankruptcy laws or have undertaken business combinations with other companies as a result of the downturn in the contract drilling industry. Although these developments have resulted in a decrease in the total number of competitors, management of the Company believes that competition for drilling contracts will continue to be intense for the foreseeable future.


FOREIGN OPERATIONS

      The operations of the Company are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors, including risks of expropriation, nationalization, foreign exchange restrictions, foreign taxation, changing conditions and foreign and domestic monetary policies. Generally, the Company purchases insurance to protect against some or all loss due to events of political risk such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, by regulations affecting production, by regulations restricting the importation of foreign petroleum, by environmental regulations and by regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 13 to Consolidated Financial Statements contained in the Company's Annual Report to shareholders for fiscal year 1994, incorporated herein by reference, for a summary of revenues, operating income
(loss) and identifiable assets by geographic region.


EMPLOYEES

      The Company currently employs approximately 650 persons in its domestic and worldwide operations. In connection with its foreign drilling operations, the Company has often been required by the host country to hire substantial portions of its work force in that country, and in some cases these employees may be represented by foreign unions. To date the Company has experienced little difficulty in complying with such requirements and the Company's drilling operations have not been interrupted by strikes or work stoppages.

ITEM 2.  PROPERTIES

      Information regarding the location and general character of the Company's principal assets may be found in the schedule with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 1994, which is incorporated by reference herein.

      In October 1993, the Company purchased for $1.5 million the SOUTHERN CROSS, a semisubmersible built in 1976, and the Company sold its forty percent interest in an incorporated Indian joint venture which owns a jack-up and a drillbarge. For more information concerning these transactions, see Notes 4 and 11 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1994, incorporated by reference herein.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      During the fourth quarter of fiscal 1994, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

      As of September 30, 1994, there were over 400 beneficial owners of the Company's common stock.

      The Company did not pay cash dividends in fiscal years 1993 or 1994 and the Company does not anticipate paying cash dividends in the foreseeable future because of the capital intensive nature of its business. Cash reserves will be utilized to offset any operating cash deficiencies which could occur, as well as to acquire additional equipment, at the appropriate time, to enable the company to maintain its high competitive profile in the industry.

      Market information concerning the Company's common stock may be found under the caption heading "Stock Price Information" in the Company's Annual Report to Shareholders for fiscal 1994, which is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

      Information required by this item may be found under the caption "Five Year Financial Review" in the Company's Annual Report to Shareholders for fiscal 1994, which is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1994, which is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1994, which is incorporated by reference herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with the Company's accountants on accounting and financial disclosure.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 1995, to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 1995, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 1995, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Upon being awarded a term contract in August 1994, the Company and Helmerich & Payne, Inc. ("H&P") (current owner in conjunction with its wholly-owned subsidiary, Helmerich & Payne International Drilling Co., of 24.31% of the Company's common stock) entered into a joint venture agreement to construct a new generation platform rig which is scheduled to commence operating in offshore Australia in early 1996. H&P will manage the design, construction, testing and mobilization of the new rig; while, the Company will manage the initial installation and daily operation of the new rig. The Company and H&P each have a fifty percent interest in the joint venture. At September 30, 1994, the Company had invested $310,000 in this $26 million project, with an estimated total investment by the Company to be approximately $13 million. Three of the Company's directors, namely Walter H. Helmerich III, Hans Helmerich and George S. Dotson are directors and executive officers of H&P.

      There are no other business relationships or transactions with management involving the Company or any of its subsidiaries which require disclosure under this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Schedules and Exhibits

          1.  List of Financial Statements

      The following financial statements, together with the report of Arthur Andersen LLP dated November 29, 1994 appearing in the Company's Annual Report to Shareholders, are incorporated by reference herein:

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Consolidated Statements of Changes in Shareholders' Equity

          Report of Independent Public Accountants

          Notes to Consolidated Financial Statements

          2.   List of Financial Statement Schedules

      The following additional data should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report to
Shareholders:

          Report of Independent Public Accountants on Additional Note and Schedules

          Additional Note to Financial Statements

          Schedule I - Marketable Securities

          Schedule V - Property and Equipment

          Schedule VI - Accumulated Depreciation of Property and Equipment


          3.  Exhibits

      Listed below are all of the Exhibits filed as part of this report.

            3.1.1 Restated Articles of Incorporation dated January 1972
                  (Incorporated herein by reference to Exhibit 3.1.1 of the Company's Form 10-K for the year ended September 30, 1993).

            3.1.2 Articles of Amendment dated March 1975 (Incorporated herein by reference to Exhibit 3.1.2 of the Company's Form 10-K for the year ended September 30, 1993).

            3.1.3 Articles of Amendment dated March 1992 (Incorporated herein by reference to Exhibit 3.1.3 of the Company's Form 10-K for the year ended September 30, 1993).

            3.2 Bylaws, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended September 30, 1993).

            10.1 Atwood Oceanics, Inc. 1981 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K for the year ended September 30, 1993).

            10.2 Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K dated September 30, 1993).

            10.3 Joint Venture Letter Agreement dated November 4, 1994 between the Company and Helmerich & Payne, Inc.

            13.1  Annual Report to Shareholders

            22.1  List of Subsidiaries

            23.1  Accountants Consent

            27.1  Financial Data Schedule

          4.  Executive Compensation Plans and Arrangements

            Atwood Oceanics, Inc. 1981 Incentive Stock Option Plan - See
Exhibit 10.1 hereof.

            Atwood Oceanics, Inc. 1990 Stock Option Plan - See Exhibit 10.2 hereof.

      (b)  Reports on Form 8-K

            During the last quarter of fiscal 1994, the Company did not file with the Securities and Exchange Commission any reports on Form 8-K.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               ATWOOD OCEANICS, INC.


By   /s/ JOHN R. IRWIN                  By /s/ JAMES M. HOLLAND
   JOHN R. IRWIN, President                   JAMES M. HOLLAND,
(Principal Executive Officer)              Senior Vice President
                                            and (Principal
                                            Financial Accounting
                                            Officer)

Date:  November 30, 1994                Date:  November 30, 1994



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



By   /s/ ROBERT W. BURGESS                By /s/ GEORGE S. DOTSON

  Robert W. Burgess, Director               George S. Dotson, Director


Date:  November 30, 1994              Date:   November 30, 1994



By   /s/ HANS HELMERICH               By/s/ WILLIAM J. MORRISSEY

Date:   November 30, 1994               Date:  November 30, 1994

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                     ADDITIONAL NOTE AND SCHEDULES




To Atwood Oceanics, Inc.:

      We have audited in accordance with generally accepted auditing standards, the financial statements included in Atwood Oceanics, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 29, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The additional note and schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. Such note and schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                          ARTHUR ANDERSEN LLP



Houston, Texas
November 29, 1994

              ATWOOD OCEANICS, INC. AND SUBSIDIARIES
             ADDITIONAL NOTE TO FINANCIAL STATEMENTS



SUPPLEMENTARY PROFIT AND LOSS INFORMATION

     The following amounts were included as a component of net income (loss) for each of the three years in the period ended
September 30, 1994:

                                             (In thousands)
                                   1992           1993           1994

Maintenance and repairs           $3,278        $3,891         $4,478

Dividend income                      223           223            236

Interest income                    2,869         2,247          2,382



DETAIL OF ACCRUED LIABILITIES

     Components of accrued liabilities at September 30, 1993 and 1994, are as follows:

                                      (In thousands)
                                     1993           1994

Payroll and related accounts       $2,892         $3,191
Property and payroll taxes            489            997
Income taxes                        1,453            839
Other                               1,008          1,546
                                   $5,842         $6,573

SCHEDULE I

                        ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                MARKETABLE SECURITIES
                                  September 30, 1994
                                    (In thousands)



                                    Number of
                                    Shares or
                                    Principal
Description                          Amount                Cost

Debt Securities:
   U. S. Treasuries                $   22,600          $    22,451

Common Stocks:
   Energy                                  80                2,477


                                                       $    24,928






                                     Market              Carrying
Description                           Value               Amount

Debt Securities:
   U. S. Treasuries                $    23,270         $    22,451

Common Stocks:
   Energy                                5,458               2,477


                                   $    28,728         $    24,928

SCHEDULE V

                        ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                PROPERTY AND EQUIPMENT
              For the Three Years in the Period Ended September 30, 1994
                                    (In thousands)

                                             Balance
                                             Beginning
                                              of Year    Additions
Year ended September 30:

1992 - Drilling vessels, equipment and
          drill pipe                         $205,291     $  2,226
       Construction-in-progress                   ---       13,062
       Other                                    3,688          254
                                              208,979       15,542
1993 - Drilling vessels, equipment and
          drill pipe                          165,077        2,390
       Construction-in-progress                14,028        2,845
       Other                                    3,871           67
                                              182,976        5,302
1994 - Drilling vessels, equipment and
          drill pipe                          182,851        6,133
       Other                                    3,924          589
                                             $186,775     $  6,722


                                             Write-
                                             Down of
                                             Drilling
                                             Vessels        Retirements,
                                             and Other      Transfers
                                             Equipment       or Sales

Year ended September 30:

1992 - Drilling vessels, equipment and
        drill pipe                           $(15,677)      $(26,763)(1)
       Construction-in-progress                   ---            966
       Other                                      ---            (71)
                                              (15,677)       (25,868)
1993 - Drilling vessels, equipment and
        drill pipe                                ---         15,384
       Construction-in-progress                   ---        (16,873)
       Other                                      ---            (14)
                                                  ---         (1,503)
1994 - Drilling vessels, equipment and
          drill pipe                              ---         (1,459)
       Other                                      ---            (34)
                                             $    ---       $ (1,493)
NOTE -
(1) Includes the retirement of approximately $30 million of assets net of accumulated depreciation related to a drilling vessel (See Schedule VI).

                                                       Balance at
                                                       End of Year

Year ended September 30:

1992 - Drilling vessels, equipment and
        drill pipe                                     $165,077
       Construction-in-progress                          14,028
       Other                                              3,871
                                                        182,976
1993 - Drilling vessels, equipment and
        drill pipe                                      182,851
       Construction-in-progress                             ---
       Other                                              3,924
                                                        186,775

1994 - Drilling vessels, equipment and
        drill pipe                                      187,525
       Other                                              4,479
                                                        192,004

SCHEDULE VI

                        ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
              For the Three Years in the Period Ended September 30, 1994
                                    (In thousands)
                                             Balance        Additions
                                            Beginning       Charged to
                                             of Year          Income


Year ended September 30:

1992 - Drilling vessels, equipment
        and drill pipe                       $ 93,703         $15,089
       Other                                    1,641             309
                                               95,344          15,398

1993 - Drilling vessels, equipment
        and drill pipe                         83,049          12,730
       Other                                    1,894             315
                                               84,943          13,045

1994 - Drilling vessels, equipment
        and drill pipe                         94,488          13,317
       Other                                    2,137             301
                                             $ 96,625         $13,618


                                                              Balance
                                           Retirements          End
                                            or Sales          of Year

Year ended September 30:


1992 - Drilling vessels, equipment
        and drill pipe                       $(25,743)(1)    $ 83,049
       Other                                      (56)          1,894
                                              (25,799)         84,943

1993 - Drilling vessels, equipment
        and drill pipe                         (1,291)         94,488
       Other                                      (72)          2,137
                                               (1,363)         96,625
1994 - Drilling vessels, equipment
        and drill pipe                         (1,053)        106,752
       Other                                      (31)          2,407
                                             $ (1,084)       $109,159

(1) See Note (1) on Schedule V