Form 10-Q
period 1994-12-31
ATWOOD OCEANICS INC
filed 1995-02-14
CIK 8411

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549
                                  ________________

                                     Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1994
                     COMMISSION FILE NUMBER 0-6352


                              ATWOOD OCEANICS, INC.
           (Exact name of registrant as specified in its charter)


               TEXAS                                 74-1611874
          (State or other jurisdiction of  (I.R.S. Employer Identification No.)
           incorporation or organization)

        15835 Park Ten Place Drive                           77084
              Houston, Texas                               (Zip Code)
  (Address of principal executive offices)


                 Registrant's telephone number, including area code:
                                    713-492-2929
                                   _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings
requirements for the past 90 days.  Yes  X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1994: 6,582,613 shares of Common Stock $1 par value

                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                        PART I.  FINANCIAL INFORMATION

      The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the quarters ended December 31, 1994 and 1993. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1994 Annual Report to Shareholders.

                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                PART I - ITEM I - FINANCIAL STATEMENTS
                                      CONSOLIDATED BALANCE SHEET



                                                       (Unaudited)
                                               December 31,      September 30,
                                                   1994               1994

                                                               (In thousands)
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                    $ 18,656          $  16,119
    Accounts receivable                            14,093             13,915
    Current maturities of long-term notes
         receivable                                   400                400
    Inventories of materials and supplies, at
         lower of average cost or market            4,219              4,194
    Prepaid expenses and other                      3,409              3,844

       Total Current Assets                        40,777             38,472

 AVAILABLE FOR SALE SECURITIES                     24,921             24,928


 LONG-TERM NOTE RECEIVABLE, net of current
         maturities                                 5,884              5,985


 PROPERTY AND EQUIPMENT, at cost:
    Drilling vessels, equipment and drill pipe    188,625            187,525
    Other                                           4,793              4,479
                                                  193,418            192,004

    Less - accumulated depreciation               112,624            109,159
       Net Property and Equipment                  80,794             82,845


 DEFERRED COSTS AND OTHER ASSETS                    1,322              1,230

                                                $ 153,698          $ 153,460



                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                      CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
                                              December 31,       September 30,
                                                   1994               1994


                                                        (In thousands)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Current maturities of notes payable by
           partnership                          $   3,000           $   3,000
    Accounts payable                                3,597               3,728
    Accrued liabilities                             6,733               6,573

       Total Current Liabilities                   13,330              13,301



 LONG-TERM NOTES PAYABLE BY PARTNERSHIP,
       net of current maturities                   50,210              50,294

 DEFERRED CREDITS                                   2,282               2,289
 MINORITY INTEREST IN PARTNERSHIPS                    174               1,617

 SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
       1,000,000 shares authorized, none
       outstanding                                    ---                 ---
    Common stock, $1 par value;
       10,000,000 shares authorized with
       6,582,000 shares issued and
       outstanding                                  6,582               6,582
    Paid-in capital                                54,273              54,273
    Retained earnings                              26,847              25,104
       Total Shareholders' Equity                  87,702              85,959

                                                $ 153,698           $ 153,460




                                                PAGE 5

                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                           Three Months Ended
                                                              December 31,

                                                     (In thousands, except per
                                                            share amounts)

                                                      1994            1993
REVENUES:
  Drilling revenues                                $ 17,856        $ 15,373
    management fee income                               450             485
  Dividends and interest                                679             615
  Gain on sale of Indian joint venture                  ---             201

                                                     18,985          16,674
COSTS AND EXPENSES:
  Drilling costs                                     12,530          10,849
  Depreciation                                        3,542           3,357
  General and administrative                          1,057             985
  Interest                                              831             680

                                                     17,960          15,871

INCOME BEFORE MINORITY INTEREST AND
  INCOME TAXES                                        1,025             803

MINORITY INTEREST IN LOSS OF PARTNERSHIPS               908           1,080

INCOME BEFORE INCOME TAXES                            1,933           1,883
PROVISION FOR INCOME TAXES                              190             283

NET INCOME                                         $  1,743        $  1,600


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                         6,582           6,582

INCOME PER COMMON SHARE                            $    .26        $    .24




                                                PAGE 6

                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                                            Three Months Ended
                                                                December 31,

                                                               1994                     1993

                                                                 (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                     $    1,743       $    1,600

    Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
        Depreciation                                    3,542            3,357
        Amortization of deferred items                    103               62
        Minority interest in net loss of
          partnerships                                   (908)          (1,080)

    Changes in assets and liabilities:
        Increase in accounts receivable                  (178)            (416)
        Increase in accounts payable and accrued
             liabilities                                   29            1,868
        Other                                             315             (564)

              Total adjustments                         2,903            3,227
              Net cash provided by operating
                  activities                            4,646            4,827

CASH FLOW FROM INVESTING ACTIVITIES:
      Capital expenditures                             (1,205)          (1,989)
      Proceeds from sale of equity in Indian joint
        venture                                           ---            1,300
      Investment in joint venture                        (155)             ---
      Payments received on note receivable                101              101
              Net cash used by investing activities    (1,259)            (588)

CASH FLOW FROM FINANCING ACTIVITIES:
       Principal payment on long-term notes
           payable                                       (750)            (750)
       Net payments to limited partner                   (100)             ---
              Net cash used by financing activities      (850)            (750)


NET INCREASE IN CASH AND CASH EQUIVALENTS               2,537            3,489

CASH AND CASH EQUIVALENTS, at beginning of period      16,119           10,087

CASH AND CASH EQUIVALENTS, at end of period          $ 18,656        $  13,576

                                    PAGE 7

                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                PART I. ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Excluding the SOUTHERN CROSS, which has not been placed in service, thus far in fiscal 1995, the Company has maintained 100 percent utilizations of its equipment. In fact, since October 1993, the Company has incurred only eleven idle equipment days, a 99.7 percent equipment utilization rate. However, since the EAGLE, FALCON, RICHMOND and HUNTER have current contracts which could expire in the second, third and fourth quarters of fiscal 1995, respectively, there is no guarantee that the Company can maintain its current level of equipment utilization for the remainder of fiscal 1995. The key to the Company's return to profitability in 1994 and its level of profitability thus far in fiscal 1995 has been high equipment utilization.

      Total revenues increased $2.3 million (14 percent) and $1.4 million (8 percent) in the first quarter of fiscal year 1995 compared to the first and fourth quarters of fiscal year 1994. The revenue increase in the first quarter of fiscal 1995 from the first quarter of fiscal year 1994 is primarily due to a $2.5 million (16 percent) increase in drilling revenues. A comparative analysis of drilling revenues is as follows:

                                             QUARTERS ENDED
                           December 31,      September 30,       December 31,
                               1994               1994                1993

                                             (In thousands)
 SEAHAWK                       $ 2,674            $ 2,690            $ 2,763
 HUNTER                          2,578              2,665              2,407
 EAGLE                           3,871              3,763              1,774
 FALCON                          2,771              2,551              3,546
 VICKSBURG                       1,164              1,167              1,027
 RIG-19                          1,901              1,649              1,683
 RICHMOND                        1,500              1,283              1,462
 GOODWYN 'A'                     1,159                ---                ---
 OTHER                             238                295                711

                               $17,856            $16,063            $15,373

      Since its commencement of operation in February 1993, the SEAHAWK has been a significant contributor to the Company's return to profitability. The HUNTER has experienced 100 percent utilization since April 1993. During
December 1993, the EAGLE was mobilized from Malaysia to the "Zone of
Cooperation" (an area jointly governed by Indonesia and Australia) and since being relocated has experienced 100 percent utilization.  The downtime incurred in relocating the EAGLE accounts for drilling revenues for the first quarter of fiscal year 1995 being significantly higher than the first quarter of fiscal year 1994. The reduction in drilling revenues for the FALCON in the first quarter of fiscal year 1995 compared to the first quarter of fiscal 1994 is due to the rig operating in Korea where dayrate levels are lower compared to Australia due to lower operating costs. In September 1994, RIG-19 was relocated to a new platform and received an increase in dayrate revenue which accounts for its increase in drilling revenues. The RICHMOND has worked continuously since March 1993. In October 1994, the Australian operator-owned GOODWYN 'A' platform rig commenced drilling operations. Since July 1989, the Company, on a management fee basis, directed the design, construction and offshore commissioning of the GOODWYN 'A' drilling facilities.  The Company now has responsibility for the operations and maintenance of these facilities and is compensated on a dayrate basis.  The Company's current contract status for its drilling operations is as follows:
 NAME OF RIG  LOCATION              CONTRACT STATUS

 SEAHAWK      Malaysia              Term contract (estimated completion 1997).
 HUNTER       Malaysia              Drilling the 28th of 30 firm wells (with
                                    eight option wells).

 EAGLE        Australia/Indonesia   Drilling the third of possible seven
              "Zone of              option wells (if no additional option
              Cooperation"          wells are drilled, contract could be
                                    complete before the end of March 1995).

 FALCON       Korea                 Preparing to be relocated to China to
                                    commence a short drilling program which
                                    could be completed by the end of June
                                    1995.
 VICKSBURG    Australia             Under contract until February 1996 (with
                                    two one year options).

 RIG-19       Australia             Term contract (estimated completion 1997).
 RICHMOND     United States         Short term contract which could be
                                    completed by the end of June 1995.

 GOODWYN 'A'  Australia             Term contract (estimated completion 1997).


      For the three months ended December 31, 1994 compared to the three months ended December 31, 1993, drilling costs increased $1.6 million or 15 percent. An analysis of drilling costs by rigs is as follows:
                                           QUARTERS ENDED


                           December 31,      September 30,       December 31,
                               1994                1994                1993

                                             (In thousands)
 SEAHAWK                      $  1,544           $  1,584           $  1,538
 HUNTER                          1,930              1,754              1,691
 EAGLE                           3,008              3,029              1,539
 FALCON                          1,747              1,293              2,819
 VICKSBURG                         721                664                201
 RIG-19                          1,183                806              1,151
 RICHMOND                          941                964                882
 GOODWYN 'A'                       896                ---                ---
 OTHER                             560              1,132              1,028

                              $ 12,530           $ 11,226           $ 10,849

The EAGLE's relocation from Malaysia to the "Zone of Cooperation" where operating costs are higher due to increased labor costs accounts for the significant increase in drilling costs in the fourth quarter of fiscal year 1994 and the first quarter of fiscal year 1995 compared to the first quarter of fiscal year 1994. On the other hand, the relocation of the FALCON out of Australia accounts for its significant reduction in drilling costs. During the first quarter of fiscal 1994, the VICKSBURG was credited with approximately $500,000 in personnel tax refunds which accounts for its reduced drilling costs during that period. Drilling costs for RIG-19 was lower during the quarter ended September 30, 1994 due to the rig being relocated to a new platform. As previously stated, drilling operations commenced on the GOODWYN 'A' platform rig in October 1994 whereby the Company has labor responsibility and is being compensated on a dayrate revenue basis.


LIQUIDITY AND CAPITAL RESOURCES

      Fabrication work has commenced on RIG-200 (the state-of-the-art modular platform rig jointly owned by the Company and Helmerich & Payne, Inc.). At December 31, 1994, the Company had only invested approximately $500,000 in the RIG-200 project; however, based upon the current construction schedule, the Company will invest an additional $12 million in this project during 1995.
The SOUTHERN CROSS remains idle in Australia as the Company pursues future contract opportunities. Before the unit can be placed into service, an additional capital investment, which could be as high as $30 million, will be required. In addition to pursing a contract opportunity for the SOUTHERN CROSS, the Company is also pursuing other expansion opportunities. The Company currently plans to fund the RIG-200 investment from internally generated funds; however, should the Company receive a contract for the SOUTHERN CROSS or receive a commitment on another expansion opportunity, funding of these additional investment opportunities will probably require the use of a short-term borrowing facility.

      During the quarter, the Company's working capital increased approximately $2.3 million. The Company continues to experience no difficulties in collecting its accounts receivables. If the Company can continue to maintain its high level of equipment utilization, cash flow from operations should continue to remain at approximately $4 million per quarter for the remainder of fiscal 1995. However, if equipment utilization declines, cash flow will likewise decline. The Company will continue its emphasis on maintaining a high level of equipment utilization.

                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                PART I.  ITEM 2




TO OUR SHAREHOLDERS AND EMPLOYEES:

      The results for the first quarter of fiscal 1995 reflect the Company's best quarterly performance since the last quarter of fiscal year 1983. Excluding the SOUTHERN CROSS, which has not been placed in service, the Company has maintained 100 percent utilization of its equipment since December 1993. Earnings, including investment income, before depreciation, interest and taxes, but after adjustment for minority interest, were $4.1 million for the first quarter of fiscal year 1995 compared to $3.8 million for the first quarter of fiscal year 1994. Compared to the first quarter of fiscal 1994, operating cash flow for the first quarter of fiscal 1995 increased from $3.9 million to $4.4 million.

      The key to the Company maintaining its current level of profitability remains high equipment utilization. The FALCON will complete its current contract in Korea in February 1995 and then be relocated to China to commence a short-term drilling program which should keep the rig committed into the third quarter of fiscal 1995. If option wells are not drilled, the EAGLE could complete its current drilling program before the end of March 1995. The RICHMOND and HUNTER could complete their current contract commitments in the third and fourth quarters of fiscal 1995, respectively. The VICKSBURG has a contract commitment into 1996, and RIG-19 and the SEAHAWK are committed into 1997. The Company continues to aggressively pursue ongoing employment opportunities for the three semisubmersibles and the RICHMOND. Maintaining high equipment utilization will continue to be a challenge; however, through fiscal 1994 and thus far through fiscal 1995, the Company has successfully faced this challenge with a 99.7 percent equipment utilization rate.

      We are pleased to announce that in late October 1994, drilling operations commenced on the Australian operator-owned GOODWYN 'A' platform rig. Since July 1989, the Company, on a management fee basis, has directed the design, equipment procurement, fabrication, transport and offshore commissioning of the GOODWYN 'A' drilling facilities. The operation and maintenance phase of this project will provide additional enhancements to financial performance. Fabrication work has commenced on RIG-200 (the state-of-the-art modular platform rig jointly owned by the Company and Helmerich & Payne, Inc.), with operation in Australia currently scheduled to commence in late 1996. We are continuing our efforts in pursuing additional new opportunities which could further enhance our future operating results.

      The offshore drilling and service industry continues to change and remains very competitive. We are committed to achieving higher standards of excellence in safety and operational performance and to better understand our clients' present and future service needs. Our goal is to provide superior services and value to our clients. As we strive for continuation of profitability and growth, we appreciate the support and commitment of our employees and shareholders.




                                               s/ John R. Irwin

                                                 JOHN R. IRWIN
                                                   PRESIDENT

                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


      During the quarter ended December 31, 1994, the Company has not filed any Form 8-K's.









                                  SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  ATWOOD OCEANICS, INC.

                                                      (Registrant)





 Date: 2/14/94                                     s/ James M. Holland
                                                    JAMES M. HOLLAND
                                                  Senior Vice President
                                              and Chief Accounting Officer