Form 10-Q
period 1995-03-31
ATWOOD OCEANICS INC
filed 1995-05-11
CIK 8411

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549
                                  ________________

                               Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR QUARTERLY PERIOD ENDED MARCH 31, 1995
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1994: 6,582,613 shares of Common Stock $1 par value

                         PART I. FINANCIAL INFORMATION
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

      The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1995 and September 30, 1994, and the results of operations for the three months and six months ended March 31, 1995 and 1994, respectively, and the statements of cash flows for the six months then ended. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1994 Annual Report to Shareholders.

                    PART I.  ITEM I - FINANCIAL STATEMENTS
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited) September
                                                          March 31,   30, 1994
                                                            1995

                                                                 (In thousands)
 ASSETS

 CURRENT ASSETS:
       Cash and cash equivalents                             $ 22,025     $ 16,119
       Accounts receivable                                     14,593       13,915
       Current maturities of long-term notes receivable           ---          400
       Inventories of materials and supplies, at lower of       4,282        4,194
       average cost or market                                   2,447        3,844
       Prepaid expenses and other

             Total Current Assets                              43,347       38,472
 AVAILABLE FOR SALE SECURITIES                                 28,785       24,928

 LONG-TERM NOTES RECEIVABLE, net of current maturities            ---        5,985
 PROPERTY AND EQUIPMENT:
       Drilling vessels, equipment and drill pipe             196,544      187,525
       Other                                                    6,450        4,479

                                                              202,994      192,004

       Less-accumulated depreciation                          114,903      109,159
             Net Property and Equipment                       88, 091       82,845
 DEFERRED COSTS AND OTHER ASSETS                                1,269        1,230

                                                             $161,492     $153,460

See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                                          (Unaudited) September
                                                           March 31,  30, 1994
                                                             1995
                                                                 (In thousands)
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Current maturities of notes payable                   $   3,880   $   3,000
       Accounts payable                                          5,013       3,728
       Payable to purchase partnerships' interest               13,275         ---
       Accrued liabilities                                       7,312       6,573

             Total Current Liabilities                          29,480      13,301
 LONG-TERM NOTES PAYABLE, net of current maturities             37,198      50,294

 DEFERRED CREDITS:
       Income taxes                                              2,716       1,650
       Other                                                       553         639
                                                                 3,269       2,289
 MINORITY INTEREST IN PARTNERSHIPS                                 ---       1,617

 SHAREHOLDERS' EQUITY:
       Preferred stock, no par value;
             1,000,000 shares authorized, none outstanding         ---         ---
       Common stock, $1 par value;
             10,000,000 shares authorized with 6,582,000
             shares issued and outstanding                       6,582       6,582
       Paid-in capital                                          54,273      54,273
       Net unrealized holding gains                              2,556         ---
       Retained earnings                                        28,134      25,104

                                                                91,545      85,959
       Total Shareholders' Equity                            $ 161,492   $ 153,460



See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 Consolidated Statement of Operations
                                              (Unaudited)



                                       Three Months Ended         Six Months Ended
                                               March 31,                March 31,

                                     1995          1994        1995          1994
                                          (In thousands, except per share amounts)

 REVENUES:
       Drilling revenues            $ 18,078     $ 15,985    $ 35,934      $ 31,358
       Management fee income             236          534         686         1,019
       Dividends and interest            763          598       1,442         1,213
       Gain on sale of Indian
       Joint                             ---          ---         ---           201
             Venture

                                      19,077       17,117      38,062        33,791
 COSTS AND EXPENSES:
       Drilling                       12,623       11,124      25,153        21,973
       Depreciation                    2,496        3,385       6,038         6,742
       General and                     1,190        1,094       2,247         2,079
       administrative                    636          675       1,467         1,355
       Interest

                                      16,945       16,278      34,905        32,149
 INCOME BEFORE MINORITY INTEREST
 AND INCOME TAXES                      2,132          839       3,157         1,642

 MINORITY INTEREST IN NET LOSS
 OF PARTNERSHIPS                         ---          714         908         1,794

 INCOME BEFORE INCOME TAXES            2,132        1,553       4,065         3,436
 PROVISION FOR INCOME TAXES              845          248       1,035           531

 NET INCOME                         $  1,287     $  1,305    $  3,030      $  2,905
 INCOME PER COMMON SHARE            $    .20     $   .20     $    .46      $    .44

 AVERAGE COMMON SHARES
 OUTSTANDING                           6,582        6,582       6,582         6,582


See accompanying notes to financial statements

                                                PAGE 6
                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Unaudited)

                                                     Six Months Ended March 31,
                                                          1995            1994
                                                           (In thousands)
 CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                                $ 3,030         $ 2,905
 Adjustments to reconcile net income to net
 cash provided (used) by operating
 activities:

       Depreciation                                           6,038           6,742
       Amortization of deferred costs                           238             263
       Deferred federal income tax                              200             ---
       provision

       Minority interest in net loss of                        (908)         (1,794)
       partnership
 Changes in assets and liabilities:
       Increase in accounts receivable                         (678)         (1,001)

       Increase (decrease) in accounts
       payable and accrued liabilities                        2,024            (114)
       Other                                                  1,065            (541)
 Total adjustments                                            7,979           3,555
       Net cash provided by operating                        11,009           6,460
       activities

 CASH FLOW FROM INVESTING ACTIVITIES:
 Proceeds from sale of Indian Joint Venture                     ---           1,300
 Payment received on notes receivable                           202             202

 Investment in joint venture                                 (1,708)            ---
 Capital expenditures                                        (1,997)         (3,007)
       Net cash used by investing                            (3,503)         (1,505)
       activities

 CASH FLOW FROM FINANCING ACTIVITIES:
 Principal payment on long-term notes                        (1,500)         (1,500)
 payable
 Net payment to limited partner                                (100)            ---
       Net cash used by financing                            (1,600)         (1,500)
       activities

 NET INCREASE IN CASH AND CASH EQUIVALENTS                    5,906           3,455
 CASH AND CASH EQUIVALENTS, at beginning of
 period                                                      16,119          10,087
 CASH AND CASH EQUIVALENTS, at end of                       $22,025         $13,542
 period

See accompanying notes to financial statements

                    PART I.  ITEM I - FINANCIAL STATEMENTS
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. On March 27, 1995, the Company executed agreements (with an effective date of December 31, 1994) to acquire the 50 percent limited partner's interest in the three semisubmersible drilling rigs, the HUNTER, EAGLE and FALCON. Pursuant to the acquisition, the Company has become the sole owner of the three semisubmersible rigs for an aggregate purchase price consisting of $13.3 million in cash payable at closing plus the issuance of a $3 million note payable in annual installments of $750,000. Final closing and funding of this purchase occurred on April 27, 1995.

2. In conjunction with the acquisition of the limited partner's interest the Company contributed to equity in Atwood Deep Seas, Ltd ("Deep Seas") $7.9 million principal amount of Deep Seas' long-term debt acquired by the Company in 1990 with a current discounted basis of $6.3 million. Currently, Deep Seas' long-term debt consist of $38.7 million in non-recourse loans from the bank group and will continue to require quarterly principal payments of $750,000, with a balloon payment of $29.7 million payable in March 1998.

3. When the Company acquired its initial interest in the HUNTER, EAGLE and FALCON in 1990, an estimated useful lives for these rigs of ten years were adopted for depreciation purposes. However, since these facilities remain "state-of-the-art" drilling rigs and since the Company acquired the 50 percent limited partner's interest on the basis that these rigs will remain long-term productive assets, effective January 1, 1995, management has increased its estimated lives on these rigs by an additional five years. The effect of the change in depreciable lives was an approximate $1 million reduction in depreciation for the quarter ended March 31, 1995.

4. Effective on January 1, 1995, all notes payable to the limited partner by Deep Seas (approximately $14 million) were cancelled with approximately $6 million (net of $8 million previously reclassified as "minority interest in partnerships") reclassified as equity in Deep Seas.

5. In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities", shareholders' equity was increased by $2,556,000 (net of $1,316,000 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at lower of cost or market. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The change had no effect on net income.

                                    PAGE 8
                                PART I.  ITEM 2
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Excluding the SOUTHERN CROSS, which has not been placed in service, thus far in fiscal 1995, the Company continues to maintain 100 percent utilization of its equipment. Since October 1993, the Company has incurred only eleven idle equipment days, a 99.7 percent equipment utilization rate. The key to the Company's return to profitability in 1994 and its level of profitability thus far in fiscal 1995 has been high equipment utilization. However, due to certain planned maintenance and surveys on the EAGLE, the Company will incur some idle days on this rig during the fourth quarter of fiscal 1995. Also, the EAGLE and RICHMOND have current contracts which could expire before the end of fiscal 1995. The Company is currently pursuing new contract opportunities for each rig.

      Total revenues increased $1.9 million (11 percent) in the second quarter of fiscal year 1995 compared to the second quarter of fiscal year 1994. The revenue increase in the second quarter of fiscal 1995 is primarily due to a $2.1 million (13 percent) increase in drilling revenues. A comparative analysis of drilling revenues is as follows:

                                             QUARTERS ENDED
                              March 31,          December 31,             March 31,
                                 1995                1994                    1994

 SEAHAWK                     $ 2,632               $ 2,674               $ 2,684
 HUNTER                        2,542                 2,578                 2,533
 EAGLE                         3,878                 3,871                 3,218
 FALCON                        2,787                 2,771                 2,311
 VICKSBURG                     1,198                 1,164                 1,044
 RIG-19                        1,908                 1,901                 1,744
 RICHMOND                      1,430                 1,500                 1,487
 GOODWYN "A"                   1,586                 1,159                   ---
 OTHER                           117                   238                   964
                             $18,078               $17,856               $15,985


      Since its commencement of operation in February 1993, the SEAHAWK has been a significant contributor to the Company's return to profitability. The HUNTER has experienced 100 percent utilization since April 1993. During December 1993 and January 1994, the EAGLE was mobilized from Malaysia to the "Zone of Cooperation" (an area jointly governed by Indonesia and Australia), which accounts for its revenue being lower in the March 1994 quarter. Since being relocated, the EAGLE has experienced 100 percent utilization. The FALCON worked in Malaysia during the second quarter of fiscal year 1994 compared to Korea and China during the quarters ended December 31, 1994 and March 31, 1995 where dayrate revenues are at higher levels. In September 1994, RIG-19 was relocated to a new platform and received an increase in dayrate revenue which accounts for its increase in drilling revenues. The RICHMOND has worked continuously since March 1993. In October 1994, the Australian operator-owned GOODWYN 'A' platform rig commenced drilling operations. Since July 1989, the Company, on a management fee basis, directed the design, construction and offshore commissioning of the GOODWYN 'A' drilling facilities. The Company now has responsibility for the operations and maintenance of these facilities and is compensated on a dayrate basis. The reduction in "other" relates primarily to less labor service being provided to the Australian operator-owned NORTH RANKIN "A" platform rig. The Company's current contract status for its drilling operations is as follows:

 NAME OF RIG       LOCATION        CONTRACT STATUS

 SEAHAWK           Malaysia        Term contract (estimated completion 1997).
 HUNTER            Malaysia        Drilling the first of possible eight option
                                   wells (with current discussion for ongoing work).

 EAGLE       Australia/Indonesia   Drilling the first of possibly three option
             "Zone of Cooper-      wells (with current discussion for new
             ation                 contract opportunity).

 FALCON      Thailand/Malaysia     Drilling the first of four firm wells (with
             "Joint Development    three option wells).
                   Area"

 VICKSBURG       Australia         Under contract until February 1996 (with
                                   two one year options).

 RIG-19          Australia         Term contract (estimated completion 1997).
 RICHMOND      United States       Drilling one firm well with one option well.
                                   Have received conditional letter of intent for work after completion of current contract.

 GOODWYN 'A'    Australia          Term contract (estimated completion 1997).

      For the three months ended March 31, 1995 compared to the three months ended March 31, 1994, drilling costs increased $1.5 million or 13 percent. An analysis of drilling costs by rig is as follows:

                                             QUARTERS ENDED
                              March 31,          December 31,             March 31,
                                 1995                1994                    1994

 SEAHAWK                     $ 1,377              $  1,544              $  1,451
 HUNTER                        1,769                 1,930                 1,823
 EAGLE                         3,138                 3,008                 2,430
 FALCON                        1,543                 1,747                 1,422
 VICKSBURG                       770                   721                   610
 RIG-19                        1,552                 1,183                 1,242
 RICHMOND                      1,008                   941                   885
 GOODWYN "A"                   1,219                   896                   ---
 OTHER                           247                   560                 1,261

                             $12,623               $12,530               $11,124

      The EAGLE's relocation from Malaysia to the "Zone of Cooperation" during December 1993 and January 1994 accounts for drilling costs being lower in the second quarter of fiscal year 1994 compared to the second quarter of fiscal year 1995. The increases in drilling costs for RIG-19 during the second quarter of fiscal year 1995 is due to increases in repairs and maintenance costs. As previously stated, drilling operations commenced on the GOODWYN 'A' platform rig in October 1994 whereby the Company has labor responsibility and is being compensated on a dayrate revenue basis. The reduction in "other" relates primarily to reduction in personnel costs assigned to the NORTH RANKIN
"A" platform rig due to a decline in drilling activities of this customer-owned facility.

      For the quarter ended March 31, 1995 compared to the same quarter of fiscal year 1994, depreciation decreased $889,000. This decrease is attributable to an increase in the depreciable lives of the HUNTER, EAGLE and FALCON of five additional years. The Company acquired the 50 percent limited partner's interest in these rigs on the basis that these rigs remain "state-of-the art" with at least ten years of estimated useful lives. An analysis of depreciation expense by rig is as follows:



                                                   QUARTERS ENDED
                                   March 31,           December 31,             March 31,
                                      1995                 1994                    1994

                                                   (In thousands)
 HUNTER, EAGLE and                 $1,557                 $2,588                 2,534
 FALCON                               576                    569                   557
 SEAHAWK                              287                    323                   294
 RIG-19                                76                     62                   ---
 OTHER

                                   $2,496                 $3,542                $3,385

      In conjunction with the Company's acquisition of the limited partner's interest in the HUNTER, EAGLE and FALCON, all notes payable to the limited partner by Deep Seas were contributed to equity and terminated effective December 31, 1994. This accounts for the decrease in interest expense for the quarter ended May 31, 1995 compared to the quarter ended March 31, 1994. The increase in interest expense for the first half of fiscal year 1995 compared to the first half of fiscal year 1994 is due to increases in interest rates on the note payable to bank group. An analysis of interest expense is as follows:

                                                   QUARTERS ENDED
                                   March 31,           December 31,             March 31,
                                      1995                 1994                    1994

                                                   (In thousands)
 Note payable to bank                $636                  $ 565                 $ 490
 group
 Notes payable to                     ---                    266                   185
 limited partner

                                    $ 636                  $ 831                 $ 675

      Even though the final closing and funding of the Company's acquisition of the 50 percent limited partner's interest did not occur until April 27,
1995, the acquisition was effective as of December 31, 1994.  Thus, the limited partner had no interest in the operating results of the HUNTER, EAGLE and FALCON for the three months ended March 31, 1995; therefore, no minority
interest is reflected in the March 1995 quarter.   The increase in provision
for income taxes for the three months and six months ended March 31, 1995 is due primarily to increases in foreign taxes in Malaysia and Australia.  As a result of profitable operations in recent times in both of these countries, most tax carryforward attributes have been utilized, thereby, increasing exposure to foreign taxes.



LIQUIDITY AND CAPITAL RESOURCES

      Effective as of December 31, 1994, the Company has become the sole owner of the HUNTER, EAGLE and FALCON for an aggregate purchase price consisting of $13.3 million in cash plus the issuance of a $3 million note payable. The note is payable in four annual $750,000 installments and bears interest at six percent. In conjunction with this acquisition, the Company contributed to equity in Deep Seas $7.9 million principal amount of Deep Seas' long-term debt acquired by the Company in 1990 with a current discounted basis of $6.3 million. Effective on January 1, 1995, all notes payable to limited partner by Deep Seas (approximately $14 million) were cancelled with approximately $6 million (net of $8 million previously reclassified as "minority interest in partnership") reclassified as equity in Deep Seas.

      Fabrication work continues on RIG-200 (the state-of-the-art modular platform rig jointly owned by the Company and Helmerich & Payne, Inc.). At
March 31, 1995, the Company had invested approximately $2 million in the RIG-
200 project, with total investment by the Company to be approximately $13 million. The construction of this rig is scheduled to be completed toward the end of calendar 1995; however, the Australian company that has contracted for the use of the rig has indicated that actual drilling operations may not commence until April 1997. Upon completion and delivery of RIG-200 in Australia, the Company should commence receiving financial enhancement from this investment; however, the maximum enhancement may not occur until sometime in fiscal year 1997.

      The SOUTHERN CROSS remains idle in Australia as the Company pursues future contract opportunities. Before this unit can be placed into service, an additional capital investment, estimated to range from $6 million to $30 million depending upon rig configuration. In addition to pursuing a contract opportunity for the SOUTHERN CROSS, the Company is also pursuing other expansion opportunities. In order to complete the funding of the acquisition of the 50 percent limited partner's interest and continue funding RIG-200 without having to sell any of its available for sale securities, the Company borrowed $3 million in April 1995 under a short-term loan facility. The
Company currently plans to fund the RIG-200 investment from internally generated funds; however, should the Company receive a contract for the SOUTHERN CROSS or receive a commitment on another expansion opportunity, funding of additional investment opportunities could require some additional borrowings under the short-term $10 million facility.

      The Company continues to experience no difficulties in collecting its accounts receivable , with no requirement for an allowance for doubtful accounts. In accordance with Financial Accounting Standard Board Statements
No. 115, available for sale securities and shareholders' equity have been increased by $2.6 million to reflect the net unrealized holding gains. This change in accounting principals has no effect on net income. Except for the planned idle repair period for the EAGLE, the Company, based upon current contracts and expectations, should maintain its high level of equipment utilization throughout the remainder of fiscal year 1995. However, due to the planned idle period for the EAGLE and increased foreign tax expenses, management anticipates some reduction in the level of profitability in the second half of fiscal year 1995 compared to the first half of fiscal 1995.
The Company will continue its emphasis on maintaining a high level of equipment utilization.




                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

      The Company's Annual Meeting of Shareholders was held on February 9,
1995, at which the shareholders voted on the election of six directors. Of the 5,895,508 shares of Common Stock present in person or by proxy, the number of shares voted for or withheld in connection with the election of each director is as follows:

 NAME                                  CAST FOR                VOTES WITHHELD

 Robert W. Burgess                    5,855,193                        40,315
 George S. Dotson                     5,855,193                        40,315

 Walter H. Helmerich III              5,855,193                        40,315

 Hans Helmerich                       5,855,193                        40,315
 John R. Irwin                        5,855,193                        40,315

 William J. Morrissey                 5,855,193                        40,315


Item 6.     Reports on Form 8-K

      On April 5, 1995, the Company filed a Form 8-K related to the March 27,
1995 announcement that it executed agreements to acquire the 50 percent limited partner's interest in the HUNTER, EAGLE and FALCON.



                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         ATWOOD OCEANICS, INC.
                                                            (Registrant)




Date: 5/11/95                                        s/JAMES M.HOLLAND
                                                    James M. Holland
                                                    Senior Vice President
                                                    and Chief Accounting
Officer
