Form 10-Q
period 1995-06-30
ATWOOD OCEANICS INC
filed 1995-08-16
CIK 8411

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549
                                  ________________

                               Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR QUARTERLY PERIOD ENDED JUNE 30, 1995
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995 6,588,113 shares of Common Stock $1 par value

                         PART I. FINANCIAL INFORMATION
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

      The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1995 and September 30, 1994, and the results of operations for the three months and nine months ended June 30, 1995 and 1994, respectively, and the statements of cash flows for the nine months then ended. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1994 Annual Report to Shareholders.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                                             (Unaudited)
                                                             June 30,     September 30,
                                                                1995          1994

                                                                 (In thousands)
 ASSETS

 CURRENT ASSETS:
       Cash and cash equivalents                             $ 14,060     $ 16,119
       Accounts receivable                                     14,621       13,915
       Current maturities of long-term notes receivable           ---          400
       Inventories of materials and supplies, at lower of       4,632        4,194
       average cost or market                                   1,202        3,844
       Prepaid expenses and other

             Total Current Assets                              34,515       38,472
 AVAILABLE FOR SALE SECURITIES                                 25,844       24,928

 LONG-TERM NOTES RECEIVABLE, net of current maturities            ---        5,985
 PROPERTY AND EQUIPMENT:
       Drilling vessels, equipment and drill pipe             173,717      187,525
       Other                                                    9,230        4,479

                                                              182,947      192,004

       Less-accumulated depreciation                           93,853      109,159
             Net Property and Equipment                        89,094       82,845
 DEFERRED COSTS AND OTHER ASSETS                                1,021        1,230

                                                             $150,474     $153,460
See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                                             (Unaudited)
                                                               June 30,    September 30.
                                                                1995          1994

                                                                 (In thousands)
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Current maturities of long-term notes payable         $   3,750   $   3,000
       Short-term notes payable                                  3,000         ---
       Accounts payable                                          4,367       3,728
       Accrued liabilities                                       7,940       6,573
             Total Current Liabilities                          19,057      13,301

 LONG-TERM NOTES PAYABLE, net of current maturities             36,319      50,294
 DEFERRED CREDITS:
       Income taxes                                              1,050       1,650
       Other                                                       553         639
                                                                 1,603       2,289

 MINORITY INTEREST IN PARTNERSHIPS                                 ---       1,617

 SHAREHOLDERS' EQUITY:
       Preferred stock, no par value;
             1,000,000 shares authorized, none outstanding         ---         ---
       Common stock, $1 par value;
             10,000,000 share authorized with 6,588,000
             and 6,582,000                                       6,588       6,582
             shares issued and outstanding in 1995 and          54,321      54,273
             1994, respectively                                  1,261         ---
       Paid-in capital                                          31,325      25,104
       Net unrealized holding gains
       Retained earnings
                                                                93,495      85,959

       Total Shareholders' Equity                            $ 150,474   $ 153,460




See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 Consolidated Statement of Operations
                                              (Unaudited)



                                       Three Months Ended    Nine Months Ended
                                               June 30,           June 30,

                                  1995          1994        1995          1994
                                      (In thousands, except per share amounts)

 REVENUES:
       Drilling revenues            $ 18,499     $ 16,219    $ 54,433   $ 47,577
       Management fee income              49          542         735      1,561
       Dividends and interest            738          680       2,180      1,893
       Gain on sale of investments     2,370          ---       2,370       ---
       Gain on sale of joint venture     ---          ---         ---       201

                                      21,656       17,441      59,718        51,232
 COSTS AND EXPENSES:
       Drilling                       13,282       11,129      38,435        33,102
       Depreciation                    2,523        3,421       8,561        10,163
       General and                     1,199        1,157       3,446         3,236
       administrative                    740          708       2,207         2,063
       Interest

                                      17,744       16,415      52,649        48,564
 INCOME BEFORE MINORITY INTEREST
 AND INCOME TAXES                      3,912        1,026       7,069         2,668

 MINORITY INTEREST IN NET LOSS
 OF PARTNERSHIPS                         ---          635         908         2,429

 INCOME BEFORE INCOME TAXES            3,912        1,661       7,977         5,097
 PROVISION FOR INCOME TAXES              721           35       1,756           566

 NET INCOME                         $  3,191     $  1,626    $  6,221      $  4,531
 INCOME PER COMMON SHARE            $    .48     $    .25    $    .95      $    .69

 AVERAGE COMMON SHARES
 OUTSTANDING                           6,585        6,582       6,583         6,582




See accompanying notes to financial statements

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Unaudited)

                                                    Nine Months Ended June 30,
                                                         1995          1994
                                                            (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                              $ 6,221        $ 4,531
Adjustments to reconcile net income to net cash
provided (used) by operating activities:

      Depreciation                                        8,561         10,163
      Amortization of deferred costs                        316            440
      Deferred federal income tax provision (benefit)       200           (200)
      Minority interest in net loss of partnerships        (908)        (2,429)
      Gain on sale of investments                        (2,370)           ---
Changes in assets and liabilities:

      Increase in accounts receivable                      (706)        (1,497)
      Increase in accounts payable and accrued
             liabilities                                   2,006            426
      Other                                                1,195             32
Total adjustments                                          8,294         6,935

      Net cash provided by operating activities           14,515        11,466
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of investments                          3,343           ---

Proceeds from sale of Indian joint venture                   ---         1,300
Payment received on notes receivable                         202           303
Acquisitions of interest in partnerships                 (13,275)          ---

Investment in Australian joint venture                    (4,400)          ---
Capital expenditures                                      (3,018)       (3,869)
      Net cash used by investing activities              (17,148)       (2,266)
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from exercises of stock options                      54           ---
Short-term bank loan                                       3,000           ---
Principal payment on long-term notes payable              (2,380)       (2,250)

Net payment to limited partner                              (100)          ---
      Net cash provided (used) by financing
            activities                                       574        (2,250)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (2,059)        6,950

CASH AND CASH EQUIVALENTS, at beginning of period         16,119        10,087
CASH AND CASH EQUIVALENTS, at end of period              $14,060       $17,037

      See accompanying notes to financial statements

                    PART I.  ITEM I - FINANCIAL STATEMENTS
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Effective as of December 31, 1994, the Company acquired the 50 percent limited partner's interest in the three semisubmersible drilling rigs, the HUNTER, EAGLE and FALCON. Pursuant to the acquisition, the Company has become the sole owner of the three semisubmersible rigs for an aggregate purchase price consisting of $13.3 million in cash plus the issuance of a $3 million note payable in annual installments of $750,000.

2. In conjunction with the acquisition of the limited partner's interest, the Company contributed to equity in Atwood Deep Seas, Ltd ("Deep Seas") $7.9 million principal amount of Deep Seas' long-term debt with a discounted basis of $6.3 million. Currently, Deep Seas' long-term debt consist of $37.1 million in non-recourse loans from the bank group and will continue to require quarterly principal payments of $750,000, with a balloon payment of $29.7 million payable in March 1998.

3. When the Company acquired its initial interest in the HUNTER, EAGLE and FALCON in 1990, estimated useful lives for these rigs of ten years were adopted for depreciation purposes. However, since these facilities remain "state-of-the-art" drilling rigs and since the Company acquired the 50 percent limited partner's interest on the basis that these rigs will remain long-term productive assets, effective January 1, 1995, management has increased its estimated lives on these rigs by an additional five years. The effect of the change in depreciable lives was an approximate $1 million reduction in depreciation in each quarter ended March 31, and June 30, 1995, respectively.

4. Effective on January 1, 1995, all notes payable to the limited partner by Deep Seas (approximately $14 million) were cancelled with approximately $6 million (net of $8 million previously reclassified as "minority interest in partnerships") reclassified as equity in Deep Seas.

5. In June 1995, the Company sold 33,000 of its 65,000 shares of Mobil common stock for $3.3 million with a realized gain reflected in the Statement of Operations, of $2.4 million ($.36 per share). In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities", shareholders' equity was increased by $1,261,000 (net of $650,000 in deferred income taxes) to reflect the net unrealized holding gains on remaining securities owned by the Company which are classified as available-for-sale previously carried at lower of cost or market. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The change had no effect on net income.

                                PART I.  ITEM 2
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Excluding the SOUTHERN CROSS, which has not been placed in service, for the nine months ended June 30, 1995, the Company maintained 100 percent utilization of its equipment. Since October 1993 through June 30, 1995, the Company has incurred only eleven idle equipment days, a 99.8 percent equipment utilization rate. The key to the Company's return to profitability in 1994 and its level of profitability thus far in fiscal 1995 has been high equipment utilization. However, due to certain planned maintenance and surveys on the RICHMOND and the EAGLE, the Company will incur some idle days on these rigs during the fourth quarter of fiscal 1995.

      Total revenues increased $4.2 million (24 percent) in the third quarter of fiscal year 1995 compared to the third quarter of fiscal year 1994. This revenue increase in the third quarter of fiscal 1995 is primarily due to a $2.3 million (14 percent) increase in drilling revenues plus a $2.4 million gain on sale of investments partially offset by a $400,000 reduction in management fees. A comparative analysis of drilling revenues is as follows:


                                              QUARTERS ENDED

                                June 30,             March 31,               June 30,
                                  1995                1995                     1994
                                               (In thousands)
 SEAHAWK                       $2,689               $ 2,632                 $2,716
 HUNTER                         2,534                 2,542                  2,618
 EAGLE                          4,036                 3,878                  3,214
 FALCON                         2,804                 2,787                  2,680
 VICKSBURG                      1,224                 1,198                  1,136
 RIG-19                         1,905                 1,908                  1,814
 RICHMOND                       1,063                 1,430                  1,241
 GOODWYN 'A'                    2,068                 1,586                    ---
 OTHER                            176                   117                    800

                              $18,499               $18,078                $16,219

      Since its commencement of operation in February 1993, the SEAHAWK has been a significant contributor to the Company's return to profitability. The HUNTER has experienced 100 percent utilization since April 1993. The increase in revenues for the EAGLE for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994 is due to equipment repair downtime incurred by the rig in 1994. Due to equipment problems, the EAGLE incurred several hours at zero rate during the June 30, 1994 quarter. These equipment problems were corrected and thus far, during 1995 the EAGLE has encountered limited equipment downtime. During the last year, the FALCON has experienced 100 percent utilization while working in Korea, China and the "Joint Development Area" between Thailand and Malaysia. In September 1994, RIG-19 was relocated to a new platform and received an increase in dayrate revenue which accounts for its increase in drilling revenues. The RICHMOND has worked continuously since March 1993; however, a decline in dayrate levels in the Gulf of Mexico accounts for the reduction in revenues for the RICHMOND during the quarter ended June 30, 1995. In October 1994, the Australian operator-owned GOODWYN 'A' platform rig commenced drilling operations. Since July 1989, the Company, on a management fee basis, directed the design, construction and offshore commissioning of the GOODWYN 'A' drilling facilities. The Company now has responsibility for the operations and maintenance of these facilities and is compensated on a dayrate basis. The reduction in "other" relates primarily to less labor service being provided to the Australian operator-owned NORTH RANKIN 'A' platform rig. The Company's current contract status for its drilling operations is as follows:

 NAME OF RIG       LOCATION              CONTRACT STATUS

 SEAHAWK           Malaysia              Term contract (estimated completion 1997).
 HUNTER            Malaysia              Rig has four remaining wells to drill on its
                                         current contract (with current discussion for
                                         ongoing work).

 EAGLE             Australia/Indonesia   Will complete current contract in September
                   "Zone of              1995; then be moved to sheltered water for
                   Cooperation"          performance of certain surveys and maintenance
                                         work.  Upon completion of this shipyard work,
                                         the rig will commence a two firm plus one
                                         option well contract in Australia.
 FALCON            Thailand/Malaysia     Drilling the second of four firm wells (with
                   "Joint Development    three option wells).
                         Area"

 VICKSBURG         Australia             Under contract until February 1996 (with two
                                         one year options).

 RIG-19            Australia             Term contract (estimated completion 1996).

 RICHMOND          United States         Drilling first of three firm wells in Gulf of
                                         Mexico.

 GOODWYN 'A'       Australia             Term contract (estimated completion December
                                         1996).

      In June 1995, the Company sold 33,000 shares of the 65,000 shares of Mobil Corporation common stock it has owned since 1986. The Company realized a gain of $2.4 million on the sale of these securities and through utilization of certain tax carryforward attributes will incur no significant tax obligations related to the gain. The $400,000 reduction in management fee income is due to the commencement of drilling operations of the GOODWYN 'A' platform rig whereby the Company is compensated through dayrate revenues instead of a fixed management fee as was the case prior to commencement of drilling operations.

      For the three months ended June 30, 1995 compared to the three months ended June 30, 1994, drilling costs increased $2.2 million or 19 percent. An analysis of drilling costs by rig is as follows:

                                                PAGE 10

                                             QUARTERS ENDED
                               June 30,           March 31,                June 30,
                                 1995                1995                    1994
                                              (In thousands)

 SEAHAWK                     $ 1,597               $ 1,377               $ 1,504
 HUNTER                        1,773                 1,769                 1,697
 EAGLE                         3,362                 3,138                 2,525
 FALCON                        1,597                 1,543                 1,494
 VICKSBURG                       736                   770                   735
 RIG-19                        1,469                 1,552                 1,428
 RICHMOND                        971                 1,008                   852
 GOODWYN "A"                   1,396                 1,219                   ---
 OTHER                           381                   247                   894

                             $13,282               $12,623                      $11,129


      The increase in drilling cost for the EAGLE during the third quarter of fiscal year 1995 compared to the third quarter of fiscal 1994 is due to increases in certain personnel costs and equipment maintenance costs. As previously stated, drilling operations commenced on the GOODWYN 'A' platform rig in October 1994 whereby the Company has labor responsibility and is being compensated on a dayrate revenue basis. The reduction in "other" relates primarily to reduction in personnel costs assigned to the NORTH RANKIN "A" platform rig due to a decline in drilling activities of this customer-owned facility

      For the quarter ended June 30, 1995 compared to the same quarter of fiscal year 1994, depreciation decreased $898,000. This decrease is attributable to an increase in the depreciable lives of the HUNTER, EAGLE and FALCON of five additional years. The Company acquired the 50 percent limited partner's interest in these rigs on the basis that these rigs remain "state-of-the art" with at least ten years of estimated useful lives. An analysis of depreciation expense by rig is as follows:

                                                   QUARTERS ENDED
                                    June 30,              March 31,              June 30,
                                      1995                  1995                   1994

                                                   (In thousands)
 HUNTER, EAGLE and                 $1,578                 $1,557                $ 2,557
 FALCON                               582                    576                   558
 SEAHAWK                              285                    287                   306
 RIG-19                                78                     76                   ---
 OTHER
                                   $2,523                 $2,496                      $3,421

      As a result of the Company's buyout of its limited partner's interest effective as of December 31, 1994, the limited partner had no interest in the operating results of the HUNTER, EAGLE and FALCON for the three months ended June 30, 1995; therefore, no minority interest is reflected in the June 1995
quarter.   The increase in provision for income taxes for the three months and nine months ended June 30, 1995 is due primarily to increases in foreign taxes in Malaysia and Australia. As a result of profitable operations in recent times in both of these countries, most tax carryforward attributes have been utilized, thereby, increasing exposure to foreign taxes.

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

      Fabrication work continues on RIG-200 (the state-of-the-art modular platform rig jointly owned by the Company and Helmerich & Payne, Inc.). At June 30, 1995, the Company had invested approximately $4.7 million in the RIG-200 project, with total investment by the Company to be approximately $13 million. The construction of this rig is scheduled to be completed toward the end of calendar 1995; however, the Australian company that has contracted for the use of the rig has indicated that actual drilling operations may not commence until 1997. Upon completion and delivery of RIG-200 in Australia, the Company should commence receiving financial enhancement from this investment; however, the maximum enhancement may not occur until sometime in fiscal year 1997.

      The SOUTHERN CROSS remains idle in Australia as the Company pursues future contract opportunities. Before this unit can be placed into service, additional capital estimated to range from $6 million to $30 million, depending upon rig configuration, will have to be invested into the rig. In addition to pursuing a contract opportunity for the SOUTHERN CROSS, the Company is also pursuing other expansion opportunities. In order to complete the funding of the acquisition of the 50 percent limited partner's interest and continue funding RIG-200 without having to sell any of its available for sale securities, the Company borrowed $3 million in April 1995 under a short-term loan facility. The Company currently plans to fund the RIG-200 investment from internally generated funds; however, should the Company receive a contract for the SOUTHERN CROSS or receive a commitment on another expansion opportunity, funding of additional investment opportunities could require some additional borrowings under the short-term $10 million facility.

      The Company continues to experience no difficulties in collecting its accounts receivable , with no requirement for an allowance for doubtful accounts. After selling in June 1995 33,000 shares of its Mobil Corporation common stock at a gain of $2.4 million, the Company still owns 32,000 shares of Mobil common stock. Thus, in accordance with Financial Accounting Standard Board Statements No. 115, available for sale securities and shareholders' equity have been increased by $1.5 million to reflect the net unrealized gains on this stock holding. This change in accounting principals has no effect on net income.

      Including the planned idle periods for surveys and maintenance on the RICHMOND and EAGLE during the fourth quarter, the Company should conclude fiscal year 1995 with an equipment utilization rate of 99 percent. However, due to the planned short-term idle periods for the RICHMOND and EAGLE and increased foreign tax expenses, management anticipates some reduction in the level of profitability in the second half of fiscal year 1995 compared to the first half of fiscal 1995. The Company will continue its emphasis on maintaining a high level of equipment utilization.


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



                                                   ATWOOD OCEANICS, INC.
                                                      (Registrant)




Date: 8/15/95                                    s/JAMES M. HOLLAND
                                              James M. Holland
                                              Senior Vice President
                                              and Chief Accounting Officer