Form 10-K
period 1995-09-30
ATWOOD OCEANICS INC
filed 1995-12-28
CIK 8411

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1995
                         Commission File Number 0-6352

                             ATWOOD OCEANICS, INC.
            (Exact name of registrant as specified in its charter)

                                 State of Texas
         (State or other jurisdiction of incorporation or organization)

                                 74-1611874
                    (I.R.S. Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrants as of November 30, 1995 is $94,294,000.

The number of shares outstanding of the issuer's class of Common Stock, as of November 30 , 1995: 6,629,013 shares of Common Stock, $1 par value.





                        DOCUMENTS INCORPORATED BY REFERENCE




(1) Annual Report to Shareholders for the fiscal year ended September 30, 1995 - Referenced in Parts I, II and IV of this report.
(2) Proxy Statement for Annual Meeting of Shareholders to be held February 8, 1996 - Referenced in Part III of this report.

                                    PART I

ITEM  1.    BUSINESS

      Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company" or "Registrant", unless the context requires otherwise), a corporation organized in 1968 under the laws of the State of Texas, is engaged in contract drilling of exploratory and development oil and gas wells in offshore areas and related support, management and consulting services. The Company currently owns (i) one jack-up, one "second-generation" semisubmersible tender-assist vessel, one submersible, three "third-generation" semisubmersibles, one "second-generation" semisubmersible and one modular, self-contained platform rig, and (ii) a fifty percent interest in an Australian company which has been awarded a term contract for the design, constuction and operation of a new generation platform rig. The Company also provides labor, supervisory and consulting services to two operator owned platform rigs in Australia.

      Although, activity in the contract drilling industry and related oil service businesses has improved in recent times, there still exists an oversupply of drilling equipment and intense competition. During fiscal years 1995 and 1994, the Company had 99 percent utilization of its drilling equipment which resulted in two consecutive years of profitability. However, due to the fact that several rigs are currently working under short-term contracts, there is no assurance in 1996 that the Company can maintain its equipment utilization rate at its 1995 and 1994 levels.

      Most of the Company's drilling operations have been conducted outside United States waters. The Company is currently involved in active drilling operations in Australia, Malaysia, Malaysia/Thailand Joint Development Area and the United States. At the present time, the submersible "RICHMOND" is the Company's only drilling vessel located in United States waters. Since March 1993 the RICHMOND has had continuous profitable work in the United States Gulf of Mexico.

      For information relating to the revenues, profitability and identifiable assets attributable to specific geographic area of operations, see Note 13 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to shareholders for fiscal year 1995, incorporated by reference herein. The following table sets forth, for each of the last three fiscal years, the approximate percentage of contract revenues derived from domestic and foreign operations:

                                     Fiscal Year Ended
                                       September 30,

                        1995                 1994                 1993

       Domestic           7%                   8%                   7%
       Foreign           93%                  92%                  93%


OFFSHORE DRILLING EQUIPMENT

      As stated above, the Company's diversified fleet of owned or operated drilling rigs currently consists of four semisubmersibles, one semisubmersible tender assist vessel, one jack-up, one submersible, and four modular, self-contained platform rig. Each type of drilling rig is designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs owned or operated by the Company illustrate the diversified range of application of the rig fleet.

      Each semisubmersible drilling unit has two hulls, the lower of which is capable of being flooded. Drilling equipment is mounted on the main hull. After the drilling unit is towed to location, the lower hull is flooded, lowering the entire drilling unit to its operating draft, and the drilling unit is anchored in place. On completion of operations, the lower hull is deballasted, raising the entire drilling unit to its towing draft. This type of drilling unit is designed to operate in greater water depths than a jack-up and in more severe sea conditions than a drillship. Semisubmersible units are generally more expensive to operate than jack-up rigs and, compared to a drillship, are often limited in the amount of supplies that can be stored on board.

      The semisubmersible tender assist vessel operates like a semisubmersible except that its drilling equipment is temporarily installed on permanently constructed offshore support platforms. The semisubmersible vessel provides crew accommodations, storage facilities and other support for the drilling operations.

      A jack-up drilling barge contains all of the drilling equipment on a single hull designed to be towed to the well site. Once on location, legs are lowered to the sea floor and the barge is raised out of the water by jacking up on these legs. On completion of the well, the barge is jacked down, and towed to the next location. A jack-up drilling unit can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in as deep water as other units.

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

      A modular platform rig is similar to a land rig in its basic components. Modular platform rigs are temporarily installed on permanently constructed offshore support platforms in order to perform the drilling operations. After the drilling phase is completed, the modular rig is broken down into convenient packages and moved by work boats. A platform rig usually stays at a location for several months, if not years, since several wells are typically drilled from a support platform.


DRILLING CONTRACTS

      The contracts under which the Company operates its vessels are obtained either through individual negotiations with the customer or by submitting proposals in competition with other contractors and vary in their terms and conditions. The initial term of contracts for the Company's owned and/or operated vessels has ranged from the length of time necessary to drill one well to several months and is generally subject to early termination in the event of a total loss of the drilling vessel, excessive equipment breakdown or failure to meet minimum performance criteria. In the current offshore drilling market, most contracts for mobile exploration vessels, such as the Company's semisubmersibles, are for terms of less than one year. However, it is not unusual for contracts to contain renewal provisions at the option of the customer.

      The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, equipment and services provided, the areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a day rate basis. Such agreements generally provide for a reduced day rate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond the control of the Company. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating day rate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profit. An over supply of drilling rigs in any market area can adversely affect the Company's ability to employ its drilling vessels.

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

      The Company also contracts to provide various types of services to third party owners of drilling rigs. These contracts are normally for a stated term or until termination of operations or stages of operation at a particular facility or location. The services may include, as in the case of contracts entered into by the Company in connection with operations offshore Australia, the supply of personnel and rig design, fabrication, installation and operation. The contracts normally provide for reimbursement to the Company for all out-of-pocket expenses, plus a service or management fee for all of the services performed. In most instances, the amount charged for the services may be adjusted if there are changes in conditions, scope or costs of operations. The Company generally obtains insurance or a contractual indemnity from the owner for liabilities which could be incurred in operations.


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


CUSTOMERS

      During fiscal year 1995, the Company performed operations for 13 customers. Because of the relatively limited number of customers for which the Company can operate at any give time, sales to each of 3 different customers amounted to 10% or more of the Company's fiscal 1995 revenues. Esso Australia Limited/Esso Production Malaysia, Inc., BHP Petroleum Pty. Ltd. and Woodside Offshore Petroleum Pty. Ltd. accounted for 35%, 22% and 11%, respectively, of fiscal year 1995 revenues. The Company's business operations are subject to the risks associated with a business having a limited number of customers for its products or services, and a decrease in the drilling programs of these customers in the areas where they employ the Company may adversely affect the Company's revenues.


COMPETITION

      The Company competes with numerous other drilling contractors, some of which are substantially larger than the Company and possess appreciably greater financial and other resources. Even though in recent years several drilling companies have undertaken business combinations with other companies, which has resulted in a decrease in the total number of competitors, the drilling industry remains competitive, with no one drilling contractor being dominant. Thus, there continues to be competition in securing available drilling contracts.

      Price competition is generally the most important factor in the drilling industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers are also important. Other competitive factors include work force experience, rig suitability, efficiency, condition of equipment, reputation and customer relations. The Company believes that it competes favorably with respect to these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition usually occurs on a regional basis and, although drilling rigs are mobile and can be moved from one region to another in response to increased demand, an oversupply of rigs in any region may result. Demand for drilling equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, by general economic conditions and by prices of oil and gas, and from time to time by political considerations and policies.



FOREIGN OPERATIONS

      The operations of the Company are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors, including risks of expropriation, nationalization, foreign exchange restrictions, foreign taxation, changing conditions and foreign and domestic monetary policies. Generally, the Company purchases insurance to protect against some or all loss due to events of political risk such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, by regulations affecting production, by regulations restricting the importation of foreign petroleum, by environmental regulations and by regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 13 to Consolidated Financial Statements contained in the Company's Annual Report to shareholders for fiscal year 1995, incorporated herein by reference, for a summary of contract revenues, operating income (loss) and identifiable assets by geographic region.


EMPLOYEES

      The Company currently employs approximately 650 persons in its domestic and worldwide operations. In connection with its foreign drilling operations, the Company has often been required by the host country to hire substantial portions of its work force in that country, and in some cases, these employees may be represented by foreign unions. To date, the Company has experienced little difficulty in complying with such requirements and the Company's drilling operations have not been significantly interrupted by strikes or work stoppages.


ITEM 2.     PROPERTIES

      Information regarding the location and general character of the Company's principal assets may be found in the schedule with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to

Shareholders for fiscal year 1995, which is incorporated by reference herein.

      Effective December 31, 1994, the Company acquired the remaining 50 percent interest in the FALCON, HUNTER and EAGLE (third-generation semisubmersibles). In fiscal year 1994, the Company increased its rig fleet with the addition of the SOUTHERN CROSS, a semisubmersible built in 1976. During fiscal year 1995, construction of RIG-200 (a new generation platform rig of which the Company has 50 percent ownership) was substantially completed. For more information concerning these events, see Notes 2, 4 and 5 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1995, incorporated by reference herein.


ITEM 3.     LEGAL PROCEEDINGS

      The Company is not currently involved in any material legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      During the fourth quarter of fiscal 1995, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS

      As of September 30, 1995, there were over 400 beneficial owners of the Company's common stock.

      The Company did not pay cash dividends in fiscal years 1994 or 1995 and the Company does not anticipate paying cash dividends in the foreseeable future because of the capital intensive nature of its business. Cash reserves will be utilized to offset any operating cash deficiencies which could occur, as well as to acquire additional equipment, at the appropriate time, to enable the company to maintain its high competitive profile in the industry.

      Market information concerning the Company's common stock may be found under the caption heading "Stock Price Information" in the Company's Annual Report to Shareholders for fiscal 1995, which is incorporated by reference herein.


ITEM 6.     SELECTED FINANCIAL DATA

      Information required by this item may be found under the caption "Five Year Financial Review" in the Company's Annual Report to Shareholders for fiscal 1995, which is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1995, which is incorporated by reference herein.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1995, which is incorporated by reference herein.


ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with the Company's accountants on accounting and financial disclosure.


                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 1996, to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 1996, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 1996, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 1996, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

            (a)  Financial Statements and Exhibits

                 1.  Financial Statements

      The following financial statements, together with the report of Arthur Andersen LLP dated November 21, 1995 appearing in the Company's Annual Report to Shareholders, are incorporated by reference herein:

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

            3.1.3 Articles of Amendment dated March 1992 (Incorporated herein by reference to Exhibit 3.1.3 ofthe Company's Form 10-K for the year ended September 30, 1993).

            3.2 Bylaws, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended September 30, 1993).

            10.1 Atwood Oceanics, Inc. 1981 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K for the year ended September 30, 1993).

            10.2 Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended September 30, 1993).

            10.3 Joint Venture Letter Agreement dated November 4, 1994 between the Company and Helmerich & Payne, Inc.
                  (Incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended September 30, 1994).

            10.4.1 Amended and Restated Master Loan Restructuring Agreement as of March 31, 1995 between Atwood Deep Seas, Ltd.; Texas Commercen Bank, National Association; CoMac Partners and Chemical Bank.

            10.4.2      Amendment to Second Amended and Restated Master Loan

                        Restructuring Agreement dated as of November 28, 1995 between Atwood Deep Seas, Ltd.; Texas Commerce Bank, National Association; CoMac Partners and Chemical Bank.

            10.5 Asset Purchase Agreement dated February 14, 1995, effective as of December 31, 1995 between Atwood Falcon I, Ltd. and Atwood Oceanics Pacific Limited.

            10.6 Purchase and Sale Agreement dated February 14, 1995, effective as of December 31, 1995 among Philadelphia Investment Corporation of Delaware, Philadelphia Falcon Drilling Company, Philadelphia Drilling Company, Atwood Oceanics Drilling Company, Falcon I, Ltd. and Atwood Deep Seas, Ltd.

            13.1  Annual Report to Shareholders

            21.1  List of Subsidiaries

            23.1  Accountants Consent

            27.1  Financial Data Schedule

          4.  Executive Compensation Plans and Arrangements

            Atwood Oceanics, Inc. 1981 Incentive Stock Option Plan - See
Exhibit 10.1 hereof.

            Atwood Oceanics, Inc. 1990 Stock Option Plan - See Exhibit 10.2 hereof.


      (b)  Reports on Form 8-K

            During the last quarter of fiscal 1995, the Company did not file with the Securities and Exchange Commission any reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ATWOOD OCEANICS, INC.



 /s/ JOHN R. IRWIN                         /s/ JAMES M. HOLLAND
 JOHN R. IRWIN, President                  JAMES M. HOLLAND, Senior Vice
 (Principal Executive Officer)             President
                                           Principal Financial and Accounting
                                               Officer)

 Date:  December 7, 1995                       Date:  December 7, 1995



 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



 /s/ ROBERT W. BURGESS                         /s/ GEORGE S. DOTSON

 ROBERT W. BURGESS, Director                   GEORGE S. DOTSON, Director

 Date:  7 December 1995                        Date:  7 December 1995




 /s/ HANS HELMERICH                            /s/ WILLIAM J. MORRISSEY

 HANS HELMERICH, Director                      WILLIAM J. MORRISSEY, Director
 Date:  7 December 1995                        Date:  7 December 1995