Form 10-K/A
period 1995-09-30
ATWOOD OCEANICS INC
filed 1996-01-19
CIK 8411

PAGE 1

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549

                           FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended September 30, 1995
                  Commission File Number 0-6352

                      ATWOOD OCEANICS, INC.
      (Exact name of registrant as specified in its charter)

                          State of Texas

  (State or other juridsiction of incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K  [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrants as of November 30, 1995 is $94,294,000.

The number of shares outstanding of the issuer's class of Common
Stock, as of November 30 , 1995: 6,629,013 shares of Common
Stock, $1 par value.

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT AND REPORT ON FORM
               8-K

          (a)  Financial Statements and Exhibits

               1.  Financial Statements

     The following financial statements, together with the report of Arthur Andersen LLP dated November 21, 1995 appearing in the Company's Annual Report to Shareholders, are incorporated herein by reference to Exhibit 13.1 of the Company's Form 10-K for the year ended September 30, 1995:

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

               10.4.1 Second Amended and Restated Master Loan Restructuring Agreement as of March 31, 1995 between Atwood Deep Seas, Ltd.; Texas Commerce Bank, National
                         Association; CoMac Partners and Chemical
                         Bank.

               10.4.2 First Amendment to Second Amended and Restated Master Loan Restructuring Agreement dated as of November 28, 1995 between Atwood Deep Seas, Ltd.; Texas Commerce Bank, National Association; CoMac Partners and Chemical Bank.

               10.5 Asset Purchase Agreement dated February 14,
                    1995, effective as of December 31, 1995
                    between Atwood Falcon I, Ltd. and Atwood
                    Oceanics Pacific Limited. (Incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended September 30, 1995.)

               10.6 Purchase and Sale Agreement dated February
                    14, 1995, effective as of December 31, 1995 among Philadelphia Investment Corporation of Delaware, Philadelphia Falcon Drilling Company, Philadelphia Drilling Company, Atwood Oceanics Drilling Company, Atwood Falcon Co., Atwood Hunter Co., Eagle Oceanics Inc., the Company, Atwood Falcon I, Ltd. and Atwood Deep Seas, Ltd. (Incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended September 30, 1995.)

               13.1 Annual Report to Shareholders.  (Incorporated
                    herein by reference to Exhibit 13.1 of the Company's Form 10-K for the year ended
                    September 30, 1995.)

               21.1 List of Subsidiaries.  (Incorporated herein
                    by reference to Exhibit 21.1 of the Company's
                    Form 10-K for the year ended September 30, 1995.)

               23.1 Accountants Consent.  (Incorporated herein by
                    reference to Exhibit 23.1 of the Company's
                    Form 10-K for the year ended September 30, 1995.)

               27.1 Financial Data Schedule.  (Incorporated
                    herein by reference to Exhibit 27.1 of the

                    Company's Form 10-K for the year ended
                    September 30, 1995.)

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

                         ATWOOD OCEANICS, INC.




JOHN R. IRWIN, President             JAMES M. HOLLAND, Senior Vice President
(Principal Executive Officer)        (Principal Financial and Accounting
                                           Officer)
Date:  January 18, 1996              Date:  January 18, 1996