Form 10-Q
period 1995-12-31
ATWOOD OCEANICS INC
filed 1996-02-14
CIK 8411

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549
                                  ________________

                                     Form 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1995
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


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995 6,635,713 shares of Common Stock $1 par value

                         PART I. FINANCIAL INFORMATION
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

      The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1995 and September 30, 1995, and the results of operations for the three months ended December 31, 1995 and 1994, respectively, and the statements of cash flows for the three months then ended. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1995 Annual Report to Shareholders.

                    PART I.  ITEM I - FINANCIAL STATEMENTS
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                             (Unaudited)
                                                    December 31,  September 30,
                                                          1995         1995


                                                            (In thousands)
 ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                      $ 15,231        $ 11,984
       Accounts receivable                              14,303          13,425
       Inventories of materials and supplies, at
            lower of                                     4,748           4,904
       average cost or market                            3,128           3,953
       Prepaid expenses and other

             Total Current Assets                       37,410          34,266
   SECURITIES HELD FOR INVESTMENT:
       Held for maturity, at amortized cost             22,415          22,422
       Available-for-sale, at fair value                 3,896           3,516
                                                        26,311          25,938

   PROPERTY AND EQUIPMENT:
       Drilling vessels, equipment and drill pipe      175,332         174,989
       Investment in joint venture                       9,656           8,182
       Other                                             4,605           4,569
                                                       189,593         187,740
       Less-accumulated depreciation                    98,713          96,313

           Net Property and Equipment                   90,880          91,427

   DEFERRED COSTS AND OTHER ASSETS                       1,075           1,222
                                                      $155,676        $152,853

See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                   December 31,  September 30,
                                                       1995           1995


                                                        (In thousands)
 LIABILITIES AND SHAREHOLDERS' EQUITY



 CURRENT LIABILITIES:
   Current maturities of long-term notes payable    $ 3,750         $ 3,750
   Short-term notes payable                           1,000           1,500
   Accounts payable                                   5,927           6,260
   Accrued liabilities                                9,883           8,995
         Total Current Liabilities                   20,560          20,505

 LONG-TERM NOTES PAYABLE, net of current maturities  34,069          35,569

 DEFERRED CREDITS:
   Income taxes                                       1,464           1,334
   Other                                              3,695             553
                                                      5,159           1,887

 SHAREHOLDERS' EQUITY:
   Preferred stock, no par value;
         1,000,000 shares authorized,
         none outstanding                               ---             ---
   Common stock, $1 par value;
         10,000,000 share authorized with 6,636,000
         and 6,629,000 shares issued and outstanding  6,636           6,629
   Paid-in capital                                   54,847          54,771
   Net unrealized holding gains on available-
         for-sale securities                          1,579           1,328
   Retained earnings                                 32,826          32,164

       Total Shareholders' Equity                    95,888          94,892

                                                  $ 155,676       $ 152,853
/TABLE>
 See accompanying notes to financial statements.






                                                PAGE 5

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Operations
                                              (Unaudited)


                                                         Three Months Ended
                                                             December 31,


                                                          1995       1994
                                                      (In thousands except per
                                                           share amounts)
 REVENUES:
       Contract drilling                                $ 17,943     $ 17,637
       Contract management                                   195          669

                                                          18,138       18,306
 COSTS AND EXPENSES:
       Contract drilling                                  12,888       12,368
       Contract management                                   146          162
       Depreciation                                        2,635        3,542
       General and administrative                          1,060        1,057

                                                          16,729       17,129
 OPERATING INCOME                                          1,409        1,177

 OTHER INCOME (EXPENSE)
       Interest expense                                     (690)        (831)
       Interest income                                       589          679
                                                            (101)        (152)

 INCOME BEFORE MINORITY INTEREST AND INCOME TAXES          1,308        1,025
 MINORITY INTEREST IN NET LOSS OF PARTNERSHIPS               ---          908

 INCOME BEFORE INCOME TAXES                                1,308        1,933
 PROVISION (BENEFIT) FOR INCOME TAXES
       Foreign                                               784          (10)
       Federal                                              (138)         200

                                                             646          190

 NET INCOME                                             $    662       $1,743
 EARNINGS PER COMMON SHARE                              $    .10     $    .26

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                               6,632        6,582



See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                             Three Months
                                                                 Ended
                                                               December 31,
                                                          1995            1994

                                                          (In thousands)
 CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                         $    662         $ 1,743
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:

   Depreciation                                          2,635           3,542
   Amortization of deferred costs                          149             103
   Minority interest in let loss of partnerships           ---            (908)

Changes in assets and liabilities:
   Increase in accounts receivable                        (878)           (178)
   Increase in accounts payable and accrued liabilities    555              29
   Other                                                 1,166             315
      Total adjustments                                  3,627           2,903
      Net cash provided by operating activities          4,289           4,646
 CASH FLOW FROM INVESTING ACTIVITIES:
   Payment received on note receivable                     ---             101
   Investment in joint venture                          (1,474)           (155)
   Capital expenditures                                   (651)         (1,205)
     Net cash used by investing activities              (2,125)         (1,259)
 CASH FLOW FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable      (1,500)           (750)
     Proceeds from exercises of stock options               83             --
     Payment on short-term note payable                   (500)            ---
     Prepayment of mobilization revenues                 3,000             ---
     Net payments to limited partner                       ---            (100)
       Net Cash provided (used) by financing activities  1,083            (850)
 NET INCREASE IN CASH AND CASH EQUIVALENTS               3,247           2,537
 CASH AND CASH EQUIVALENTS, at beginning of period      11,984          16,119
 CASH AND CASH EQUIVALENTS, at end of period           $15,231         $18,656

      See accompanying notes to financial statements

                    PART I.  ITEM I - FINANCIAL STATEMENTS
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Commencing in January 1996, the Company will receive a contribution to its financial results from a dayrate payment on RIG-200 during the delay period prior to its start-up of operations in Australia in early 1997. In December 1995, the Company received a $3 million prepayment of mobilization revenue relating to RIG-200 which was reflected in the Consolidated Balance Sheet as "other deferred credits".

2. For the three months ended December 31, 1995, in accordance with FASB 115, shareholders' equity was increased $251,000 (net of $130,000 increase in deferred income taxes) to reflect the net unrealized increases during the quarter in holding gains on securities classified as available-for-sale.

                                PART I.  ITEM 2
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Excluding the SOUTHERN CROSS, which has not been placed in service, for the three months ended December 31, 1995, the Company maintained 100 percent utilization of its equipment. Since October 1993 through December 31, 1995, the Company has incurred only forty-one idle equipment days, a 99.3 percent equipment utilization rate. The key to the Company's profitability in 1994 and 1995 was high equipment utilization.

      Contract drilling revenues increased $300,000 in the first quarter of fiscal year 1996 compared to the first quarter of fiscal year 1995; however, this increase was offset by an approximately $500,000 decrease in contract management revenues. The $500,000 reduction in contract management revenues is due to the commencement of drilling operations of the GOODWYN 'A' platform rig whereby the Company is currently compensated through dayrate revenues instead of a fixed management fee as was the case prior to commencement of drilling operations. A comparative analysis of drilling revenues is as follows:


                                            QUARTERS ENDED

                        December 31,         September 30,           December 31,
                            1995                 1995                    1994
                                            (In thousands)
 SEAHAWK                 $2,690               $ 2,780                $ 2,674
 ATWOOD HUNTER            2,552                 2,560                  2,578
 ATWOOD EAGLE             3,857                 3,277                  3,871
 ATWOOD FALCON            2,553                 2,584                  2,771
 VICKSBURG                1,249                 1,281                  1,164
 RIG-19                   1,939                 1,432                  1,901
 RICHMOND                 1,271                   984                  1,500
 GOODWYN 'A'              1,785                 1,902                  1,159
 OTHER                       47                    48                     19

                        $17,943               $17,637                $16,848

      Since its commencement of operation in February 1993, the SEAHAWK has been a significant contributor to the Company's profitability. The ATWOOD HUNTER has experienced 100 percent utilization since April 1993. The increase in revenues for the ATWOOD EAGLE for the quarter ended December 31, 1995 compared to the quarter ended September 30, 1995 is due to planned maintenance and survey work which resulted in the rig being idle for 16 days in September 1995. During the last year, the ATWOOD FALCON has experienced 100 percent utilization while working in Korea, China and the "Joint Development Area" between Thailand and Malaysia. The increase in revenues for RIG-19 for the quarter ended December 31, 1995 compared to the quarter ended September 30, 1995 is due to a temporary labor stoppage which reduced revenues for the last quarter of fiscal year 1995. The RICHMOND worked continuously from February 1993 until September 1995 when it was idle for fourteen days while undergoing certain required maintenance and survey work. In October 1994, the Australian operator-owned GOODWYN 'A' platform rig commenced drilling operations. Since July 1989, the Company, on a management fee basis, directed the design, construction and offshore commissioning of the GOODWYN 'A' drilling facilities. The Company now has responsibility for the operations and maintenance of these facilities and is compensated on a dayrate basis.

 NAME OF RIG       LOCATION              CONTRACT STATUS

 SEAHAWK           Malaysia              Term contract (estimated completion
                                         1997).

 ATWOOD            Malaysia              Rig has three remaining firm wells to
 HUNTER                                  drill on its current contract, with
                                         eight option wells.  If no option wells
                                         are drilled, contract could end in
                                         March 1996.

 ATWOOD EAGLE      Western               Upon completion of current contract
                   Australia             (estimated March 1996), the rig will
                                         be mobilized to West Africa to
                                         commence drilling a 360 days firm -
                                         plus two six-month options contract.

 ATWOOD            Thailand/Malaysia     Drilling the third of four firm wells
 FALCON            "Joint                with three option wells (estimated
                   Development           completion October 1996 if all option
                   Area"                 wells drilled).

 VICKSBURG         Australia             Under contract until February 1997
                                         (with a one year option).

 RIG-19            Australia             Term contract (estimated completion
                                         August 1996).

 RICHMOND          United States         Firm commitment through March 1996
                                         in the Gulf of Mexico (anticipate
                                         continuous work with current client
                                         through remainder of fiscal year 1996.

 GOODWYN 'A'       Australia             Term contract (estimated completion
                                         December 1996).



      For the three months ended December 31, 1995 compared to the three months ended December 31, 1994, contract drilling costs increased $520,000 or 4 percent. An analysis of contract drilling costs by rig is as follows:

                                   PAGE 10

                                        QUARTERS ENDED

                      December 31,          September 30,          December 31,
                          1995                   1995                  1994
                                          (In thousands)
 SEAHAWK                 $ 1,593               $ 1,415               $ 1,544
 ATWOOD HUNTER             1,758                 1,719                 1,930
 ATWOOD EAGLE              2,939                 3,167                 3,008
 ATWOOD FALCON             1,638                 1,494                 1,747
 VICKSBURG                   786                   808                   721
 RIG-19                    1,435                   978                 1,183
 RICHMOND                  1,111                 1,150                   941
 GOODWYN "A"               1,384                 1,449                   896
 OTHER                       244                    65                   398

                         $12,888              $ 12,368               $12,245

      The reduction in drilling cost for the ATWOOD HUNTER during the first quarter of fiscal year 1996 and the fourth quarter of fiscal year 1995 compared to the first quarter of fiscal 1995 is due to a decrease in equipment maintenance costs. The increase in drilling costs for RIG-19 in the first quarter of fiscal year 1996 compared to the last quarter of fiscal 1995 is due to reduced personnel costs in the last quarter of fiscal 1995 resulting from a labor stoppage. As previously stated, drilling operations commenced on the GOODWYN 'A' platform rig in October 1994 whereby the Company has labor responsibility and is being compensated on a dayrate revenue basis.

      For the quarter ended December 31, 1995 compared to the same quarter of fiscal year 1995, depreciation decreased $907,000. This decrease is attributable to an increase in the depreciable lives of the ATWOOD HUNTER, ATWOOD EAGLE and ATWOOD FALCON of five additional years upon the Company's acquisition of the limited partner's interest in these rigs effective December 31, 1994. An analysis of depreciation expense by rig is as follows:


                                             QUARTERS ENDED
                           December 31,       September 30,      December 31,
                               1995               1995               1994

                                           (In thousands)
 ATWOOD HUNTER, ATWOOD
 EAGLE and ATWOOD FALCON      $1,541              $1,593            $2,588
 SEAHAWK                         585                 583               569
 RIG-19                          340                 309               323
 OTHER                           169                  88                62
                              $2,635              $3,542            $2,573


      As a result of the Company's buyout of its limited partner's interest effective as of December 31, 1994, the limited partner had no interest in the operating results of the ATWOOD HUNTER, ATWOOD EAGLE and ATWOOD FALCON for the three months ended December 31, 1995; therefore, no minority interest is
reflected in the December 1995 quarter.   The increase in provision for income
taxes for the three months ended December 31, 1995 is due primarily to increases in foreign taxes in Malaysia and Australia. As a result of profitable operations in recent times in both of these countries, most tax carryforward attributes have been utilized, thereby, increasing exposure to foreign taxes. Thus, operating results for the first quarter of fiscal year 1995 compared to fiscal year 1996 were enhanced by the positive impact of minority interest and a lower tax provision. Due to lower tax attribute carryforwards, the Company anticipates that tax expense in 1996 will be significantly higher than 1995.


LIQUIDITY AND CAPITAL RESOURCES

      Except for general capital maintenance (estimated to range between $3 million and $6 million for fiscal year 1996) and approximately $2 million additional funding required for RIG-200, the Company currently has no other capital commitments. However, the Company has five drilling vessels that have upgrade potential. The ATWOOD FALCON, ATWOOD HUNTER and ATWOOD EAGLE are currently equipped to drill in water depths of 2,500, 1,500 and 2,500 feet, respectively, and can be upgraded to drill in deeper water depths. The Company is currently exploring opportunities which, if successful, could require an upgrade investment of between $10 and $20 million per rig to drill in 3,000 feet of water and a significantly higher investment to reach a deeper water depth drilling capacity. The ATWOOD SOUTHERN CROSS (a second-generation semisubmersible) remains idle in Australia as the Company continues to market the rig. Before this unit can be placed in service, an additional capital investment of approximately $20 million will be required to enable the rig to drill in water depths up to 2,000 feet. The VICKSBURG, a jackup, is also a candidate for upgrade investment. This rig is currently committed under a drilling contract until 1997.

      The construction of RIG-200 was completed on time and within cost estimates. The rig is currently stacked in the United States awaiting notification for delivery of the rig to Australia. Due to certain delays unrelated to the Company's and Helmerich & Payne's activities, the rig is now not scheduled to commence drilling operations until early 1997. On January 1, 1996, the Company commenced receiving a "holding period" dayrate on RIG-200. In December 1995, the Company received a $3 million prepayment of mobilization revenues related to RIG-200, which will not be recognized into income until the rig is delivered to Australia.

      The Company continues to experience no difficulties in collecting its accounts receivable, with no requirement for an allowance for doubtful accounts. The $1 million short-term note payable at December 31, 1995 was repaid in January 1996. Thus, currently the Company has no outstanding borrowings under the $10 million short-term line of credit it has with a bank. In accordance with Financial Accounting Standard Board Statement No. 115, available for sale securities are reflected in the Consolidated Blance Sheet at fair value, with the aggregate unrealized gain, net of related deferred tax liability included in shareholders' equity. At December 31, 1995, compared to September 30, 1995, there was an $25,000 net increase in the fair value of available for sale securities.

      With revenues for RIG-200 commencing in January 1996 along with general market improvements, management anticipates that the level of quarterly profitability for the remainder of fiscal year 1996 will increase compared to the results for the first quarter of fiscal 1996. The Company should be able to continue to maintain a high level of equipment utilization. Management will continue to pursue contract opportunities for the ATWOOD SOUTHERN CROSS.

                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



TO OUR SHAREHOLDERS AND EMPLOYEES:



      The Company and its subsidiaries reported a net income of $662,000 or $.10 per share on gross revenues of $18,727,000 for the quarter ended December 31, 1995, compared to a net income of $1,743,000 or $.26 per share, on gross revenues of $18,985,000 for the quarter ended December 31, 1994. Due to lower tax attribute carryforwards, the Company anticipates that tax expenses in 1996 will be significantly higher than 1995. Operating results for the first quarter of fiscal year 1995 compared to fiscal year 1996 were enhanced by the positive impact of minority interest and a lower tax provision. Earnings before depreciation, interest and taxes were $4.6 million for the first quarter of fiscal year 1996 compared to $4.1 million for the first quarter of fiscal year 1995. Utilization of the Company's active fleet was 100 percent for the first quarter of fiscal year 1996.

      A contract has been executed with a major operator for a one-year firm plus options program for the ATWOOD EAGLE ("EAGLE"). The EAGLE will be mobilized to West Africa following its present contract in Australia, currently estimated to be completed during the second or third fiscal quarter of 1996. The EAGLE will require no major equipment upgrades to operate in the required 2,000 ft. of water and will receive a significant improvement in dayrate revenues and daily margins. We are continuing to offer the ATWOOD FALCON ("FALCON") and ATWOOD HUNTER ("HUNTER") for work in 3,000 ft. of water and the ATWOOD SOUTHERN CROSS for work in 2,000 ft. of water.


      As previously reported, RIG 200 drilling operations are currently not scheduled to commence until early calendar year 1997. However, we are pleased to advise that a dayrate payment for the RIG 200 delay period commenced January 1, 1996. The Company will receive a contribution to its financial results from these payments for the balance of fiscal year 1996 based on the current commencement schedule.

      Current contract commitments for the SEAHAWK and VICKSBURG are still
expected to keep those units employed through fiscal year 1996.   It is
estimated that RIG 19 will remain on its current platform until August, 1996. The HUNTER may be available as early as March, 1996, if current options are not exercised, and the FALCON should remain employed under its current contract into the third or fourth quarter of fiscal year 1996. The RICHMOND has a firm commitment which should keep it employed through March, 1996.

      The first quarter of fiscal year 1996 has been productive in a number of areas, including the Company's safety efforts. We thank our employees for their contributions to making a positive start to 1996 and our shareholders for their ongoing support and recognition of our progress.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ATWOOD OCEANICS, INC.
                                                (Registrant)




Date: 2/14/96                              s/JAMES M. HOLLAND
                                        James M. Holland
                                        Senior Vice President
                                        and Chief Accounting Officer