Form 10-Q/A
period 1995-12-31
ATWOOD OCEANICS INC
filed 1996-02-20
CIK 8411

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549
                                  ________________

                                     Form 10-Q/A

                  AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                            QUARTERS ENDED

                        December 31,         September 30,           December 31,
                            1995                 1995                    1994
                                            (In thousands)
 SEAHAWK                 $2,690               $ 2,780               $ 2,674
 ATWOOD HUNTER            2,552                 2,560                 2,578
 ATWOOD EAGLE             3,857                 3,277                 3,871
 ATWOOD FALCON            2,553                 2,584                 2,771
 VICKSBURG                1,249                 1,281                 1,164
 RIG-19                   1,939                 1,432                 1,901
 RICHMOND                 1,271                   984                 1,500
 GOODWYN 'A'              1,785                 1,902                 1,159
 OTHER                       47                    48                    19

                        $17,943               $16,848               $17,637

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

 GOODWYN 'A'       Australia             Term contract (estimated completion
                                         December 1996).



      For the three months ended December 31, 1995 compared to the three months ended December 31, 1994, contract drilling costs increased $520,000 or 4 percent. An analysis of contract drilling costs by rig is as follows:

                                   PAGE 10

                                        QUARTERS ENDED

                      December 31,          September 30,          December 31,
                          1995                   1995                  1994
                                          (In thousands)
 SEAHAWK                 $ 1,593               $ 1,415              $ 1,544
 ATWOOD HUNTER             1,758                 1,719                1,930
 ATWOOD EAGLE              2,939                 3,167                3,008
 ATWOOD FALCON             1,638                 1,494                1,747
 VICKSBURG                   786                   808                  721
 RIG-19                    1,435                   978                1,183
 RICHMOND                  1,111                 1,150                  941
 GOODWYN "A"               1,384                 1,449                  896
 OTHER                       244                    65                  398

                         $12,888              $ 12,245               $12,368

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


                                             QUARTERS ENDED
                           December 31,       September 30,      December 31,
                               1995               1995               1994

                                           (In thousands)
 ATWOOD HUNTER, ATWOOD
 EAGLE and ATWOOD FALCON      $1,541              $1,593            $2,588
 SEAHAWK                         585                 583               569
 RIG-19                          340                 309               323
 OTHER                           169                  88                62
                              $2,635              $2,573            $3,542


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