Form 10-Q
period 1996-03-31
ATWOOD OCEANICS INC
filed 1996-05-07
CIK 8411

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549
                                  ________________

                               Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR QUARTERLY PERIOD ENDED MARCH 31, 1996
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996 6,670,988 shares of Common Stock $1 par value

                         PART I. FINANCIAL INFORMATION
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

      The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1996 and September 30, 1995, and the results of operations for the three months and six months ended March 31, 1996 and 1995, respectively, and the statements of cash flows for the six months then ended. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1995 Annual Report to Shareholders.

                    PART I.  ITEM I - FINANCIAL STATEMENTS
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                      March 31,    Septemmber
                                                        1996           1995

                                                            (In thousands)
 ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                       $ 11,964     $ 11,984
       Accounts receivable                               16,240       13,425
       Inventories of materials and supplies, at
        lower of average cost or market                   5,114        4,904
       Prepaid expenses and other                         2,801        3,953

             Total Current Assets                        36,119       34,266
   SECURITIES HELD FOR INVESTMENT:
       Held for maturity, at amortized cost              22,407       22,422
       Available-for-sale, at fair value                  4,108        3,516
                                                         26,515       25,938

   PROPERTY AND EQUIPMENT:
       Drilling vessels, equipment and drill pipe       175,950      174,989
       Investment in joint venture                       10,447        8,182
       Other                                              4,689        4,569
                                                        191,086      187,740
       Less-accumulated depreciation                    101,067       96,313
           Net Property and Equipment                    90,019       91,427

   DEFERRED COSTS AND OTHER ASSETS                        1,037        1,222
                                                       $153,690     $152,853
See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)
                                                      March 31, September 30,
                                                        1996         1995
                                                           (In thousands)
 LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:
 Current maturities of long-term notes payable      $ 3,750      $ 3,750
       Short-term notes payable                         ---        1,500
       Accounts payable                               3,045        6,260
       Accrued liabilities                           10,401        8,995
             Total Current Liabilities               17,196       20,505

LONG-TERM NOTES PAYABLE, net of current maturities   33,319       35,569

DEFERRED CREDITS:
       Income taxes                                   1,595        1,334
       Other                                          3,786          553
                                                      5,381        1,887

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
     1,000,000 shares authorized, none outstanding      ---          ---
    Common stock, $1 par value;
             10,000,000 share authorized with
             6,671,000 and 6,629,000 shares
             shares issued and outstanding in
             1996 and 1995, respectively              6,671        6,629

     Paid-in capital                                 55,247       54,771
     Net unrealized holding gains on
             available-for-sale securities            1,719        1,328
     Retained earnings                               34,157       32,164

          Total Shareholders' Equity                 97,794       94,892
                                                  $ 153,690    $ 152,853

See accompanying notes to financial statements

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 Consolidated Statement of Operations
                                              (Unaudited)

                                  Three Months Ended         Six Months Ended
                                        March 31,                March 31,

                                1996          1995        1996          1995
                                   (In thousands, except per share amounts)

REVENUES:
 Contract drilling            $ 18,878     $ 17,928    $ 36,821      $ 35,565
 Contract management               208          386         403         1,055
                                19,086       18,314      37,224        36,620


COSTS AND EXPENSES:
 Contract drilling              12,901       12,508      25,789        24,876
 Contract management               149          115         295           277
 Depreciation                    2,433        2,496       5,068         6,038
 General and
   administrative                1,294        1,190       2,354         2,247
                                16,777       16,309      33,506        33,438
OPERATING INCOME                 2,309        2,005       3,718         3,182

OTHER INCOME (EXPENSE)
 Interest expense                 (619)        (636)     (1,309)       (1,467)
 Interest income                   591          763       1,180         1,442
                                   (28)         127        (129)          (25)
INCOME BEFORE MINORITY INTEREST
  AND INCOME TAXES               2,281        2,132       3,589         3,157
MINORITY INTEREST IN NET LOSS
 OF PARTNERSHIPS                   ---          ---         ---           908
INCOME BEFORE INCOME TAXES       2,281        2,132       3,589         4,065

PROVISION FOR INCOME TAXES
 Foreign                           800          665       1,584           655
 Federal                           150          180          12           380
                                   950          845       1,596         1,035

NET INCOME                    $  1,331     $  1,287    $  1,993      $  3,030
EARNINGS PER COMMON SHARE     $    .20     $    .20    $    .30      $    .46

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       6,648        6,582       6,640         6,582

See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                              Six Months Ended
                                                                  March 31,

                                                         1996            1995
                                                            (In thousands)
 CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                         $  1,993         $ 3,030
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:

       Depreciation                                      5,068           6,038
       Amortization of deferred costs                      306             238
       Minority interest in net loss of partnerships       ---            (908)
   Changes in assets and liabilities:

       Increase in accounts receivable                  (2,815)           (678)
       Increase (decrease) in accounts payable and
        accrued liabilities                             (1,809)          2,024
       Other                                             1,069           1,265

          Total adjustments                              1,819           7,979
          Net cash provided by operating activities      3,812          11,009

 CASH FLOW FROM INVESTING ACTIVITIES:

       Payment received on note receivable                 ---             202
       Investment in joint venture                      (2,264)         (1,708)
       Capital expenditures                             (1,336)         (1,997)
         Net cash used by investing activities          (3,600)         (3,503)

 CASH FLOW FROM FINANCING ACTIVITIES:
       Principal payments on long-term notes payable    (2,250)         (1,500)
       Proceeds from exercises of stock options            518             ---
       Payment on short-term note payable               (1,500)            ---
       Prepayment of mobilization revenues               3,000             ---
       Net payments to limited partner                     ---            (100)

           Net Cash used by financing activities          (232)         (1,600)
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (20)          5,906
 CASH AND CASH EQUIVALENTS, at beginning of period      11,984          16,119
 CASH AND CASH EQUIVALENTS, at end of period           $11,964         $22,025

      See accompanying notes to financial statements

                    PART I.  ITEM I - FINANCIAL STATEMENTS
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In January 1996, the Company commenced receiving a contribution to its financial results from a dayrate payment on RIG-200 during the delay period prior to its start-up of operations in Australia in late 1996 or early 1997. In December 1995, the Company received a $3 million prepayment of mobilization revenue relating to RIG-200 which was reflected in the Consolidated Balance Sheet as "other deferred credits".

2. For the six months ended March 31, 1996, in accordance with FASB 115, shareholders' equity was increased $391,000 (net of $201,000 increase in deferred income taxes) to reflect the net unrealized increases during the six months ended March 31, 1996 in holding gains on securities classified as available-for-sale.

                                PART I.  ITEM 2
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

      Excluding the ATWOOD SOUTHERN CROSS, which has not been placed in service, the Company has continued to maintain 100 percent utilization of its equipment. Since October 1993 through March 31, 1996, the Company has incurred only forty-one idle equipment days, a 99.5 percent equipment utilization rate.

      Contract drilling revenues increased $1.3 million in the first six months of fiscal year 1996 compared to the first six months of fiscal year 1995; however, this increase was offset somewhat by an approximate $650,000 decrease in contract management revenues. The reduction in contract management revenues is due to the commencement in the first quarter of fiscal year 1995 of drilling operations of the GOODWYN 'A' platform rig whereby the Company is currently compensated through dayrate revenues instead of a fixed management fee as was the case prior to commencement of drilling operations. The increase in total contract revenues for the three months and six months ended March 31, 1996 is primarily due to the commencement in January 1996 of dayrate payments on RIG 200. A comparative analysis of drilling revenues is as follows:

                                             QUARTERS ENDED
                              March 31,          December 31,        March 31,
                                 1996                1995                1995
 RIG-200                     $   729               $   ---             $   ---
 SEAHAWK                       2,736                 2,690               2,601
 HUNTER                        2,658                 2,552               2,542
 EAGLE                         3,733                 3,857               3,878
 FALCON                        2,515                 2,553               2,787
 VICKSBURG                     1,235                 1,249               1,198
 RIG-19                        2,057                 1,939               1,908
 RICHMOND                      1,494                 1,271               1,430
 GOODWYN "A"                   1,721                 1,832               1,584

                             $18,878               $17,943             $17,928



      Since its commencement of operation in February 1993, the SEAHAWK has been a significant contributor to the Company's profitability. The ATWOOD HUNTER has experienced 100 percent utilization since April 1993. The ATWOOD FALCON has experienced 100 percent utilization while working in China and the "Joint Development Area" between Thailand and Malaysia. The increase in revenue for the RICHMOND in the second quarter of fiscal year 1996 compared to the first quarter of fiscal year 1996 is due to higher dayrate levels. In October 1994, the Australian operator-owned GOODWYN 'A' platform rig commenced drilling operations. Since July 1989, the Company, on a management fee basis, directed the design, construction and offshore commissioning of the GOODWYN 'A' drilling facilities. The Company now has responsibility for the operations and maintenance of these facilities and is compensated on a dayrate basis.

      Current status of the Company's drilling contracts is as follows:

 NAME OF RIG   LOCATION           CONTRACT STATUS

 RIG-200       United States      Currently waiting for notice to
                                  transport rig to Australia.  Estimate
                                  drilling to commence late 1996 or early
                                  1997.  Firm two year term with
                                  anticipated drilling program of five
                                  years.

 SEAHAWK       Malaysia           Term contract (estimated completion
                                  February 1997).

 ATWOOD        Malaysia           Rig has six remaining option wells on
 HUNTER                           its current contract, which, if drilled,
                                  could result in the dayrate revenue
                                  remaining approximately at current
                                  level. If all option wells are drilled, contract could extend to the end of 1996.

ATWOOD         Equatorial Guinea  Preparing to commence drilling under a
EAGLE                             one year firm plus two six-month options
                                  contract.

 ATWOOD        Thailand/Malaysia  Drilling the fourth of four firm wells
 FALCON        "Joint             with three option wells (estimated
               Development Area"  completion October 1996 if all option
                                  wells drilled).

 VICKSBURG     Australia          Under contract until January 1997 (with
                                  a one year option).

 RIG-19        Australia          Should complete work on current platform
                                  in August 1996.  Discussions ongoing
                                  whereby rig could be moved to a new
                                  platform with drilling work of 9 to 18
                                  months.

 RICHMOND      United States      Firm commitment through June 1996 in the
                                  Gulf of Mexico (anticipate continuous
                                  work with current client through
                                  remainder of fiscal year 1996.)

 GOODWYN 'A'   Australia          Term contract (estimated completion
                                  December 1996).

      For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, contract drilling costs increased $913,000 or 4 percent. An analysis of contract drilling costs by rig is as follows:

                                               PAGE 10

                                             QUARTERS ENDED
                             March 31,           December 31,        March 31,
                               1996                  1995              1995
                                              (In thousands)

 SEAHAWK                    $  1,654               $ 1,593            $ 1,377
 ATWOOD HUNTER                 1,821                 1,758              1,769
 ATWOOD EAGLE                  2,519                 2,939              3,138
 ATWOOD FALCON                 1,663                 1,638              1,543
 VICKSBURG                       705                   786                770
 RIG-19                        1,613                 1,435              1,552
 RICHMOND                      1,235                 1,111              1,008
 GOODWYN "A"                   1,379                 1,384              1,219
 OTHER                           312                   244                132

                             $12,901               $12,888            $12,508

      The increase in drilling costs for the SEAHAWK and ATWOOD HUNTER is primarily due to general increases in equipment maintenance costs. The reduction in drilling costs for the ATWOOD EAGLE is attributable to the rig completing its drilling program in Australia in early March 1996 and being mobilized to Equatorial Guinea.

      For the six months ended March 31, 1996 compared to the same period in fiscal year 1995, depreciation decreased $970,000. This decrease is attributable to an increase in the depreciable lives of the ATWOOD HUNTER, ATWOOD EAGLE and ATWOOD FALCON of five additional years upon the Company's acquisition of the limited partner's interest in these rigs effective December 31, 1994. An analysis of depreciation expense by rig is as follows:

                                            QUARTERS ENDED
                             March 31,         December 31,           March 31,
                               1996               1995                   1995

                                           (In thousands)

 ATWOOD HUNTER             $    410              $   404             $   396
 ATWOOD EAGLE                   482                  481                 478
 ATWOOD FALCON                  659                  656                 651
 SEAHAWK                        552                  585                 576
 RIG-19                         159                  340                 287
 OTHER                          171                  169                 108
                           $  2,433              $ 2,635             $ 2,496

      As a result of the Company's buyout of its limited partner's interest effective as of December 31, 1994, the limited partner had no interest in the operating results of the ATWOOD HUNTER, ATWOOD EAGLE and ATWOOD FALCON for the six months ended March 31, 1996; therefore, no minority interest is reflected in the 1996 financial statements. The increase in provision for income taxes for the six months ended March 31, 1996 is due primarily to increases in foreign taxes in Malaysia and Australia. As a result of profitable operations in recent times in both of these countries, most tax carryforward attributes have been utilized, thereby, increasing exposure to foreign taxes. Thus, operating results for the 1995 compared to 1996 were enhanced by the positive impact of minority interest and a lower tax provision. Due to lower tax attribute carryforwards, the Company anticipates that tax expense in 1996 will be higher than 1995.


LIQUIDITY AND CAPITAL RESOURCES

      Except for general capital maintenance (estimated to range between $3 million and $6 million for fiscal year 1996) the Company currently has no other capital commitments. However, the Company has five drilling vessels that have upgrade potential. The ATWOOD FALCON, ATWOOD HUNTER and ATWOOD EAGLE are currently equipped to drill in water depths of 2,500, 1,500 and 2,500 feet, respectively, and can be upgraded to drill in deeper water depths. The Company is currently exploring opportunities which, if successful, could require an upgrade investment of between $10 and $20 million per rig to drill in 3,000 feet of water and a significantly higher investment to reach a deeper water depth drilling capacity. The ATWOOD SOUTHERN CROSS (a second-generation semisubmersible) remains idle in Australia as the Company continues to market the rig. Before this unit can be placed in service, an additional capital investment of approximately $20 million will be required to enable the rig to drill in water depths up to 2,000 feet. The VICKSBURG, a jackup, is also a candidate for upgrade investment. This rig is currently committed under a drilling contract until 1997.

      The construction of RIG-200 was completed on time and within cost estimates. The rig is currently stacked in the United States awaiting notification for delivery of the rig to Australia. Due to certain delays unrelated to the Company's activities, the rig is now not scheduled to commence drilling operations until late 1996 or early 1997. On January 1, 1996, the Company commenced receiving a "holding period" dayrate on RIG-200. In December 1995, the Company received a $3 million prepayment of mobilization revenues related to RIG-200, which will not be recognized into income until the rig is delivered to Australia.

      The Company continues to experience no difficulties in collecting its accounts receivable, with no requirement for an allowance for doubtful accounts. Currently the Company has no outstanding borrowings under a $10 million short-term line of credit it has with a bank. In accordance with Financial Accounting Standard Board Statement No. 115, available for sale securities are reflected in the Consolidated Balance Sheet at fair value, with the aggregate unrealized gain, net of related deferred tax liability included in shareholders' equity.

      Fiscal year 1996 second quarter results were enhanced by the commencement in January 1996 of dayrate payments on RIG-200. With the relocation of the ATWOOD EAGLE to Equatorial Guinea to commence a drilling program at a significantly increased dayrate level, coupled with revenues from RIG-200, management anticipates that the level of profitability for the last two quarters of fiscal year 1996 will reflect continuing improvement. The Company should be able to continue to maintain a high level of equipment utilization. Management will continue to pursue contract opportunities for the ATWOOD SOUTHERN CROSS, as well as higher dayrate contracts for the ATWOOD HUNTER and ATWOOD FALCON which should enhance the operating results of these two rigs in fiscal year 1997.

                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders.

      The Company's Annual Meeting of Shareholders was held on February 8, 1996, at which the shareholders voted on the election of six directors (each to serve a one year term) and to act upon a shareholder's proposal. Of the 6,330,958 shares of common stock present in person or by proxy, the number of shares voted for or withheld in connection with the election of each director are as follows:

        NAME                              CAST FOR                VOTES
                                                                 WITHHELD
        Robert W. Burgess                6,281,824                52,074
        George S. Dotson                 6,283,824                48,074
        Walter H. Helmerich III          6,284,754                46,214
        Hans Helmerich                   6,268,544                78,614
        John R. Irwin                    6,284,764                46,194
        William J. Morrissey             6,281,824                52,074

      The vote on the shareholder's proposal was as follows:

 SHARES VOTED FOR        SHARES VOTED AGAINST        SHARES ABSTAINED FROM
                                                             VOTING
      335,722                 5,469,628                      16,710

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ATWOOD OCEANICS, INC.
                                                      (Registrant)




Date: 5/6/96
                                                      James M. Holland
                                                    Senior Vice President
                                                    and Chief Accounting
                                                    Officer