Form 10-Q
period 1996-06-30
ATWOOD OCEANICS INC
filed 1996-08-07
CIK 8411

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549
                             ________________

                               Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED JUNE 30, 1996
                        COMMISSION FILE NUMBER 0-6352


                            ATWOOD OCEANICS, INC.
            (Exact name of registrant as specified in its charter)


               TEXAS                                 74-1611874
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  15835 Park Ten Place Drive
         Houston, Texas                                77084
(Address of principal executive offices)            (Zip Code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996 6,688,863 shares of Common Stock $1 par value

                         PART I. FINANCIAL INFORMATION
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

      The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996 and September 30, 1995, and the results of operations for the three months and nine months ended June 30, 1996 and 1995, respectively, and the statements of cash flows for the nine months then ended. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1995 Annual Report to Shareholders.

                    PART I.  ITEM I - FINANCIAL STATEMENTS
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                             (Unaudited)
                                                     June 30,     September 30,
                                                        1996           1995


                                                           (In thousands)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $ 16,942        $ 11,984
 Accounts receivable                                    16,819          13,425
 Inventories of materials and supplies, at lower of      5,274           4,904
   average cost or market                                4,128           3,953
 Prepaid expenses and other

    Total Current Assets                                43,163          34,266
SECURITIES HELD FOR INVESTMENT:
 Held for maturity, at amortized cost                   22,401          22,422
 Available-for-sale, at fair value                       3,967           3,516
                                                        26,368          25,938

PROPERTY AND EQUIPMENT:
 Drilling vessels, equipment and drill pipe            177,239         174,989
 Investment in joint venture                            10,497           8,182
 Other                                                   4,783           4,569
                                                       192,519         187,740
 Less-accumulated depreciation                         103,237          96,313

 Net Property and Equipment                             89,282          91,427

DEFERRED COSTS AND OTHER ASSETS                          1,305           1,222
                                                      $160,118        $152,853

See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS



                                                 (Unaudited)
                                                   June 30,      September 30,
                                                     1996             1995

                                                         (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:
 Current maturities of long-term notes payable         $ 3,750       $   3,750
 Short-term notes payable                                  ---           1,500
 Accounts payable                                        5,882           6,260
 Accrued liabilities                                    11,947           8,995
    Total Current Liabilities                           21,579          20,505

LONG-TERM NOTES PAYABLE, net of current maturities      32,569          35,569

DEFERRED CREDITS:
  Income taxes                                           1,798           1,334
  Other                                                  3,877             553
                                                         5,675           1,887

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value;
   1,000,000 shares authorized, none outstanding           ---             ---
 Common stock, $1 par value;
   10,000,000 share authorized with 6,689,000
    and 6,629,000 shares issued and outstanding
    in 1996 and 1995, respectively                       6,689           6,629
 Paid-in capital                                        55,444          54,771
 Net unrealized holding gains on available-for-sale      1,626           1,328
  securities
 Retained earnings                                      36,536          32,164

    Total Shareholders' Equity                         100,295          94,892
                                                     $ 160,118       $ 152,853


See accompanying notes to financial statements

                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 Consolidated Statement of Operations
                                               (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                         June 30,                 June 30,


                                     1996       1995        1996          1995
                                      (In thousands, except per share amounts)

 REVENUES:
  Contract drilling                $ 18,891   $ 18,302    $ 55,712    $ 53,867
  Contract management                   236        246         639       1,301
                                     19,127     18,548      56,351      55,168


 COSTS AND EXPENSES:
  Contract drilling                  11,721     13,120      37,510      37,996
  Contract management                   158        162         453         439
  Depreciation                        2,312      2,523       7,380       8,561
  General and administrative          1,337      1,199       3,691       3,446
                                     15,528     17,004      49,034      50,442
 OPERATING INCOME                     3,599      1,544       7,317       4,726

 OTHER INCOME (EXPENSE)
  Interest expense                     (609)      (740)     (1,918)     (2,207)
  Interest income                       648        738       1,828       2,180
  Realized gain on sale of
        securities                      ---      2,370         ---       2,370
                                         39      2,368         (90)      2,343
 INCOME BEFORE MINORITY INTEREST
  AND INCOME TAXES                    3,638      3,912       7,227       7,069
 MINORITY INTEREST IN NET LOSS OF
  PARTNERSHIPS                          ---        ---         ---         908
 INCOME BEFORE INCOME TAXES           3,638      3,912       7,227       7,977

 PROVISION FOR INCOME TAXES
       Foreign                          843        651       2,427       1,306
       Federal                          416         70         428         450
                                      1,259        721       2,855       1,756

 NET INCOME                        $  2,379   $  3,191    $  4,372    $  6,221
 EARNINGS PER COMMON SHARE         $    .36   $    .48    $    .66    $    .95

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING          6,688      6,585       6,656       6,583

See accompanying notes to financial statements.

                                PART I.  ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                           Nine Months Ended
                                                               June 30

                                                           1996         1995
                                                             (In thousands)

 CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                            $  4,372      $ 6,221
   Adjustments to reconcile net income to net cash provided (used) by operating activities:

       Depreciation                                         7,380        8,561
       Deferred federal income tax provision                  310          200
       Amortization of deferred costs                         474          316
       Gain on sale of securities                             ---       (2,370)
       Minority interest in net loss of partnerships          ---         (908)
   Changes in assets and liabilities:
       Increase in accounts receivable                     (3,394)        (706)
       Increase in accounts payable and accrued             2,574        2,006
       liabilities
       Other                                                 (735)       1,195
          Total adjustments                                 6,609        8,294

          Net cash provided by operating activities        10,981       14,515
 CASH FLOW FROM INVESTING ACTIVITIES:
       Proceeds from sale of investments                      ---        3,343
       Payment received on note receivable                    ---          202
       Investment in joint venture                         (2,315)      (4,400)
       Acquisition of interest in partnerships                ---      (13,275)
       Capital expenditures                                (2,941)      (3,018)

         Net cash used by investing activities             (5,256)     (17,148)
 CASH FLOW FROM FINANCING ACTIVITIES:
       Principal payments on long-term notes payable       (3,000)      (2,380)
       Proceeds from exercises of stock options               733           54
       Proceeds (payment) on short-term note payable       (1,500)       3,000
       Prepayment of mobilization revenues                  3,000          ---
       Net payments to limited partner                        ---         (100)

       Net cash provided (used) by financing activities      (767)         574

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       4,958       (2,059)
 CASH AND CASH EQUIVALENTS, at beginning of period         11,984       16,119

 CASH AND CASH EQUIVALENTS, at end of period              $16,942      $14,060

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

2. For the nine months ended June 30, 1996, in accordance with FASB 115, shareholders' equity was increased $298,000 (net of $153,000 increase in deferred income taxes) to reflect the net unrealized increases during the nine months ended June 30, 1996 in holding gains on securities classified as available-for-sale.

                                PART I.  ITEM 2
                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

The economics in the international offshore drilling market continues to reflect improvement. Worldwide utilization of mobile offshore drilling units is in excess of 90 percent. Since October 1993, the Company has only incurred forty-one idle equipment days on all of its drilling units currently in service, a 99.5 percent equipment utilization rate. Contract revenues increased $1.2 million in the nine months ended June 30, 1996 compared to the same period in 1995. A comparative analysis by quarter of contract revenues is as follows:



                                          QUARTERS ENDED

                            June 30,             March 31,              June 30,
                              1996                1996                    1995
                                          (In thousands)

 RIG-200                  $   718               $   729               $   ---
 SEAHAWK                    2,745                 2,736                 2,689
 ATWOOD HUNTER              2,809                 2,658                 2,534
 ATWOOD EAGLE               3,059                 3,733                 4,036
 ATWOOD FALCON              2,542                 2,515                 2,804
 VICKSBURG                  1,262                 1,235                 1,224
 RIG-19                     2,072                 2,057                 1,905
 RICHMOND                   1,600                 1,494                 1,063
 GOODWYN "A"                2,084                 1,721                 2,068
 MANAGEMENT                   236                   208                   225

                          $19,127               $19,086               $18,548



      RIG-200 dayrate payments continue during the delay period while awaiting mobilization to Australia. The rig should commence drilling operations in Australia during the first calendar quarter of 1997. Since commencement of dayrate payments in January 1996, RIG-200 has been a significant contributor to the Company's improving quarterly results. The SEAHAWK has maintained a consistent level of contribution to the Company's operating results since it commenced operations in February 1993. The improvement in revenues generated by the ATWOOD HUNTER ("HUNTER") is the result of some increases in dayrate levels. The HUNTER has experienced 100 percent utilization since April 1993.

      During March/April 1996, the ATWOOD EAGLE ("EAGLE") was relocated from Australia to West Africa. As a result of this mobilization period, both revenues and drilling costs declined during the third quarter of 1996. However, with operating margin increasing from $10,000 per day in Australia to around $25,000 per day in West Africa the EAGLE was a contributor to the earnings improvement reflected in the third quarter's operating results. The

ATWOOD FALCON ("FALCON") continues to work on a consistent basis in the "Joint Development Area" between Thailand and Malaysia. Stable contracts for the VICKSBURG and RIG-19 continue to provide consistency to these operations. Increasing dayrates in the Gulf of Mexico account for the improvement in revenues generated by the RICHMOND. In June 1996 the Company received certain operating bonus awards related to GOODWYN 'A' which account for its revenues in the third quarter exceeding revenues for the quarter ended March 31, 1996.

      Current status of the Company's drilling contracts is as follows:

NAME OF RIG     LOCATION               CONTRACT STATUS

RIG-200        United States          Currently preparing for transport of rig
                                      to Australia.  Estimate drilling to
                                      commence early 1997. Firm two year term with anticipated drilling program of five years.

SEAHAWK        Malaysia               Term contract (estimated completion
                                      March 1997).

ATWOOD HUNTER  Malaysia               Rig has five remaining option wells on
                                      its current contract, which, if drilled, could result in the dayrate revenue remaining approximately at current level. If all option wells are drilled, contract could extend to the end of 1996. Following completion of its contract work in Southeast Asia, the rig will be upgraded and relocated to the United States Gulf of Mexico to commence in mid-1997 a two year drilling program for British-Borneo Petroleum Inc.

ATWOOD EAGLE   Equatorial Guinea      In May 1996 commenced drilling under a
                                      one year firm plus two six-month options contract.

ATWOOD FALCON  Thailand/Malaysia      Current program has been extended at a
                    "Joint            higher dayrate level with estimated
               Development Area"      completion of May 1997.

VICKSBURG      Australia              Under contract until January 1997 (with
                                      a one year option).

RIG-19         Australia              Should complete work on current
                                      platform in September 1996. Planning
                                      in progress to move the rig to a new
                                      platform with drilling work
                                      of 12 to 18 months.

RICHMOND       United States          Firm commitment through well-in
                                      progress at the end of September 1996 in the Gulf of Mexico (anticipate continuous work with current client through remainder of
                                      1996.)

GOODWYN 'A'    Australia              Term contract (estimated completion late
                                     1996/early 1997).

      An analysis of contract drilling costs by rig by quarter is as follows:


                                             QUARTERS ENDED

                          June 30,             March 31,              June 30,
                            1996                  1996                  1995
                                              (In thousands)

 RIG-200                $     92              $     97               $   ---
 SEAHAWK                   1,613                 1,654                 1,597
 ATWOOD HUNTER             1,718                 1,821                 1,773
 ATWOOD EAGLE              1,408                 2,519                 3,362
 ATWOOD FALCON             1,632                 1,663                 1,597
 VICKSBURG                   731                   705                   736
 RIG-19                    1,647                 1,613                 1,469
 RICHMOND                  1,240                 1,235                   971
 GOODWYN "A"               1,572                 1,379                 1,396
 OTHER                        68                   215                   219

                         $11,721               $12,901               $13,120

      The decline in drilling costs for the EAGLE is due to its relocation from Australia to West Africa. Costs incurred by the EAGLE during the mobilization period were offset by the $3.8 million of mobilization revenues; thereby, significantly reducing the level of costs reflected for the rig during the third quarter of 1996. RIG-19 operating cost in 1996 have increased over 1995 levels due to higher labor costs. The increases in RICHMOND's operating costs are due to higher maintenance expenditures.

      For the nine months ended June 30, 1996 compared to the same period in fiscal year 1995, depreciation decreased $1.2 million. This decrease is primarily attributable to an increase in the depreciable lives of the HUNTER, EAGLE and FALCON of five additional years upon the Company's acquisition of the limited partner's interest in these rigs effective December 31, 1994. An analysis of depreciation expense by rig is as follows:



                                             NINE MONTHS ENDED
                                    June 30,                         June 30,
                                     1996                             1995

                                              (In thousands)


 ATWOOD HUNTER                  $   1,226                           $  1,395
 ATWOOD EAGLE                       1,450                              1,697
 ATWOOD FALCON                      1,976                              2,437
 SEAHAWK                            1,671                              1,725
 RIG-19                               544                                892
 OTHER                                513                                415
                                 $  7,380                            $ 8,561


      As a result of the Company's buyout of its limited partner's interest effective as of December 31, 1994, the limited partner had no interest in the operating results of the HUNTER, EAGLE and FALCON for the nine months ended June 30, 1996; therefore, no minority interest is reflected in the 1996 financial statements. The increase in provision for income taxes for the three months and nine months ended June 30, 1996 is due primarily to increases in foreign taxes in Malaysia and Australia. As a result of profitable operations in recent times in both of these countries, most tax carryforward attributes have been utilized, thereby, increasing exposure to foreign taxes. Due to lower tax attribute carryforwards, the Company anticipates that tax expense in 1996 will be higher than 1995. Operating results in 1995 compared to 1996 were enhanced by the positive impact of minority interest, a lower tax
provision and a $2.4 million gain on sale of securities.   However, with
continuation of 100 percent utilization of its active equipment and increasing dayrates on several rigs, the Company anticipates that the operating results for the fourth quarter of 1996 will continue to reflect improvement.


LIQUIDITY AND CAPITAL RESOURCES

      In June 1996, the Company entered into a contract with British-Borneo Petroleum, Inc. for the HUNTER to conduct drilling operations in 1997 under a firm two years plus option program in the Gulf of Mexico. The Company will incur expenditures of approximately $40 million to upgrade the rig for operations in water depths of up to 3,500 feet, and to relocate the rig from Southeast Asia to the Gulf of Mexico. In addition to the HUNTER, the Company has also committed to purchase $5 million of long delivery equipment for the ATWOOD SOUTHERN CROSS ("CROSS"). The CROSS (a second-generation semisubmersible) remains idle in Australia as the Company continues to market the rig. Besides the $5 million of current commitments, an additional $15 to $18 million of equipment will have to be purchased to enable the rig to be placed in service with the capacity to drill in water depths up to 2,000 feet. The VICKSBURG, a jackup, is also a candidate for upgrade investment. This rig is currently committed under a drilling contract until 1997.

      The construction of RIG-200 was completed on time and within cost estimates. The rig is currently stacked in the United States awaiting delivery to Australia. Due to certain delays unrelated to the Company's activities, the rig is now not scheduled to commence drilling operations until early 1997. On January 1, 1996, the Company commenced receiving a "holding period" dayrate on RIG-200. In December 1995, the Company received a $3 million prepayment of mobilization revenues related to RIG-200, which will not be recognized into income until the rig is delivered to Australia.

      The Company continues to experience no difficulties in collecting its accounts receivable, with no requirement for an allowance for doubtful accounts. Currently the Company has no outstanding borrowings under a $10 million short-term line of credit it has with a bank. In accordance with Financial Accounting Standard Board Statement No. 115, available for sale securities are reflected in the Consolidated Balance Sheet at fair value, with the aggregate unrealized gain, net of related deferred tax liability, included in shareholders' equity.

      At June 30, 1996, the Company had approximately $43 million in cash and securities. A significant portion of the current capital commitment should be funded from excess cash; however, some short-term borrowings may be required to fund a portion of the upgrade expenditures. Based upon continued high equipment utilization and increasing operation margins from its third-generation semisubmersibles, especially the EAGLE, the Company's fourth quarter results should continue to reflect improvements in operating cash flow. Quarterly cash flows generated by the EAGLE and HUNTER above certain defined levels could result in additional principal payments to the Bank Group.

      In addition to the HUNTER, the FALCON and EAGLE could also be upgraded to higher water depth drilling capabilities. Although no current commitments exist for upgrading these two rigs, the Company will continue to explore future upgrade opportunities, as well as, continue actively marketing the CROSS. Thus, the Company could incur additional equipment upgrade commitments which could require some form of externally generated funding.

                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

                               PART II - ITEM 1

TO OUR SHAREHOLDERS AND EMPLOYEES:

      The Company's net income for the quarter ended June 30, 1996 reflects an approximate $1 million increase over the results for the second quarter of fiscal 1996 and an approximate $1.6 million increase over the results for the third quarter of fiscal year 1995 after adjustment for a $2.4 million gain realized in 1995 on sale of securities. This improvement in the third-quarter financial performance results primarily from increased operating margins realized from the Company's third-generation semisubmersibles, particularly the ATWOOD EAGLE ("EAGLE"). Earnings excluding investment income, but before depreciation, interest and taxes, were $5.9 million for the third quarter of fiscal 1996 compared to $4.1 million for the third quarter of fiscal 1995.
The Company is optimistic this improving trend in financial performance will continue in its fourth fiscal quarter with increasing dayrates and continuing high fleet utilization. Excluding the ATWOOD SOUTHERN CROSS ("SOUTHERN CROSS"), which has not been placed in service, only forty-one idle equipment days have been incurred by the Company from October 1993 through June 30, 1996, a 99.5 percent equipment utilization rate.

      The EAGLE commenced operation in Equatorial Guinea in early May, 1996 under a one-year firm contract at significantly improved dayrates and daily margins. The ATWOOD FALCON ("FALCON") also received a firm extension of its current contract at significantly increased dayrates and daily margins. The FALCON contract extension is for five additional firm wells commencing in July, 1996 following the fifth well of the current contract. A term contract has been executed with British-Borneo Petroleum, Inc. for upgrade of the ATWOOD HUNTER to conduct drilling operations in the Gulf of Mexico under a firm two-year plus options contract, estimated to commence in mid-1997. The SOUTHERN CROSS is actively being offered for term opportunities in up to 2,000 ft. of water.

      RIG 19 is now expected to complete its current platform in September, 1996. We are still optimistic that RIG 19 will then move to another platform of 12 to 18 months duration. Formal notice has been received for mobilization of RIG 200 to Australia with arrival expected by November, 1996. RIG 200 drilling operations should commence in early calendar year 1997. The RICHMOND received a further dayrate increase in July and a firm contract extension which should keep it employed into October, 1996. The SEAHAWK and VICKSBURG should remain employed under their existing contracts into fiscal year 1997.

      The Company's positive trend in safety performance was again evident during our third fiscal quarter. The final phase in development and implementation of the Company's improved fleet-wide safety and management systems has now begun. In May, 1996, the Company completed a full year, fleet-wide, without a lost-time accident. The Company's employees throughout our operations are to be commended for this achievement and for their commitment to safe operations. We would also like to recognize our employees for their efforts and contributions to the Company's progress during our third quarter.




                                          /s/ John R. Irwin
                                          JOHN R. IRWIN
                                          President

                    ATWOOD OCEANICS, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION




Item 6.  Reports on Form 8-K.

      On July 9, 1996, the Company filed a Form 8-K related to the June 24, 1996 announcement that it executed a term contract with British-Borneo Petroleum, Inc. for the ATWOOD HUNTER to conduct drilling operations under a firm two years plus option program. This contract will require the Company to incur expenditures of approximately $40 million to upgrade the rig for operating in water depths up to 3,500 feet, and to relocate the rig from Southeast Asia to the Gulf of Mexico.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         ATWOOD OCEANICS, INC.
                                                            (Registrant)




Date: 8/7/96
                                                    /s/ James M. Holland
                                                    James M. Holland
                                                    Senior Vice President
                                                    and Chief Accounting
                                                            Officer