Form 10-K
period 1996-09-30
ATWOOD OCEANICS INC
filed 1996-12-23
CIK 8411

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                ----------------

                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1996
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

                                   -----------

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  281-492-2929

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, $1 PAR VALUE
                                (TITLE OF CLASS)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrants as of November 30, 1996 is $283,300,000.

The number of shares outstanding of the issuer's class of Common Stock, as of November 30, 1996: 6,704,938 shares of Common Stock, $1 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 1996 - Referenced in Parts I, II and IV of this report.
(2) Proxy Statement for Annual Meeting of Shareholders to be held February 13, 1997 - Referenced in Part III of this report.

================================================================================

                                     PART I
ITEM  1.    BUSINESS

      Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company" or "Registrant", unless the context requires otherwise), a corporation organized in 1968 under the laws of the State of Texas, is engaged in contract drilling of exploratory and development oil and gas wells in offshore areas and related support, management and consulting services. The Company currently owns (i) three "third-generation" semisubmersibles, one "second-generation" semisubmersible,one jack-up, one "second-generation" semisubmersible tender-assist rig, one submersible, and one modular, self-contained platform rig, and (ii) a fifty percent interest in a new generation platform rig. The Company also provides labor, supervisory and consulting services to two operator owned platform rigs in Australia.

      In recent times, activity in the contract drilling industry has significantly improved, especially for mobile drilling rigs that can operate in deep water. For the last three years, the Company has maintained 99 percent utilization of its drilling equipment, resulting in three consecutive years of improved profitability.

      To date, most of the Company's drilling operations have been conducted outside United States waters. Approximately 92 to 93 percent of the Company's contract revenues were derived from foreign operations in each of the last three fiscal years. The Company is currently involved in active operations in the territorial waters of Australia, Malaysia, Equatorial Guinea, United States and the Malaysia/Thailand Joint Development Area. At the present time, the submersible "RICHMOND" is the Company's only drilling vessel located in United States waters; however, the "ATWOOD HUNTER", a "third-generation" semisubmersible, will be relocated to the United States Gulf of Mexico in mid-1997. For information relating to the revenues, profitability and identifiable assets attributable to specific geographic areas of operations, see
Note 11 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1996, incorporated by reference herein.

OFFSHORE DRILLING EQUIPMENT

      The Company's diversified fleet of owned or operated drilling rigs currently consists of four semisubmersibles, one jack-up, one semisubmersible tender assist vessel, one submersible, and four modular, self-contained platform rigs. Each type of drilling rig is designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs owned or operated by the Company illustrate the diversified range of application of the rig fleet.

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

      A jack-up drilling unit contains all of the drilling equipment on a single hull designed to be towed to the well site. Once on location, legs are lowered to the sea floor and the unit is raised out of the water by jacking up on these legs. On completion of the well, the unit is jacked down, and towed to the next location. A jack-up drilling unit can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in as deep water as other units.

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

DRILLING CONTRACTS

      The contracts under which the Company operates its vessels are obtained either through individual negotiations with the customer or by submitting proposals in competition with other contractors and vary in their terms and conditions. The initial term of contracts for the Company's owned and/or operated vessels has ranged from the length of time necessary to drill one well to several months and is generally subject to early termination in the event of a total loss of the drilling vessel, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions at the option of the customer. As a result of improved market conditions, contracts with a term of one year or longer are now being awarded. However, there is no guarantee that the current trend of awarding long-term contracts will continue.

      The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, equipment and services provided, the areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond the control of the Company. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profit. An over-supply of drilling rigs in any market area can adversely affect the Company's ability to employ its drilling vessels. In fiscal 1996, the Company maintained 100 percent utilization of its drilling equipment placed in service. Based upon current contract commitments, the Company should maintain a high level of equipment utilization in fiscal 1997; however, there is no guarantee that the Company will not experience some equipment idle time in fiscal 1997.

      For long moves of drilling equipment, the Company attempts to obtain either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. A surplus of certain types of units, either worldwide or in particular operating areas, can result in the Company's acceptance of a contract which provides only partial or no recovery of relocation costs. As a result of improved market conditions, in recent times, the Company has received full recovery of relocation costs; however, there is no guarantee that this trend will continue.

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

ENVIRONMENTAL PROTECTION

      Under the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990, operators of vessels in navigable United States waters and certain offshore areas are liable to the United States government for the costs of removing oil and certain other pollutants for which they may be held responsible, subject to certain limitations, and must establish financial responsibility to cover such liability. The Company has taken all steps necessary to comply with this law, and has received a Certificate of Financial Responsibility (Water Pollution) from the U.S. Coast Guard. The Company's operations in United States waters are also subject to various other environmental regulations regarding pollution and control thereof, and the Company has taken steps to ensure compliance therewith.

CUSTOMERS

      During fiscal year 1996, the Company performed operations for 10 customers. Because of the relatively limited number of customers for which the Company can operate at any given time, sales to each of 3 different customers amounted to 10% or more of the Company's fiscal 1996 revenues. Esso Australia Limited/Esso Production Malaysia, Inc., Carigali-Triton Operating Company Sdn Bhd. and Mobil Equatorial Guinea Inc. accounted for 32%, 14% and 11%, respectively, of fiscal year 1996 revenues. The Company's business operations are subject to the risks associated with a business having a limited number of customers for its products or services, and a decrease in the drilling programs of these customers in the areas where they employ the Company may adversely affect the Company's revenues.

COMPETITION

      The Company competes with numerous other drilling contractors, most of which are substantially larger than the Company and possess appreciably greater financial and other resources. Although recent business combinations among drilling companies have resulted in a decrease in the total number of competitors, the drilling industry remains competitive, with no one drilling contractor being dominant. Thus, there continues to be competition in securing available drilling contracts.

      Price competition is generally the most important factor in the drilling industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers is also important. Other competitive factors include work force experience, rig suitability, efficiency, condition of equipment, reputation and customer relations. The Company believes that it competes favorably with respect to these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition usually occurs on a regional basis and, although drilling rigs are mobile and can be moved from one region to another in response to increased demand, an oversupply of rigs in any region may result. Demand for drilling equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, by general economic conditions, by prices of oil and gas, and from time to time by political considerations and policies.

FOREIGN OPERATIONS

      The operations of the Company are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors, including risks of expropriation, nationalization, foreign exchange restrictions, foreign taxation, changing conditions and foreign and domestic monetary policies. Generally, the Company purchases insurance to protect against some or all loss due to events of political risk such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, regulations affecting production, regulations restricting the importation of foreign petroleum, environmental regulations and regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 11 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1996, incorporated herein by reference, for a summary of contract revenues, operating income and identifiable assets by geographic region.

EMPLOYEES

      The Company currently employs approximately 650 persons in its domestic and worldwide operations. In connection with its foreign drilling operations, the Company has often been required by the host country to hire substantial portions of its work force in that country, and in some cases, these employees may be represented by foreign unions. To date, the Company has experienced little difficulty in complying with such requirements, and the Company's drilling operations have not been significantly interrupted by strikes or work stoppages.

ITEM 2.  PROPERTIES

      Information regarding the location and general character of the Company's principal assets may be found in the schedule with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 1996, which is incorporated by reference herein.


      Effective December 31, 1994, the Company acquired the remaining 50 percent interest in the ATWOOD FALCON, ATWOOD HUNTER and ATWOOD EAGLE (third-generation semisubmersibles), resulting in the Company's sole ownership of these units. In fiscal year 1994, the Company also increased its rig fleet with the addition of the ATWOOD SOUTHERN CROSS, a semisubmersible built in 1976. During fiscal year 1995, construction of RIG-200 (a new generation platform rig of which the Company has 50 percent ownership) was completed. For more information concerning these events, see Note 4 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1996, incorporated by reference herein.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      During the fourth quarter of fiscal 1996, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

      As of September 30, 1996, there were over 400 beneficial owners of the Company's common stock.

      The Company did not pay cash dividends in fiscal years 1995 or 1996 and the Company does not anticipate paying cash dividends in the foreseeable future because of the capital intensive nature of its business. To enable the company to maintain its high competitive profile in the industry, cash reserves will be utilized, at the appropriate time, to upgrade existing equipment or to acquire additional equipment.

      Market information concerning the Company's common stock may be found under the caption heading "Stock Price Information" in the Company's Annual Report to Shareholders for fiscal 1996, which is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

      Information required by this item may be found under the caption "Five Year Financial Review" in the Company's Annual Report to Shareholders for fiscal 1996, which is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1996, which is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1996, which is incorporated by reference herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 1997, to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 1997, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 1997, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 1997, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

            (a)  FINANCIAL STATEMENTS AND EXHIBITS

                 1.  FINANCIAL STATEMENTS

      The following financial statements, together with the report of Arthur Andersen LLP dated November 15, 1996 appearing in the Company's Annual Report to Shareholders, are incorporated by reference herein:

          Consolidated Balance Sheets dated September 30, 1996 and 1995

          Consolidated Statements of Operations for each of the three years in the period ended September 30, 1996

          Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1996

          Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 1996

          Report of Independent Public Accountants

          Notes to Consolidated Financial Statements

                   2.  EXHIBITS

      See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.

                  3.  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

      Atwood Oceanics, Inc. 1981 Incentive Stock Option Plan - See Exhibit 10.1 hereof.

      Atwood Oceanics, Inc. 1990 Stock Option Plan - See Exhibit 10.2 hereof.

      Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of May 8, 1996 - See Exhibit 10.8 hereof.

      Executive Agreement dated as of May 8, 1996 between the Company and John
            R. Irwin - See Exhibit 10.9.1.

      Executive Agreement dated as of May 8, 1996 between the Company and James
            M. Holland - See Exhibit 10.9.2.

      Executive Agreement dated as of May 8, 1996 between the Company and Glen
            P. Kelley - See Exhibit 10.9.3.

      Executive Agreement dated as of May 8, 1996 between the Company and Larry
            P. Till - See Exhibit 10.9.4.

      (b)  REPORTS ON FORM 8-K

            During the last quarter of fiscal 1996, the Company filed with the Securities and Exchange Commission a report on Form 8-K dated June 24, 1996 concerning the award of a firm two year plus option contract from British-Borneo Petroleum, Inc. for use of the ATWOOD HUNTER.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ATWOOD OCEANICS, INC.

/s/ JOHN R. IRWIN                                 /s/ JAMES M. HOLLAND
    JOHN R. IRWIN, President                          JAMES M. HOLLAND,
(Principal Executive Officer)                      Senior Vice President
                                                  (Principal Financial and
                                                     Accounting Officer)
Date:  5 December 1996                            Date:  5 December 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ROBERT W. BURGESS                             /s/ GEORGE S. DOTSON
    ROBERT W. BURGESS,                                GEORGE S. DOTSON,
       Director                                            Director
Date:  5 December 1996                            Date:  5 December 1996

/s/ HANS HELMERICH                                /s/ WILLIAM J. MORRISSEY
    HANS HELMERICH,                                   WILLIAM J. MORRISSEY,
       Director                                             Director
Date:  5 December 1996                            Date:  5 December 1996

                                  EXHIBIT INDEX

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

          10.4.1 Second Amended and Restated Master Loan Restructuring Agreement dated as of March 31, 1995 between Atwood Deep Seas, Ltd.; Texas Commerce Bank, National Association; CoMac Partners and Chemical Bank (Incorporated herein by reference to Exhibit 10.4.1 of the Company's Form 10-K for the year ended September 30, 1995).

          10.4.2 First Amendment to Second Amended and Restated Master Loan Restructuring Agreement dated as of November 28, 1995 between Atwood Deep Seas, Ltd.; Texas Commerce Bank, National Association; CoMac Partners and Chemical Bank (Incorporated herein by reference to Exhibit 10.4.2 of the Company's Form 10-K for the year ended September 30, 1995).

          10.5 Asset Purchase Agreement dated February 14, 1995, effective as of December 31, 1994 between Atwood Falcon I, Ltd. and Atwood Oceanics Pacific Limited (Incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended September 30, 1995).

          10.6 Purchase and Sale Agreement dated February 14, 1995, effective as of December 31, 1994 among Philadelphia Investment Corporation of Delaware, Philadelphia Falcon Drilling Corporation, Philadelphia Drilling Company, Atwood Oceanics Drilling Company, the Company, Atwood Falcon Co., Atwood Hunter Co., Eagle Oceanics, Inc., Atwood Falcon I, Ltd. and Atwood Deep Seas, Ltd. (Incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended September 30, 1994).

          10.7 Drilling Contract dated June 20, 1996 between the Company and British-Borneo Petroleum, Inc. for use of the ATWOOD HUNTER (Incorporated herein by reference to the Company's Form 8-K dated June 24, 1996).

         *10.8 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of May 8, 1996

         *10.9.1 Executive Agreement dated as of May 8, 1996, between the Company and John R. Irwin

         *10.9.2 Executive Agreement dated as of May 8, 1996 between the Company and James M. Holland

         *10.9.3 Executive Agreement dated as of May 8, 1996 between the Company and Glen P. Kelley

         *10.9.4 Executive Agreement dated as of May 8, 1996 between the Company and Larry P. Till

         *13.1      Annual Report to Shareholders

         *21.1      List of Subsidiaries

         *23.1      Consent of Independent Public Accountants

         *27.1      Financial Data Schedule

          *Filed herewith