Form 10-Q
period 1996-12-31
ATWOOD OCEANICS INC
filed 1997-02-07
CIK 8411

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                ________________

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1996
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


               Registrant's telephone number, including area code:
                                  281-492-2929

                                 _______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996 6,710,413 shares of Common Stock $1 par value

===============================================================================

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

     The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of December 31, 1996 and September 30, 1996, and the results of its operations and cash flows for the three months ended December 31, 1996 and 1995, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1996 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     December 31,  September 30,
                                                         1996         1996
                                                            (In thousands)

ASSETS

  CURRENT ASSETS:
         Cash and cash equivalents                      $ 17,412    $ 17,565
         Accounts receivable                              18,547      16,687
         Inventories of materials and supplies,
              at lower of average cost or market           5,933       5,454
         Deferred tax assets                               1,510       1,510
         Prepaid expenses                                  2,282       2,954

                  Total Current Assets                    45,684      44,170

  SECURITIES HELD FOR INVESTMENT:
         Held-to-maturity, at amortized cost              22,577      22,576
         Available-for-sale, at fair value                   351         351
                                                          22,928      22,927

  PROPERTY AND EQUIPMENT:
         Drilling vessels, equipment and drill pipe      198,057     191,801
         Other                                             4,882       4,810
                                                         202,939     196,611
            Less-accumulated depreciation                107,635     105,487
            Net Property and Equipment                    95,304      91,124

  DEFERRED COSTS AND OTHER ASSETS                            752       1,088

                                                        $164,668    $159,309

See accompanying notes to financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                 December 31,    September 30,
                                                                     1996          1996
                                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Estimated current maturities of long-term notes payable ....   $  22,750    $   7,933
   Accounts payable ...........................................       3,220        2,615
   Accrued liabilities ........................................       8,902        7,471

       Total Current Liabilities ..............................      34,872       18,019

LONG-TERM NOTES PAYABLE, net of estimated current maturities ..       8,040       26,540


DEFERRED CREDITS:
   Income taxes ...............................................       2,287        2,289
   Other ......................................................       9,747        6,907
                                                                     12,034        9,196

  SHAREHOLDERS' EQUITY:
   Preferred stock, no par value;
     1,000,000 shares authorized, none outstanding ............        --           --
   Common stock, $1 par value;
     10,000,000 share authorized with 6,710,000 and 6,691,000
     shares issued and outstanding ............................       6,710        6,691
   Paid-in capital ............................................      55,698       55,470
   Net unrealized holding loss on available-for-sale securities        (137)        (139)
   Retained earnings ..........................................      47,451       43,532

       Total Shareholders' Equity .............................     109,722      105,554

                                                                  $ 164,668    $ 159,309



See accompanying notes to financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                     1996                1995

                                                      (In thousands except per
                                                            share amounts)

REVENUES:
         Contract drilling                       $ 21,667              $ 17,943
         Contract management                          426                   195

                                                   22,093                18,138

COSTS AND EXPENSES:
         Contract drilling                         12,406                12,888
         Contract management                          254                   146
         Depreciation                               2,302                 2,635
         General and administrative                 1,511                 1,060

                                                   16,473                16,729

OPERATING INCOME                                    5,620                 1,409

OTHER INCOME (EXPENSE)
         Interest expense                           (532)                 (690)
         Interest income                              646                   589
                                                      114                 (101)

INCOME BEFORE INCOME TAXES                          5,734                 1,308

PROVISION FOR INCOME TAXES                          1,815                   646

NET INCOME                                       $  3,919              $    662

EARNINGS PER COMMON SHARE                        $    .58              $    .10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                         6,707                 6,632





See accompanying notes to financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Three Months Ended
                                                              December 31,
                                                            1996      1995
                                                             (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                               $3,919   $   662
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
         Depreciation                                       2,302     2,635
         Amortization of deferred costs                       287       149
  Changes in assets and liabilities:
         Increase in accounts receivable                  (1,860)     (878)
         Increase (decrease) in accounts payable              605     (333)
         Increase in accrued liabilities                    1,431       888
         Deferred mobilization revenues                     4,500     3,000
         Other                                            (1,523)     1,166
            Total adjustments                               5,742     6,627
            Net cash provided by operating activities       9,661     7,289
CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures                             (6,000)     (651)
         Investment in RIG-200                              (378)   (1,474)
           Net cash used by investing activities          (6,378)   (2,125)
CASH FLOW FROM FINANCING ACTIVITIES:
         Proceeds from exercises of stock options             247        83
         Principal payments on long-term notes payable    (3,683)   (1,500)
         Payment on short-term note payable                   ---     (500)
             Net Cash used by financing activities        (3,436)   (1,917)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (153)     3,247
CASH AND CASH EQUIVALENTS, at beginning of period          17,565    11,984
CASH AND CASH EQUIVALENTS, at end of period               $17,412   $15,231


Supplemental disclosure of cash flow information:
         Cash paid during the quarter for domestic
           and foreign income tax                        $    ---  $    ---
         Cash paid during the quarter for interest       $    659  $    738

See accompanying notes to financial statements

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In January 1997, the Company executed a drilling contract for the ATWOOD SOUTHERN CROSS which requires substantial refurbishment and upgrade of the rig. The Company has previously committed to purchase $5 million of long lead-time equipment for such an upgrade and will incur approximately $20 million of additional costs to complete the refurbishment and upgrade. Management estimates that this rig will commence drilling operations in Australia in late fiscal 1997 or early fiscal 1998.

2. In conjunction with the upgrade of the ATWOOD HUNTER, the bank group which holds a mortgage lien on the rig has agreed to provide a waiver of the annual capital expenditures limit for fiscal 1997, along with some other amendments to the loan documents; while the Company has agreed to reduce the outstanding loan amount through a $10 million prepayment, in addition to the quarterly and excess cash flow payment requirements. For the calendar year 1997, the Company estimates payments to the bank group will total $22 million, and, accordingly, such amount has been included in current maturities of long-term notes payable at December 31, 1996. In addition, the Company has agreed to guaranty $3 million of the outstanding balance of such bank debt.

3. In December 1996, the Company increased its short-term line-of-credit from a bank from $10 million to $30 million, secured by the pledge of all of the Company's United States treasury bonds.

4. On February 4, 1997, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission with respect to a public offering by the Company of 1,500,000 shares of common stock. The net proceeds from the Offering will be used by the Company to reduce bank debt and to provide funding for various planned capital expenditures projects, including the ATWOOD HUNTER upgrade and the ATWOOD SOUTHERN CROSS refurbishment and upgrade, and for general corporate purposes.

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     During the first quarter of fiscal 1997, the Company continued to maintain 100% utilization of its drilling equipment. Contract revenues, earnings before interest expense, taxes and depreciation and net income for the three months ended December 31, 1996 increased 22%, 85% and 492%, respectively, compared to the three months ended December 31, 1995. This improvement in operating results reflects the impact of dayrate increases on several of the Company's mobile rigs which occurred during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997, coupled with the commencement of dayrate revenues in January 1996 on RIG-200. A comparative analysis of contract revenues is as follows:



                                         CONTRACT REVENUES
                 --------------------------------------------------
                    First Quarter    First Quarter
                      Fiscal 1997      Fiscal 1996       Variance
                 ------------------ ----------------  -------------

                                      (In millions)

ATWOOD FALCON             $ 4.2            $ 2.5          $ 1.7
ATWOOD HUNTER               3.5              2.5            1.0
ATWOOD EAGLE                4.7              3.9            0.8
RIG-200                     0.4              0.0            0.4
SEAHAWK                     2.8              2.7            0.1
VICKSBURG                   1.3              1.3            0.0
RIG-19                      0.9              1.9          (1.0)
RICHMOND                    2.0              1.3            0.7
GOODWYN 'A'                 1.9              1.8            0.1
NORTH RANKIN 'A'            0.4              0.2            0.2
                 ------------------ ------------      ---------

                          $22.1            $18.1          $ 4.0
                 ================== ================  =============


     The increase in revenues for the ATWOOD FALCON was due to an increase of approximately 60% in the contract dayrates during the quarter ended September 30, 1996. The increase in revenues for the ATWOOD HUNTER was also due to higher dayrates. The ATWOOD HUNTER completed its work in Malaysia in December 1996 and was mobilized to Singapore to undergo a substantial upgrade. No income or expense associated with the ATWOOD HUNTER will be recognized during the second and third quarters of fiscal 1997 while the upgrade is in process. During fiscal 1996, the ATWOOD EAGLE was relocated from Australia to Equatorial Guinea with an approximate 25% increase in contract dayrate. The delivery of RIG-200 to Australia was completed in November 1996. RIG-200 was installed on the offshore platform in November and December, 1996 and commenced drilling operations in January 1997. Commencing in January 1997, net realized mobilization income (approximately $3 million) will be amortized over the estimated contract term of five years. Relatively long-term, stable contracts for the SEAHAWK and VICKSBURG continue to provide consistency to these operations. During the December 31, 1996 quarter, RIG-19 was relocated to a new platform, which caused revenues to decline as no revenues or expenses were recognized during the relocation period. The Company's only current United States operation, the RICHMOND, continues to experience an increase in dayrate revenues. The increase in NORTH RANKIN 'A' revenues was due to an increase in labor services provided to the rig.

     Contract drilling and management costs were $12.7 million for the first quarter of fiscal 1997 compared to $13.0 million for the first quarter of fiscal 1996. This decline in operating costs was primarily attributable to lower operating costs for RIG-19 and the ATWOOD EAGLE. An analysis of contract drilling and management costs by rig is as follows:

                               CONTRACT DRILLING AND MANAGEMENT COSTS
                      -------------------------------------------------

                      First Quarter       First Quarter
                       Fiscal 1997         Fiscal 1996       Variance
                      ---------------   ----------------- -------------

                                        (In millions)

ATWOOD FALCON               $ 1.7               $ 1.7         $ 0.0
ATWOOD HUNTER                 1.9                 1.8           0.1
ATWOOD EAGLE                  2.5                 2.9         (0.4)
RIG-200                       0.0                 0.0           0.0
SEAHAWK                       1.7                 1.6           0.1
VICKSBURG                     0.8                 0.8           0.0
RIG-19                        0.8                 1.4         (0.6)
RICHMOND                      1.3                 1.1           0.2
GOODWYN 'A'                   1.5                 1.4           0.1
NORTH RANKIN 'A'              0.2                 0.1           0.1
OTHER                         0.3                 0.2           0.1
                      ---------------   ----------------- -------------

                            $12.7               $13.0        $(0.3)
                      ===============   ================= =============


     The increases in operating costs for the ATWOOD HUNTER, SEAHAWK, RICHMOND, GOODWYN 'A' and NORTH RANKIN 'A' were due primarily to increases in payroll related costs. The reduction in operating costs for the ATWOOD EAGLE's was attributable to the rig working in Equatorial Guinea where labor costs are lower than in Australia. The relocation of RIG-19 to a new platform during the first quarter of fiscal 1997 accounted for its reduction in costs, as no revenues or costs are recognized during the relocation period.

         An analysis of depreciation expense by rig is as follows:



                               DEPRECIATION EXPENSE
                   --------------------------------------

                     First Quarter        First Quarter
                       Fiscal 1997          Fiscal 1996
                   -----------------     ----------------

                    (In millions)

ATWOOD FALCON              $ 0.7                $ 0.7
ATWOOD HUNTER                0.3                  0.4
ATWOOD EAGLE                 0.5                  0.5
RIG-200                      0.0                  0.0
SEAHAWK                      0.5                  0.5
VICKSBURG                    0.0                  0.0
RIG-19                       0.1                  0.3
RICHMOND                     0.1                  0.1
OTHER                        0.1                  0.1
                   -----------------
                                         ----------------
                            $2.3                 $2.6
                   =================     ================

     The reduction in depreciation expense for the ATWOOD HUNTER was a result of moving the rig into the shipyard in December 1996 for upgrade. While undergoing upgrade (estimated to take six to seven months) no depreciation expense is recognized on the rig. Depreciation of RIG-200 will commence with the start-up of its drilling operation in January 1997.

     General and administrative expense increased 43% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. This increase was attributable to increases in payroll related costs and professional fees. As a result of a reduction in outstanding long-term debt, interest expense has declined. Due to an increase in profitability and a reduction in tax attributes, current United States taxation is expected to be higher in fiscal 1997 compared to fiscal 1996, which accounted for the increase in the provision for income taxes.

     A summary of the contract status of each of the Company's wholly or partially owned drilling rigs as of January 31, 1997 is as follows:




NAME OF RIG   LOCATION                          CONTRACT STATUS

ATWOOD        Thailand/Malaysia    Term contract (estimated completion November 1997).  Upon
FALCON        Joint Development    completion of the current drilling program, the rig will be
              Area                 mobilized to the Philippines to commence drilling under a
                                   contract for two wells, plus an option (which may be
                                   exercised on or before June 30, 1997) for three years of
                                   drilling operations in up to 3,500 feet of water in the
                                   Philippines' South China Sea.

ATWOOD        Singapore            Being upgraded to operate in up to 3,500 feet of water in the
HUNTER                             Gulf of Mexico (estimated commencement of drilling
                                   operations in July or August 1997).

ATWOOD        Equatorial Guinea    Under contract until May 1997 with two six-months options.
EAGLE

RIG-200       Australia            Term contract (minimum duration of two-years from January
                                   1997).

SEAHAWK       Malaysia             Term contract (estimated completion September 1997).

VICKSBURG     Australia            Under contract until January 1998, subject to early
                                   termination under certain circumstances.

RIG-19        Australia            Term contract (estimated drilling work of between 9 and 12 months from January 1997).

RICHMOND      United States        Term contract (estimated completion February 1997).
                                     Following completion of the current contract, the rig will commence drilling operations for three firm wells, plus three option wells (estimated completion July 1997).

ATWOOD        Australia            Being refurbished and upgraded to operate in up to 2,000 feet
SOUTHERN                             of water in Australia (estimated commencement of drilling
CROSS                                operations in late fiscal 1997 or early fiscal 1998).


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had outstanding bank debt of $29.3 million all of which was borrowed by a subsidiary of the Company which owns the ATWOOD HUNTER and the ATWOOD EAGLE. The debt is secured by preferred mortgages on the ATWOOD HUNTER and ATWOOD EAGLE, and the loan documents restrict the amount of capital expenditures that can be incurred in any given year on these rigs. The estimated capital expenditures to be incurred in fiscal 1997 to upgrade the ATWOOD HUNTER to enable the rig to perform under its three year contract with British-Borneo Petroleum Inc. will significantly exceed the annual limit. On February 3, 1997, the bank group agreed to waive the annual capital expenditures limit for 1997 and the Company reduced the outstanding loan balances through a $10 million prepayment and agreed to guaranty $3 million of the outstanding balance. The Company estimates that excess cash flows during the 1997 calendar year will require $9 million in principal payments, in addition to regular quarterly payments of $750,000. The remaining balance of the facility is due in March 1998.

     The Company obtained an additional $30 million short-term line of credit with a bank that is secured by the pledge of all the Company's United States treasury bonds. The Company borrowed $5 million under this facility in February 1997 to finance a portion of the prepayment to the other bank group. Additional borrowings under this facility may be used to fund principal payments to the bank group and to fund equipment upgrades.

     In January 1997, the Company executed a drilling contract for the ATWOOD SOUTHERN CROSS which requires substantial refurbishment and upgrade of the rig. The Company has previously committed to purchase $5 million of long lead- time equipment for such an upgrade and will incur approximately $20 million of additional costs to complete the refurbishment and upgrade. Management estimates that this rig will not commence drilling operations in Australia until late fiscal 1997 or early fiscal 1998.

     Following completion of the ATWOOD FALCON's current contract (estimated November 1997), the rig will be mobilized to the Philippines to commence operations under a contract which provides for drilling of two initial wells
(estimated 90 days duration), with an option (which may be exercised on or before June 30, 1997) for three years of drilling operations in up to 3,500 feet of water in the Philippines' South China Sea. In the event the option is exercised, the rig will be transported to a shipyard following completion of the initial two well program to undergo an upgrade at a cost of approximately $50 million, which will be partially offset by a $10 million mobilization fee. Management estimates that the upgrade and mobilization will take six to seven months to complete.

     On February 4, 1997, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission with respect to a public offering by the Company of 1,500,000 shares of common stock. The Company believes that cash on hand, borrowings under its new credit facility and the proceeds of the Offering will be sufficient to fund its planned rig upgrades and other capital expenditures during 1997. The Company would expect to finance additional upgrade expenditures through a combination of operating cash flow, equity or debt financings or a sale of investment securities. The Company continues to periodically review and adjust its planned capital expenditures in light of current conditions.

                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 5.    OTHER INFORMATION


TO OUR SHAREHOLDERS AND EMPLOYEES

     The Company commenced fiscal year 1997 with a continuing positive trend in its financial results and activities. Net income for the first quarter of fiscal year 1997 increased $3.3 million (492%) compared to the first quarter of fiscal year 1996. This improvement in financial performance reflects the impact of increased dayrates realized by the Company on several of its rigs during the second half of calendar 1996. Based upon current contract commitments, the Company anticipates a high level of equipment utilization for fiscal 1997.

     In January 1997, the Company executed a one hundred seventy-five (175) day contract for the ATWOOD SOUTHERN CROSS ("SOUTHERN CROSS") for work in Australia. Following water depth upgrade, enhancement and refurbishment, the SOUTHERN CROSS is currently expected to commence operation in late fiscal 1997 or early fiscal 1998. The Company remains optimistic about ongoing opportunities for the SOUTHERN CROSS in 1998 following this initial contract commitment.

     In October 1996, the ATWOOD HUNTER ("HUNTER") completed a fifty well contract in Malaysia (commenced in April 1993) and, after drilling one well for another operator, moved to a Singapore shipyard in December 1996 to commence upgrade to operate in up to 3500 feet of water in the U.S. Gulf of Mexico. To date, drydocking and other upgrade work in Singapore has proceeded on schedule. The HUNTER is scheduled to be dry transported to the U.S. Gulf of Mexico during the Company's third fiscal quarter for completion of upgrade and enhancement. The HUNTER should commence its three year contract in the Company's fourth fiscal quarter.

     The ATWOOD FALCON, ATWOOD EAGLE and VICKSBURG are being bid for ongoing and upgrade opportunities commencing after current contract commitments. With world dayrates for semisubmersibles and jack-ups having increased, there remains further upside potential for these rigs based on future contract expirations and upgrade possibilities. Prevailing dayrates have, in certain instances, increased beyond existing operating dayrates and daily margins for these units.

     In January 1997, RIG-19 completed an inter-platform move and RIG-200 completed its initial offshore platform installation, with drilling operations commencing for both operations. RIG-200 is the Company's newest state-of-the-art rig owned in a 50%/50% joint venture with Helmerich Payne International Drilling Co. and operated by an Atwood Oceanics affiliate.

     Progress was again made during the quarter in the continuing development of the Company's fleet-wide safety and quality management systems. Our first quarter of fiscal year 1997 has been busy and productive for the Company and its employees.

                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          10.1 Limited Waiver and Consent effective as of October 1, 1996 between Atwood Deep Seas, Ltd., Texas Commerce Bank, National Association, Comac Partners and The Chase Manhattan Bank

          10.2 Limited Guaranty dated as of October 1, 1996 by the Company in favor of The Chase Manhattan Bank, as agent

          10.3 Letter dated December 3, 1996 from Liberty Bank & Trust Company of Oklahoma City, N.A. evidencing a credit facility

          99.1 Press Release dated February 4, 1997

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ATWOOD OCEANICS, INC.
                                                   (Registrant)




Date:  February 6, 1997                       s/JAMES M. HOLLAND
                                              James M. Holland
                                         and Chief Accounting Officer

                                                              PAGE 15
                                                            EXHIBIT INDEX


10.1 Limited Waiver and Consent effective as of October 1, 1996 between Atwood Deep Seas, Ltd., Texas Commerce Bank, National Association, Comac Partners and The Chase Manhattan Bank

10.2 Limited Guaranty dated as of October 1, 1996 by the Company in favor of The Chase Manhattan Bank, as agent

10.3 Letter dated December 3, 1996 from Liberty Bank & Trust Company of Oklahoma City, N. A. evidencing a credit facility

99.1 Press Release dated February 4, 1997