Form 10-Q
period 1997-03-31
ATWOOD OCEANICS INC
filed 1997-05-15
CIK 8411

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                ----------------

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1997
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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No


Number of outstanding shares of Common Stock, $1 par value, as of March 31, 1997: 6,740,763.

===============================================================================

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

         The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997 and September 30, 1996, and the results of its operations for the three months and six months ended March 31, 1997 and 1996, respectively, and the statements of cash flows for the six months then ended. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1996 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    March 31,     September 30,
                                                       1997           1996

                                                          (In thousands)

ASSETS

  CURRENT ASSETS:
         Cash and cash equivalents                    $ 13,075    $ 17,565
         Accounts receivable                            15,404      16,687
         Inventories of materials and supplies,
              at lower of average cost or market         6,338       5,454
         Deferred tax assets                             1,510       1,510
         Prepaid expenses                                1,283       2,954
                                                      --------    --------

                  Total Current Assets                  37,610      44,170
                                                      --------    --------

  SECURITIES HELD FOR INVESTMENT:
         Held to maturity, at amortized cost            22,579      22,576
         Available-for-sale, at fair value                 369         351
                                                      --------    --------
                                                        22,948      22,927
                                                      --------    --------

  PROPERTY AND EQUIPMENT:
         Drilling vessels, equipment and drill pipe    206,491     191,801
         Other                                           5,044       4,810
                                                      --------    --------
                                                       211,535     196,611
         Less-accumulated depreciation                 109,860     105,487
                                                      --------    --------

             Net Property and Equipment                101,675      91,124
                                                      --------    --------

  DEFERRED COSTS AND OTHER ASSETS                          741       1,088
                                                      --------    --------

                                                      $162,974    $159,309
                                                      ========    ========



         The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                               March 31,    September 30,
                                                 1997           1996
                                                    (In thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:
       Estimated current maturities
         of long-term notes payable ........   $  18,021    $   7,933
       Short-term note payable .............       5,000         --
         Accounts payable ..................       3,141        2,615
       Accrued liabilities .................       9,034        7,471
                                               ---------    ---------

                Total Current Liabilities ..      35,196       18,019
                                               ---------    ---------

LONG-TERM NOTES PAYABLE,
       net of estimated current maturities .         750       26,540
                                               ---------    ---------

DEFERRED CREDITS:
       Income taxes ........................       2,293        2,289
       Other ...............................      11,518        6,907
                                               ---------    ---------
                                                  13,811        9,196
                                               ---------    ---------

SHAREHOLDERS' EQUITY:
       Preferred stock, no par value;
            1,000,000 shares authorized,
            none outstanding ...............        --           --
       Common stock, $1 par value;
            10,000,000 share authorized
            with 6,740,000 and 6,691,000
            shares issued and outstanding
            as of March 31, 1997 and .......       6,691
            September 30, 1996, respectively       6,740       55,470
       Paid-in capital .....................      56,036         (139)
       Net unrealized holding loss on
             available-for-sale securities .        (124)      43,532
                                                            ---------
       Retained earnings ...................      50,565
                                                            ---------

            Total Shareholders' Equity .....     113,217      105,554
                                               ---------    ---------

                                              $ 162,974     $ 159,309
                                              =========     =========
         The accompanying notes are an integral part of these consolidated finanical statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                       Three Months Ended   Six Months Ended
                                             March 31,            March 31,

                                       1997      1996        1997        1996
                                      (In thousands except  (In thousands except
                                        per share amounts)    per share amounts)

REVENUES:
         Contract drilling            $ 20,247  $ 18,878    $ 41,914    $ 36,821
         Contract management               558       208         984         403
                                      --------  --------    --------    --------

                                        20,805    19,086      42,898      37,224
                                      --------  --------    --------    --------

COSTS AND EXPENSES:
         Contract drilling              11,767    12,901      24,173      25,789
         Contract management               211       149         465         295
         Depreciation                    2,410     2,433       4,712       5,068
         General and administrative      1,693     1,294       3,204       2,354
                                      --------  --------    --------    --------

                                        16,081    16,777      32,554      33,506
                                      --------  --------    --------    --------

OPERATING INCOME                         4,724     2,309      10,344       3,718
                                      --------  --------   ---------    --------

OTHER INCOME (EXPENSE)
         Interest expense                (199)     (619)       (731)     (1,309)
         Interest income                   592       591       1,238       1,180
                                      --------  --------    --------    --------
                                           393      (28)         507       (129)
                                      -------- --------     --------   --------

INCOME BEFORE INCOME TAXES               5,117     2,281      10,851       3,589

PROVISION FOR INCOME TAXES               2,003       950       3,818       1,596
                                      --------  --------    --------    --------

NET INCOME                            $  3,114  $  1,331    $  7,033    $  1,993
                                      ========  ========    ========    ========

EARNINGS PER COMMON SHARE             $    .46  $    .20    $   1.04   $     .30
                                      ========  ========    ========   =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                       6,733     6,648       6,720       6,640
                                      ========  ========    ========   =========



         The accompanying notes are an integral part of these consolidated finanical statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                March 31,
                                                             1997         1996
                                                             ----         ----
                                                              (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                             $  7,033      $  1,993
                                                         --------      --------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
         Depreciation                                       4,712         5,068
         Amortization of deferred costs                       231           306
  Changes in assets and liabilities:
         Decrease (increase) in accounts receivable         1,283       (2,815)
         Increase (decrease) in accounts payable              526       (3,215)
         Increase in accrued liabilities                    1,563         1,406
         Deferred mobilization revenues                     6,938         3,000
         Other                                            (1,566)         1,069
                                                        --------       --------
            Total adjustments                              13,687         4,819
                                                         --------      --------
            Net cash provided by operating activities      20,720         6,812
                                                         --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures                            (14,597)       (1,336)
         Investment in RIG-200                              (526)       (2,264)
                                                        --------      --------
           Net cash used by investing activities         (15,123)       (3,600)
                                                        --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
         Principal payments on long-term notes payable   (15,702)       (2,250)
         Proceeds from exercises of stock options             615           518
         Proceeds (payment) from/on short-term
                  note payable                              5,000       (1,500)
                                                         --------     --------
             Net cash used by financing activities       (10,087)       (3,232)
                                                        --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (4,490)          (20)
CASH AND CASH EQUIVALENTS, at beginning of period          17,565        11,984
                                                         --------      --------
CASH AND CASH EQUIVALENTS, at end of period              $ 13,075      $ 11,964
                                                         ========      ========


Supplemental disclosure of cash flow information:
         Cash paid during the period for
                   domestic and foreign income tax       $  2,369     $    615
                                                         ========      ========
         Cash paid during the period for interest        $    852      $  1,383
                                                         ========      ========



         The accompanying notes are an integral part of these consolidated financial statements.


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In January 1997, the Company executed a drilling contract for the ATWOOD SOUTHERN CROSS which requires substantial refurbishment and upgrade of the rig. The Company has previously committed to purchase $5 million of long-lead time equipment for such an upgrade and will incur approximately $20 million of additional costs to complete the refurbishment and upgrade. Management estimates that this rig will commence drilling operations in Australia in late fiscal 1997 or early fiscal 1998.

2. In conjunction with the upgrade of the ATWOOD HUNTER, the bank group which holds a mortgage lien on the rig has provided a waiver of the annual capital expenditures limit for fiscal 1997, along with some other amendments to the loan documents, and the Company has reduced the outstanding loan amount through a $10 million prepayment, in addition to the quarterly and excess cash flow payment requirements. Since the bank group debt matures in March 1998, the total outstanding balance of $17.3 million has been included in current maturities of long-term notes payable at March 31, 1997. In addition, the Company has agreed to guaranty $3 million of the outstanding balance of such bank debt.

3. In December 1996, the Company increased its short-term line-of-credit from a bank from $10 million to $30 million, secured by the pledge of all of the Company's United States treasury bonds. At March 31, 1997, $5 million was borrowed under this facility.

4. On February 4, 1997, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission with respect to a public offering by the Company of 1,500,000 shares of common stock. However, in the opinion of management, the stock price range did not adequately reflect the value of the Company, and therefore, the public offering was subsequently withdrawn.

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in "Liquidity and Capital Resources" and elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.


RESULTS OF OPERATIONS

         Contract revenues increased $1.7 million and $5.7 million, respectively for the three months and six months periods ended March 31, 1997 compared to the same periods in fiscal 1996. The increase in revenues is primarily the result of dayrate increases on several of the Company's mobile rigs. A comparative analysis of contract revenues is as follows:

                                      CONTRACT REVENUES
                  ---------------------------------------------------------
                     Three Months Ended                Six Months Ended
                  ----------------------------   ---------------------------
                  March 31, March 31, Variance  March 31, March 31, Variance
                    1997     1996                 1997      1996
                                        (In millions)

ATWOOD FALCON       $4.1     $ 2.5     $1.6     $ 8.3    $ 5.0        $ 3.3
ATWOOD HUNTER        0.0       2.7    (2.7)       3.5      5.2        (1.7)
ATWOOD EAGLE         4.6       3.7      0.9       9.3      7.6          1.7
RIG-200              1.6       0.7      0.9       2.0      0.7          1.3
SEAHAWK              2.8       2.7      0.1       5.6      5.4          0.2
VICKSBURG            1.2       1.2      0.0       2.5      2.5          0.0
RIG-19               1.9       2.1    (0.2)       2.8      4.0         (1.2)
RICHMOND             2.2       1.5      0.7       4.2      2.8          1.4
GOODWYN 'A'          1.8       1.8      0.0       3.7      3.6          0.1
NORTH RANKIN 'A'     0.6       0.2      0.4       1.0      0.4          0.6
                     ---       ---      ---       ---      ---          ---

                   $20.8     $19.1     $1.7     $42.9    $37.2         $5.7
                   =====     =====     ====     =====    =====         ====


         The increase in revenues for the ATWOOD FALCON was due to an increase of approximately 60% in the rig's contract dayrate during the quarter ended September 30, 1996. The ATWOOD HUNTER completed its work in Malaysia in December 1996 and was mobilized to Singapore to undergo a substantial upgrade. The Singapore portion of the upgrade has been completed, with the rig currently being mobilized to the United States Gulf of Mexico. No income or expenses associated with the ATWOOD HUNTER will be recognized while the upgrade and relocation of the rig is in progress. During fiscal 1996, the ATWOOD EAGLE was relocated from Australia to Equatorial Guinea with an approximate 25% increase in contract dayrate. RIG-200 was installed on an offshore platform during November and December 1996 and commenced drilling operations in January 1997. Stable contracts for the SEAHAWK, VICKSBURG and GOODWYN 'A' continue to provide consistency to these operations. The decline in RIG-19 revenues was due to the rig being relocated to a new platform, which causes a reduction in revenues as no revenues were recognized during the relocation period. The RICHMOND continues to experience an increase in dayrate revenues. The increase in NORTH RANKIN 'A' revenues was due to an increase in labor services provided to the rig.

         Contract drilling and management costs decreased $1.1 million and $1.5 million, respectively for the three months and six months periods ended March 31, 1997 compared to the same periods in fiscal 1996. A comparative analysis of contract drilling and management costs is as follows:


                                CONTRACT DRILLING AND MANAGEMENT COSTS
                        ----------------------------------------------------

                       THREE MONTHS ENDED              SIX MONTHS ENDED
                    ----------------------------   -----------------------------

                    March 31, March 31, Variance   March 31,  March 31, Variance
                     1997      1996                 1997      1996
                                           (In millions)

ATWOOD FALCON        $1.7      $1.7     $0.0        $3.4       $3.4     $0.0
ATWOOD HUNTER         0.0       1.8     (1.8)        1.9        3.6     (1.7)
ATWOOD EAGLE          2.4       2.5     (0.1)        4.9        5.4     (0.5)
RIG-200               0.6       0.0      0.6         0.6        0.0      0.6
SEAHAWK               1.7       1.7      0.0         3.4        3.3      0.1
VICKSBURG             0.9       0.7      0.2         1.7        1.5      0.2
RIG-19                1.5       1.6     (0.1)        2.3        3.0     (0.7)
RICHMOND              1.3       1.2      0.1         2.6        2.3      0.3
GOODWYN 'A'           1.5       1.4      0.1         3.0        2.8      0.2
NORTH RANKIN 'A'      0.2       0.1      0.1         0.4        0.2      0.2
OTHER                 0.2       0.4     (0.2)        0.4        0.6     (0.2)
                      ---       ---     ----         ---        ---     ----

                     $12.0     $13.1    $(1.1)      $24.6      $26.1     $1.5
                     =====     =====    =====       =====      =====     ====

         The decrease in operating costs for the ATWOOD HUNTER is due to the capitalization of costs associated with the rig during the upgrade and rig relocation periods. The reduction in operating costs for the ATWOOD EAGLE was attributed to the rig working in Equatorial Guinea where labor costs are lower than in Australia. The increase in operating costs associated with RIG- 200 is attributable to the fact that no operating costs were being incurred on RIG-200 prior to its commencement of drilling operation in Australia in January 1997. The increases in operating costs for the SEAHAWK, RICHMOND, GOODWYN 'A' and NORTH RANKIN 'A' were due primarily to increases in payroll related costs. The relocation of RIG-19 to a new platform during the first quarter of fiscal 1997 accounted for its reduction in costs, as no costs were recognized during the relocation period.

         The current status of the Company's drilling contracts is as follows:


NAME OF RIG  LOCATION    CONTRACT STATUS AT MAY 14, 1997

ATWOOD       Malaysia/   Estimated completion of current contract is November
FALCON       Thailand    1997.  Upon completion of the current drilling program,
             Joint       the rig will be mobilized to the Philippines to
                         commence drilling under a contract for two firm wells, plus an option (which may be exercised on or before June 30, 1997) for three years of drilling operations in up to 3,500 feet of water in the Philippine South
                         China Sea.

ATWOOD       Being       Upon completion of mobilization and upgrade (estimated
HUNTER       Mobilized   July or August 1997) the rig will commence drilling
             to the      operation, in up to 3,500 feet of water under a three-
             United      year contract.
             States Gulf
             of Mexico

ATWOOD       Equatorial  Under contract until November 1997 with one six-month
EAGLE        Guinea      option.

SEAHAWK      Malaysia    Term contract (estimated completion September 1997).

VICKSBURG    Australia   Under contract until January 1998, subject
                         to early termination under certain circumstances.

RIG-19       Australia   Term contract (estimated drilling work of between 9 and
                         12 months from January 1997).

RICHMOND     United      Under contract until May 1998 with one-six month
             States      option.
             Gulf of
             Mexico

ATWOOD       Singapore   The rig is currently in a shipyard in Singapore being
SOUTHERN                 refurbished and upgraded to operate in up to 2,000 feet
CROSS                    of water for a 175-day contract estimated to commence
                         in late fiscal 1997 or early fiscal 1998.

RIG-200      Australia   Term contract (minimum duration of two years from
                         January 1997).

GOODWYN 'A'/ Australia   Term contracts (estimated completion November 1997).
NORTH
RANKIN 'A'


         An analysis of depreciation expense by rig is as follows:

                                  DEPRECIATION EXPENSE
                -------------------------------------------------------------

                     THREE MONTHS ENDED               SIX MONTHS ENDED
                ----------------------------  -------------------------------

                March 31, March 31, Variance  March 31,  March 31,   Variance
                  1997     1996                  1997      1996
                                      (In millions)

ATWOOD FALCON     $0.7     $0.7      $0.0       $1.4      $1.4        $0.0
ATWOOD HUNTER      0.0      0.4     (0.4)        0.3       0.8       (0.5)
ATWOOD EAGLE       0.5      0.5       0.0        1.0       1.0         0.0
RIG-200            0.4      0.0       0.4        0.4       0.0         0.4
SEAHAWK            0.6      0.5       0.1        1.1       1.1         0.0
VICKSBURG          0.0      0.0       0.0        0.0       0.0         0.0
RIG-19             0.0      0.1     (0.1)        0.1       0.4       (0.3)
RICHMOND           0.1      0.1       0.0        0.2       0.2         0.0
OTHER              0.1      0.1       0.0        0.2       0.2         0.0
                  ----     ----      ----       ----      ----        ----

                  $2.4       $2.4    $0.0       $4.7      $5.1      $(0.4)



         The reduction in depreciation expense for the ATWOOD HUNTER was a result of moving the rig into the shipyard in December 1996 for upgrade. While undergoing upgrade, no depreciation expense will be recognized on the rig. Depreciation of RIG-200 commenced with startup of its drilling operations in January 1997.

         The increase in general and administration expenses is primarily attributable to increase in payroll related costs and professional fees, coupled with costs incurred with respect to the filing of a Registration Statement on Form S-3 with the Securities and Exchange Commission which was subsequently withdrawn. As a result of a reduction in outstanding long-term debt, interest expense declined. Due to an increase in profitability and a reduction in tax attributes, provision for income taxes has increased.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of fiscal 1997, operating cash flow (before changes in working capital and other assets and liabilities) increased 63% from $7.4 million for the first six months of fiscal 1996 to $12.0 million. For the six months ended March 31, 1997, the Company incurred approximately $15 million of capital expenditures, primarily related to the upgrade of the ATWOOD HUNTER, and reduced bank debt by approximately $11 million.

         The first phase of the ATWOOD HUNTER upgrade has been completed, with the rig currently being relocated from Southeast Asia to the United States Gulf of Mexico. Upon arrival of the rig in the United States, the Company estimates that it will take approximately eight weeks to complete the final upgrade process, with a total upgrade cost of approximately $45 million, offset in part by a $10 million mobilization fee of which $5.5 million has already been paid. The ATWOOD SOUTHERN CROSS is in a Singapore shipyard undergoing an approximate $25 million refurbishment and upgrade in order to achieve up to 2,000 feet water depth drilling capability. In addition, if an option is exercised pursuant to a contract for the ATWOOD FALCON, the Company will be required to upgrade the rig to drill in up to 3,500 feet of water at an estimated cost of approximately $50 million. The Company is also evaluating the possible upgrade of the VICKSBURG, which could cost in excess of $30 million.

         At March 31, 1997, the Company continued to have approximately $22.6 million invested in United States treasury bonds with maturities in the year 2000 and 2001. The Company's portfolio of accounts receivables is comprised of major international corporate entities with stable payment experience. Thus, the Company continues to experience no difficulties in receivable collections.

         The Company has a $30 million short-term line of credit with a bank that is secured by a pledge of all the Company's United States treasury bonds. At March 31, 1997, the Company had borrowed $5 million under this facility and subsequent to March 31, 1997, the Company has borrowed an additional $10 million. Additional borrowings under this facility may be used to fund equipment upgrades. In addition, at March 31, 1997, the Company has outstanding bank group debt totalling $17.3 million, which matures in March 1998.

         In February 1997, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission with respect to a public offering by the Company of 1,500,000 shares of common stock. However, in the opinion of management, the stock price range did not adequately reflect the value of the Company and therefore, the public offering was subsequently withdrawn. The Company is currently pursuing the establishment of a $100 million revolving credit facility to repay existing bank debt and to provide funding for various planned capital expenditure projects. However, there is no assurance that such debt financing is available on terms acceptable to the Company. The Company will continue to monitor market conditions and to evaluate external financing possibilities.

                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Shareholders was held on February 13, 1997, at which the shareholders voted on the election of six directors (each to serve a one year term); on a proposed amendment to the Company's Restated Articles of Incorporation to increase the authorized common stock from 10,000,000 shares to 25,000,000 shares; on the proposed adoption of the Atwood Oceanics, Inc. 1996 Incentive Equity Plan, and on a shareholder proposal.

         1) Of the 5,350,169 shares of common stock present in person or by proxy, the number of shares voted for or withheld in connection with the election of each director are as follows:

                 NAME                  CAST FOR           VOTES WITHHELD
           -----------------------    ----------         ----------------
          Robert W. Burgess            5,005,439              346,020
          George S. Dotson             5,003,239              350,420
          Walter H. Helmerich III      5,004,929              347,040
          Hans Helmerich               5,004,929              347,040
          John R. Irwin                5,004,829              347,240
          William J. Morrissey         5,005,439              346,020

         2) Of the 6,710,413 shares of common stock outstanding on the record date, the number of shares voted for, against and abstaining with respect to the proposed amendment to the Company's Restated Articles of Incorporation to increase the authorized common stock from 10,000,000 shares to 25,000,000 shares was as follows:


        SHARES VOTED FOR     SHARES VOTED AGAINST        SHARES ABSTAINED FROM
                                                                 VOTING
        -----------------    --------------------        ----------------------

           4,268,503               1,072,056                     9,610

         Approval of an amendment to the Company's Articles of Incorporation requires the affirmative vote of holders of at least two-thirds of the outstanding shares of record. Since only 63.6% of the shares of record were voted for this proposal, the amendment was not approved.



          3)   The  number of shares  voted for,  against  and  abstaining  with respect to the adoption of the Atwood Oceanics, Inc. 1996 Incentive Equity Plan was as follows:


        SHARES VOTED FOR      SHARES VOTED AGAINST       SHARES ABSTAINED FROM
                                                                VOTING
        ----------------      ---------------------      ----------------------

           4,733,695                605,660                       10,814


          4) The number of shares voted for, against and abstaining with respect to the shareholder proposal was as follows:


        SHARES VOTED FOR       SHARES VOTED AGAINST      SHARES ABSTAINED FROM
                                                                 VOTING
        ------------------     ---------------------     -----------------------

           601,629                 4,686,016                        62,524

Item 5. Other Information

May 13, 1997


TO OUR SHAREHOLDERS AND EMPLOYEES

         The significant continuing improvement in fiscal 1997 financial results compared to fiscal 1996 reflects the impact of increased dayrates realized by the Company, primarily on the ATWOOD FALCON ("FALCON"), ATWOOD EAGLE ("EAGLE") and RICHMOND. Even with no income contribution during the quarter from the ATWOOD HUNTER ("HUNTER"), which is currently undergoing water-depth upgrade, net income increased $1.8 million (134%) for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The first phase of the HUNTER upgrade project has been completed in Singapore, and the rig is currently being dry-transported to the Gulf of Mexico for completion of the water-depth upgrade. Thereafter, the HUNTER will commence operations under a three-year deeper water drilling program in the Gulf of Mexico.

         The ATWOOD SOUTHERN CROSS ("SOUTHERN CROSS") is also now undergoing water-depth upgrade in a Singapore shipyard after mobilization from Australia. The SOUTHERN CROSS will commence operations under a 175-day contract in Australia following upgrade. Future work for the SOUTHERN CROSS is already being discussed with interested operators at favorable dayrates.

           RIG-200 successfully commenced operations during the quarter and is currently drilling its sixth well. The EAGLE's current contract has been extended to November, 1997, and future work is under discussion at attractive dayrates. The RICHMOND received a commitment to extend its contract to May, 1998 at a significantly higher dayrate. The VICKSBURG is being bid for ongoing and upgrade opportunities commencing after its current contract commitment. Detailed engineering relating to upgrade of the unit to extended-reach cantilever mode has commenced.

         World dayrates for semisubmersibles and jack-ups continued their upward trend during the quarter. As a result, the upside potential for the Company from contract expirations and upgrade opportunities remains positive.

         During the quarter, an enhanced Safety Management System was introduced throughout the Company's operations. I want to thank the Company's employees for their many special contributions during the quarter and the Company's shareholders for their continued support.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1     Press Release dated March 7, 1997

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    ATWOOD OCEANICS, INC.





Date:    May 14, 1997                               By:  s/JAMES M. HOLLAND
                                                       --------------------
                                                    James M. Holland
                                                    Senior Vice President
                                                    and Chief Accounting Officer

                                  EXHIBIT INDEX

99.1     Press Release dated March 7, 1997