Form 10-Q
period 1997-06-30
ATWOOD OCEANICS INC
filed 1997-08-15
CIK 8411

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                ----------------

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1997
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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No


Number of outstanding shares of Common Stock, $1 par value, as of June 30, 1997:
 6,749,563.

================================================================================

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

         The condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997 and September 30, 1996, and the results of its operations for the three months and nine months ended June 30, 1997 and 1996, respectively, and the statements of cash flows for the nine months then ended. All adjustments were of a normal recurring nature. It is suggested these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1996 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                   (Unaudited)
                                                     June 30,      September 30,
                                                       1997             1996

                                                            (In thousands)

ASSETS

  CURRENT ASSETS:
         Cash and cash equivalents                    $ 9,715      $ 17,565
         Accounts receivable                           13,757        16,687
         Inventories of materials and supplies,
          at lower of average cost or market            6,590         5,454
         Prepaid expenses and other                     2,161         4,464
                                                     --------       --------

                  Total Current Assets                 32,223        44,170
                                                     --------       --------

  SECURITIES HELD FOR INVESTMENT:
         Held to maturity, at amortized cost           22,580        22,576
         Available-for-sale, at fair value                376           351
                                                     --------      --------
                                                       22,956        22,927
                                                     --------      --------

  PROPERTY AND EQUIPMENT:
         Drilling vessels, equipment and drill pipe   231,971       191,801
         Other                                          5,252         4,810
                                                     --------      --------
                                                      237,223       196,611
         Less-accumulated depreciation                112,197       105,487
                                                     --------      --------

             Net Property and Equipment               125,026        91,124
                                                     --------      --------

  DEFERRED COSTS AND OTHER ASSETS                         758         1,088
                                                     --------      --------

                                                     $180,963      $159,309
                                                     ========      ========



         The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                      (Unaudited)
                                                        June 30,   September 30,
                                                         1997           1996

                                                           (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY



  CURRENT LIABILITIES:
         Current maturities of long-term notes payable  $  17,271      $   7,933
         Short-term note payable                           20,000            ---
           Accounts payable                                 4,238          2,615
         Accrued liabilities                               11,005          7,471
                                                         ---------     ---------

                  Total Current Liabilities                52,514         18,019
                                                         ---------     ---------

  LONG-TERM NOTES PAYABLE,
     net of estimated current maturities                      750         26,540
                                                         ---------     ---------

  DEFERRED CREDITS:
         Income taxes                                      1,795           2,289
         Other                                             8,899           6,907
                                                       ---------       ---------
                                                          10,694           9,196
                                                       ---------       ---------

  SHAREHOLDERS' EQUITY:
         Preferred stock, no par value;
                  1,000,000 shares authorized,
                    none outstanding                        ---              ---
         Common stock, $1 par value;
                  10,000,000 share authorized with
                    6,750,000 and 6,691,000
                    shares issued and outstanding
                    as of June 30, 1997 and September
                  30, 1996, respectively                    6,750          6,691
         Paid-in capital                                   56,148         55,470
         Net unrealized holding loss on
          available-for-sale securities                      (120)         (139)
         Retained earnings                                 54,227         43,532
                                                        ---------      ---------

              Total Shareholders' Equity                  117,005        105,554
                                                        ---------      ---------

                                                        $ 180,963      $ 159,309
                                                        =========      =========





         The accompanying notes are an integral part of these consolidated finanical statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                         June 30,                 June 30,

                                      1997      1996        1997        1996
                                    --------  --------    ------       ------

                                     (In thousands, except per share amounts)

REVENUES:
      Contract drilling            $ 21,490    $ 18,891    $ 63,404     $ 55,712
      Contract management               579         236       1,563          639
                                   --------    --------    --------     --------
                                     22,069      19,127      64,967       56,351
                                   --------    --------    --------     --------



COSTS AND EXPENSES:
      Contract drilling              12,668      11,721      36,841       37,510
      Contract management               226         158         691          453
      Depreciation                    2,493       2,312       7,205        7,380
      General and administrative      1,432       1,337       4,636        3,691
                                    -------    --------     -------     --------
                                     16,819      15,528      49,373       49,034
                                    -------    --------     -------     --------


OPERATING INCOME                      5,250       3,599      15,594        7,317
                                    -------    --------     -------     --------


OTHER INCOME (EXPENSE)
      Interest expense                (137)       (609)       (868)      (1,918)
      Interest income                   547         648       1,785        1,828
                                     ------    --------     -------     --------
                                        410          39         917         (90)
                                     ------    --------     -------    --------


INCOME BEFORE INCOME TAXES            5,660       3,638      16,511        7,227

PROVISION FOR INCOME TAXES            1,998       1,259       5,816        2,855
                                     ------    --------     -------        -----

NET INCOME                           $3,662    $  2,379     $10,695     $  4,372
                                     ======    ========     =======     ========

EARNINGS PER COMMON SHARE            $  .54    $    .36     $  1.59     $    .66
                                     ======    ========     =======     ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           6,746       6,688       6,728        6,656
                                    =======       =====      ======     ========




The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Nine Months Ended
                                                            June 30,
                                                      1997            1996
                                                      ----            ----
                                                         (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                       $ 10,695       $  4,372
                                                   --------       --------
  Adjustments to reconcile net
     income to net cash
    provided (used) by operating activities:
         Depreciation                                 7,205          7,380
         Amortization of deferred costs                 106            474
           Deferred federal income tax
           provision (benefit)                         (550)           310
  Changes in assets and liabilities:
         Decrease (increase) in accounts receivable   2,930         (3,394)
         Increase (decrease) in accounts payable      1,623           (378)
         Increase in accrued liabilities              3,534          2,952
         Other                                        3,377          2,265
                                                   --------       --------
            Total adjustments                        18,225          9,609
                                                   --------       ---------
            Net cash provided by
             operating activities                    28,920         13,981
                                                    --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures                       (41,055)        (5,256)
                                                    --------      --------
             Net cash used by investing activities  (41,055)        (5,256)
                                                    --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
         Principal payments on long-term
          notes payable                             (16,452)        (3,000)
         Proceeds from exercises of stock options       737            733
         Proceeds (payment) from/on short-term
           note payable                              20,000         (1,500)
                                                   --------       --------
             Net cash provided (used) by
               financing activities                   4,285         (3,767)
                                                   --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (7,850)         4,958
CASH AND CASH EQUIVALENTS, at beginning of period    17,565         11,984
                                                   --------       --------
CASH AND CASH EQUIVALENTS, at end of period        $  9,715       $ 16,942
                                                  =========       ========


Supplemental disclosure of cash flow information:
         Cash paid during the period for domestic
          and foreign income tax                   $  3,799       $  1,105
                                                   ========       ========
         Cash paid during the period for interest  $  1,242       $  1,751
                                                   ========       ========



         The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In January 1997, the Company executed a drilling contract for the ATWOOD SOUTHERN CROSS which requires substantial refurbishment and upgrade of the rig. The Company will incur approximately $32 million in refurbishment and upgrade costs. Management estimates that this rig will commence drilling operations in Australia in early fiscal 1998.

2. A three-year contract option was exercised for the ATWOOD FALCON which will require the Company to upgrade the rig to drill in up to 3,500 feet of water. The rig should be mobilized to shipyard during the second half of fiscal 1998 for the water depth upgrade, which is expected to cost approximately $50 million.

3. In July 1997, the Company entered into a $125 million revolving credit facility with a bank group and initially borrowed $48 million under the facility. These funds were utilized to repay $20 million borrowed under a short-term line-of-credit and $16.5 million outstanding under an existing bank group credit facility.

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


GENERAL

         The international offshore drilling market continues to remain strong, especially for the deeper water drilling units. Several significant events have recently occurred that should positively impact the Company's future operations. A three-year contract option was exercised for the ATWOOD FALCON which will require a water-depth upgrade of the rig of approximately $50 million to enable it to drill in up to 3,500 feet of water. Additionally, the Company recently executed a contract for the ATWOOD EAGLE for operations in the Mediterranean Sea under a minimum 200 day program at significantly higher dayrates commencing immediately upon completion of the current contract.

         The ATWOOD HUNTER is currently undergoing the final phase of its upgrade in Galveston, Texas, and should commence operations under a three-year drilling contract in September, 1997. The water depth upgrade of the ATWOOD SOUTHERN CROSS continues, and the rig should commence drilling operations during the first quarter of fiscal 1998.

         In July 1997, the Company entered into a $125 million revolving credit facility with a bank group. On August 6, 1997, the Company's common stock commenced trading on the New York Stock Exchange under the symbol ATW.

RESULTS OF OPERATIONS

         Contract revenues increased $2.9 million (15%) and $8.6 million (15%), respectively for the three months and nine months ended June 30, 1997 compared to the same periods in fiscal 1996. These increases are primarily the result of higher dayrate revenues on several of the Company's mobile rigs. A comparative analysis of contract revenues is as follows:



                                            CONTRACT REVENUES
                 ---------------------------------------------------------------

                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                 ---------------------------      ------------------------------

                  June 30,  June 30,  Variance     June 30,  June 30,  Variance
                    1997     1996                    1997     1996

                                         (In millions)

ATWOOD FALCON      $4.2    $ 2.5       $1.7         $12.5    $ 7.5     $ 5.0
ATWOOD HUNTER       0.0      2.8       (2.8)          3.5      8.0      (4.5)
ATWOOD EAGLE        5.0      3.1        1.9          14.3     10.7       3.6
RIG-200             1.9      0.7        1.2           3.9      1.4       2.5
SEAHAWK             2.8      2.7        0.1           8.4      8.1       0.3
VICKSBURG           1.3      1.3        0.0           3.8      3.8       0.0
RIG-19              2.1      2.1        0.0           4.9      6.1      (1.2)
RICHMOND            2.3      1.6        0.7           6.5      4.4       2.1
GOODWYN 'A'         1.8      2.1       (0.3)          5.5      5.7      (0.2)
NORTH RANKIN 'A'    0.6      0.2        0.4           1.6      0.6       1.0
                    ---      ---        ---           ---      ---       ---

                  $22.0    $19.1       $2.9         $64.9    $56.3      $8.6
                  =====    =====      =====         =====    =====     =====


         The increase in revenues for the ATWOOD FALCON was due to an increase of approximately 60% in the rig's contract dayrate commencing in the quarter ended September 30, 1996. The ATWOOD HUNTER completed its work in Malaysia in December 1996 and was mobilized to Singapore to undergo the first phase of its water-depth upgrade. The final phase of the rig's upgrade should be completed in September 1997, with commencement of drilling operations in the United States Gulf of Mexico in October 1997. No income or expense associated with the ATWOOD HUNTER is recognized while the upgrade of the rig is in progress. During fiscal 1996, the ATWOOD EAGLE was relocated from Australia to Equatorial Guinea with an approximate 25% increase in contract dayrate. RIG-200 was installed on an offshore platform during November and December 1996 and commenced drilling operations in January 1997, thereby accounting for its increase in revenues. Stable contracts for the SEAHAWK and VICKSBURG continue to provide consistency to these operations. The decline in RIG-19 revenues for the nine months ended June 30, 1997 was due to the rig being relocated to a new platform during the first fiscal 1997 quarter, causing a reduction in revenues as no revenues were recognized during the relocation period. The RICHMOND continues to experience an increase in dayrate revenues. The decrease in GOODWYN 'A' revenues was due to a decrease in labor services provided to the rig; while, NORTH RANKIN 'A' revenues increased due to additional labor services being provided.

         Contract drilling and management costs increased $1.0 million (9%) during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, while there was a $.5 million (1%) decrease in contract drilling and management costs for the nine months ended June 30, 1997 compared to the same period in fiscal 1996. A comparative analysis of contract drilling and management costs is as follows:

                         CONTRACT DRILLING AND MANAGEMENT COSTS
                   -------------------------------------------------------------
                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                   --------------------------        ---------------------------
                  June 30,   June 30,  Variance    June 30,   June 30,  Variance
                    1997       1996                  1997      1996
                                       (In millions)

ATWOOD FALCON     $ 1.8      $ 1.6     $ 0.2       $ 5.2      $ 5.0     $ 0.2
ATWOOD HUNTER       0.0        1.7      (1.7)        1.9        5.3      (3.4)
ATWOOD EAGLE        2.6        1.4       1.2         7.5        6.8       0.7
RIG-200             0.7        0.1       0.6         1.3        0.1       1.2
SEAHAWK             1.9        1.6       0.3         5.3        4.9       0.4
VICKSBURG           1.0        0.7       0.3         2.7        2.2       0.5
RIG-19              1.6        1.6       0.0         3.9        4.6      (0.7)
RICHMOND            1.3        1.2       0.1         3.9        3.5       0.4
GOODWYN 'A'         1.4        1.6      (0.2)        4.4        4.4       0.0
NORTH RANKIN 'A'    0.2        0.2       0.0         0.6        0.4       0.2
OTHER               0.4        0.2       0.2         0.8        0.8       0.0
                    ---        ---       ---         ---        ---       ---

                   $12.9      $11.9      $1.0       $37.5      $38.0     $(0.5)
                   =====      =====     =====       =====      =====     =====

         The increases in operating costs for the ATWOOD FALCON, SEAHAWK, VICKSBURG and RICHMOND were due primarily to increases in payroll related costs. The decrease in operating costs for the ATWOOD HUNTER was due to the capitalization of costs associated with the rig during the upgrade periods. The significant increase in the operating costs for the ATWOOD EAGLE was due to the rig operating the entire third quarter of fiscal 1997 compared to being under mobilization for some of the third quarter of fiscal 1996. The increase in operating costs associated with RIG-200 is attributable to the fact that virtually no operating costs were incurred on RIG-200 prior to its commencement of drilling operations in Australia in January 1997. The relocation of RIG-19 to a new platform during the first quarter of 1997 accounted for its reduction in costs for the nine months ended June 30, 1997, as no costs were recognized during the relocation period.

         The current status of the Company's drilling contracts is as follows:


NAME OF RIG            LOCATION            CONTRACT STATUS AT AUGUST 12, 1997

ATWOOD FALCON       Malaysia/Thailand   Estimated completion of current contract
                                        is November Joint  Development  Area
                                        1997. Upon completion of the current
                                        drilling program, the rig will be
                                        mobilized will be mobilized to the
                                        Philippines to drill at least two wells
                                        before  undergoing  a  water-depth
                                        upgrade for a three-year drilling
                                        program in up to 3,500 feet of water
                                        in the Philippine South China Sea.

ATWOOD HUNTER       United States
                    Gulf of Mexico      Upon completion of final upgrade process
                                        (estimated August 1997), the rig will
                                        commence drilling operation in up to
                                        3,500 feet of water under a three-year
                                        contract.

ATWOOD EAGLE        Equatorial Guinea   Under contract until November 1997, with
                                        one six-month option. Upon completion of the current drilling contract, the rig will be mobilized to the Mediterranean
                                        Sea for a minimum 200-day drilling
                                        program.

SEAHAWK             Malaysia            Upon completion of drilling on current
                                        platform (estimated August/September
                                        1997),  the rig will be  relocated to
                                        another  platform  where drilling
                                        operations could continue through
                                        calendar 1998.

VICKSBURG           Australia           Estimated  completion of current
                                        contract is December 1997. The rig is a candidate for upgrade upon completion of its current contract.

RIG-19              Australia           Term contract (estimated drilling work
                                        of between 9 and 12 months from January
                                        1997).

RICHMOND            United States
                    Gulf of Mexico      Under contract until May 1998 with one
                                        six-month option.

ATWOOD
SOUTHERN  CROSS     Singapore           The rig is  currently  in a shipyard in
                                        Singapore being refurbished and
                                        upgraded to operate in up to
                                        to 2,000 feet of water
                                        for a 300-day contract estimated to
                                        commence in early fiscal 1998.

RIG-200             Australia           Term contract (minimum duration of two
                                        years from January 1997).

GOODWYN 'A'/        Australia           Term contracts (currently  discussing
NORTH RANKIN 'A'                        management of upgrades and ongoing
                                        work).


         An analysis of depreciation expense by rig is as follows:



                          DEPRECIATION EXPENSE
                -------------------------------------------------------------

                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                -------------------------------  ----------------------------

                June 30, June 30,   Variance     June 30,   June 30,    Variance
                  1997     1996                    1997       1996

                               (In millions)

ATWOOD FALCON     $0.7     $0.6      $0.1         $2.1       $2.0        $0.1
ATWOOD HUNTER      0.0      0.4      (0.4)         0.3        1.2        (0.9)
ATWOOD EAGLE       0.5      0.5       0.0          1.5        1.5         0.0
RIG-200            0.5      0.0       0.5          0.9        0.0         0.9
SEAHAWK            0.6      0.6       0.0          1.7        1.7         0.0
VICKSBURG          0.0      0.0       0.0          0.0        0.0         0.0
RIG-19             0.0      0.1      (0.1)         0.1        0.5        (0.4)
RICHMOND           0.1      0.1       0.0          0.3        0.3         0.0
OTHER              0.1      0.0       0.1          0.3        0.2         0.1
                  ----     ----      ----         ----       ----        ----

                  $2.5     $2.3      $0.2        $7.2       $7.4        $(0.2)
                  ====     ====      ====        ====       ====        =====


         The reduction in depreciation expense for the ATWOOD HUNTER was a result of moving the rig into the shipyard in December 1996 for upgrade. While undergoing upgrade, no depreciation expense is recognized on the rig. Depreciation of RIG- 200 commenced with startup of its drilling operations in January 1997. The decrease in depreciation associated with RIG-19 is attributable to the rig completing its book depreciable life.

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


LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 1997, operating cash flow (before changes in assets and liabilities) increased 40% from $12.5 million for the first nine months of fiscal 1996 to $17.5 million. For the nine months ended June 30, 1997, the Company incurred approximately $41 million of capital expenditures, primarily related to the upgrades of the ATWOOD HUNTER and the ATWOOD SOUTHERN CROSS. During the first nine months of fiscal 1997, the Company funded its capital expenditures through utilization of excess cash, as well as through borrowings under a short-term line-of-credit facility which accounts for the decline in cash of $7.9 million and increase in short-term notes payable of $20 million, at June 30, 1997 compared to September 30, 1996.

         Upon executing the $125 million revolving credit agreement in July 1997, the Company borrowed $48 million, which was utilized to repay $20 million outstanding under a short-term line-of-credit facility and $16.5 outstanding under a long-term bank loan facility, as well as fund certain rig upgrade costs. Proceeds from this credit facility should provide the Company with the cash resources to upgrade the ATWOOD FALCON and VICKSBURG, as well as complete funding for the upgrades of the ATWOOD HUNTER and ATWOOD SOUTHERN CROSS. Commencing in March 1999, the $125 million revolving commitment reduces at a rate of $8.3 million per quarter.

         The final phase of the ATWOOD HUNTER upgrade should be completed in August 1997, with a total upgrade cost of approximately $42 million, offset in part by a $10 million mobilization fee of which $5.5 million has already been paid. The Company estimates that the total cost of the ATWOOD SOUTHERN CROSS refurbishment and upgrade will be approximately $32 million. The ATWOOD FALCON should be mobilized to a shipyard in Singapore sometime during the second half of fiscal 1998 to commence a six month water-depth upgrade at an estimated cost of $50 million. The cost to upgrade the VICKSBURG, which should occur in fiscal 1998, could be in excess of $40 million.

         At June 30, 1997, the Company continued to have approximately $23 million invested in United States treasury bonds with maturities in the year 2000 and 2001. These bonds, along with certain drilling equipment, have been pledged as security under the $125 million revolving credit facility. The Company's portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Thus, the Company continues to experience no difficulties in receivable collections.

         The rollover of contracts with higher dayrates for the ATWOOD FALCON, ATWOOD EAGLE, and RICHMOND along with the commencement of term contracts for the ATWOOD HUNTER and ATWOOD SOUTHERN CROSS following their upgrade programs should significantly enhance fiscal 1998 cash flows and profitability. The $125 million revolving credit facility should provide adequate cash resources to enable the Company to complete all currently planned rig upgrades. In addition to focusing on rig upgrades, the Company will continue to explore other growth opportunities, which could require additional external financing. The Company will continue to monitor market conditions and to evaluate other external financing possibilities; however, the Company can give no assurance that such other financing would be available on terms acceptable to the Company.

                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


Item 5. Other Information


TO OUR SHAREHOLDERS AND EMPLOYEES:

         Net income increased $1.4 million (54%) and operating revenues increased $2.9 million (15%) for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The improvement in financial results was achieved without contributions from the ATWOOD HUNTER ("HUNTER") and ATWOOD
SOUTHERN CROSS ("SOUTHERN CROSS"), both of which are currently undergoing upgrade.

         The upside potential for the Company from contract expirations and upgrade opportunities remains positive with world dayrates for semisubmersibles and jackups continuing their upward movement and fleet utilization remaining at high levels. The rollover of contracts with higher dayrates for the ATWOOD FALCON ("FALCON"), ATWOOD EAGLE ("EAGLE") and RICHMOND along with the commencement of term contracts for the HUNTER and SOUTHERN CROSS following their upgrade programs should enable the Company to reflect significantly enhanced operating results in fiscal 1998.

         A contract option has been exercised for the semisubmersible FALCON to extend drilling operations in the Philippines for three years under an existing two-well contract currently expected to commence late fourth quarter of calendar 1997. The contract extension requires an approximate $50 million water-depth upgrade of the rig.

         The EAGLE should finish its present contract between November, 1997 and May, 1998. A contract was recently executed for the EAGLE to operate in the Mediterranean Sea under a minimum 200-day program at significantly higher dayrates. A commitment has been received from the SEAHAWK's present operator for operations on a further platform. These operations are expected to commence later this year, and should extend the SEAHAWK's present program until late calendar 1998 or early calendar 1999.

         The HUNTER is currently undergoing the final phase of its upgrade program in Galveston, Texas after being dry- transported from Singapore and should commence drilling operations in the Gulf of Mexico during September 1997. The SOUTHERN CROSS continues with its water-depth upgrade and should commence drilling operations in Australia during the first fiscal quarter of 1998.

         In other positive developments, the Company recently entered into a $125 million revolving credit facility with a bank group. The proceeds from the credit facility will be used for repaying approximately $36 million of existing debt, funding of capital expenditures to upgrade existing offshore drilling rigs, as well as for other general corporate purposes. Additionally, the Company's common stock recently commenced trading on the New York Stock Exchange under the symbol ATW.

         The focus of the Company and its employees on safe operations was again clearly evident during our third fiscal quarter. The Company's employees are to be commended for their contributions during the quarter and we thank the Company's shareholders for their continued support.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1     ATWOOD OCEANICS, INC. 1996 Incentive Equity Plan

                  27.1     FINANCIAL DATA SCHEDULE

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the third quarter of fiscal 1997.

                           The Company filed a report on Form 8-K dated July 10,
                  1997 advising that Shell Philippines Exploration B.V. gave notice to extend drilling operations for the ATWOOD FALCON for three years beyond its current commitment of a two well drilling program, which will require the Company to spend approximately $50 million for water-depth upgrade.

                           The Company filed a report on Form 8-K dated July 21,
                  1997 advising that the Company entered into a $125 million revolving credit facility with a bank group.

                                                             SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ATWOOD OCEANICS, INC.





Date:    August 14, 1997                        By:  s/JAMES M. HOLLAND
                                                   --------------------
                                                James M. Holland
                                                Senior Vice President
                                                and Chief Accounting Officer

                                  EXHIBIT INDEX


10.1     ATWOOD OCEANICS, INC. 1996 INCENTIVE EQUITY PLAN

27.1     FINANCIAL DATA SCHEDULE