Form 10-K
period 1997-09-30
ATWOOD OCEANICS INC
filed 1997-12-19
CIK 8411

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


                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997
                          COMMISSION FILE NUMBER 0-6352


                              ATWOOD OCEANICS, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS
   (State or other jurisdiction of                     74-1611874
   incorporation or organization)         (I.R.S. Employer Identification No.)


    15835 Park Ten Place Drive                           77084
         Houston, Texas                               (Zip Code)
 (Address of principal executive offices)

                                   -----------

               Registrant's telephone number, including area code:
                                  281-492-2929

                        Securities registered pursuant to
                           Section 12(b) of the Act:
                           Common Stock, $1 par value
                                (Title of Class)

                        Securities registered pursuant to
                           Section 12(g) of the Act:
                           Common Stock, $1 par value
                                (Title of Class)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K { }

The aggregate market value of the voting stock held by non-affiliates of the registrants as of November 28, 1997 is $486,500,000.

The number of shares outstanding of the issuer's class of Common Stock, as of November 28, 1997: 13,550,176 shares of Common Stock, $1 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 1997 - Referenced in Parts I, II and IV of this report.
(2) Proxy Statement for Annual
Meeting of Shareholders to be held February 12, 1998 - Referenced in Part III of this report.
================================================================================

                                     PART I
ITEM  1.    BUSINESS

      Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company" or "Registrant", unless the context requires otherwise), a corporation organized in 1968 under the laws of the State of Texas, is engaged in contract drilling of exploratory and development oil and gas wells in offshore areas and related support, management and consulting services. The
Company currently owns (i) three "third-generation" semisubmersibles, one "second-generation" semisubmersible,one jack-up, one "second-generation" semisubmersible tender assist rig, one submersible, and one modular, self-contained platform rig, and (ii) a fifty percent interest in a new generation platform rig. The Company also provides labor, supervisory and consulting services to two operator owned platform rigs in Australia.

      In recent times, activity in the contract drilling industry has significantly improved, especially for mobile drilling rigs that can operate in deep water. For the last four years, the Company has maintained 99 percent utilization of its drilling equipment, resulting in four consecutive years of improved profitability.

      To date, most of the Company's drilling operations have been conducted outside United States waters. Approximately 88 to 93 percent of the Company's contract revenues were derived from foreign operations in each of the last three fiscal years. The Company is currently involved in active operations in the territorial waters of Australia, Malaysia, Equatorial Guinea, United States and the Phillipines. At the present time, the "ATWOOD HUNTER", a third-generation semisubmersible, and the submersible "RICHMOND" are the Company's only drilling vessels located in United States waters. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 11 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1997, incorporated by reference herein.

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

     The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, equipment and services provided, the areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond the control of the Company. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profit. An over-supply of drilling rigs in any market area can adversely affect the Company's ability to employ its drilling vessels. Except for two rigs idle for upgrades, the Company had 100 percent utilization of its drilling fleet in 1997. Based upon current contract commitments, the Company should maintain a high level of equipment utilization in fiscal 1998, exclusive of proposed rig upgrades; however, there is no guarantee that the Company will not experience some equipment idle time in fiscal 1998.

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

CUSTOMERS

      During fiscal year 1997, the Company performed operations for 10 customers. Because of the relatively limited number of customers for which the Company can operate at any given time, sales to each of 3 different customers amounted to 10% or more of the Company's fiscal 1997 revenues. Esso Australia Limited/Esso Production Malaysia, Inc., Mobil Equatorial Guinea Inc. and Carigali-Triton Operating Company Sdn Bhd. accounted for 28%, 22% and 19%, respectively, of fiscal year 1997 revenues. The Company's business operations are subject to the risks associated with a business having a limited number of customers for its products or services, and a decrease in the drilling programs of these customers in the areas where they employ the Company may adversely affect the Company's revenues.



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

FOREIGN OPERATIONS

      The operations of the Company are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors, including risks of expropriation, nationalization, foreign exchange restrictions, foreign taxation, changing conditions and foreign and domestic monetary policies. Generally, the Company purchases insurance to protect against some or all loss due to events of political risk such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, regulations affecting production, regulations restricting the importation of foreign petroleum, environmental regulations and regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 11 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1997, incorporated herein by reference, for a summary of contract revenues, operating income and identifiable assets by geographic region.

      Because of the Company's foreign operations, its overall effective tax rate may in the future be higher than the maximum United States corporate statutory rate due to the possibility of higher foreign tax rates in certain jurisdictions or less than full creditability of foreign taxes paid.

EMPLOYEES

      The Company currently employs approximately 700 persons in its domestic and worldwide operations. In connection with its foreign drilling operations, the Company has often been required by the host country to hire substantial portions of its work force in that country, and in some cases, these employees may be represented by foreign unions. To date, the Company has experienced little difficulty in complying with such requirements, and the Company's drilling operations have not been significantly interrupted by strikes or work stoppages.

ITEM 2.  PROPERTIES

      Information regarding the location and general character of the Company's principal assets may be found in the schedule with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 1997, which is incorporated by reference herein.

      During fiscal 1997, the Company upgraded and relocated the ATWOOD HUNTER at a cost of approximately $45 million and refurbished and upgraded the ATWOOD SOUTHERN CROSS at a cost of approximately $35 million. In fiscal 1998, the Company plans to upgrade the ATWOOD FALCON at an estimated cost of $50 million and the VICKSBURG at an estimated cost of $35 million. For more information concerning these costs, see Note 4 in Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1997, incorporated by reference herein.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      On September 29, 1997, shareholders of record on September 19, 1997 were advised of a special meeting of the shareholders on November 6, 1997 for the purpose of approving a proposed amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 10 million shares to 20 million shares. Of the 6,771,680 shares of common stock outstanding and entitled to vote at the special meeting, an aggregate of 6,411,680 shares (or approximately 95%) were voted "for" the amendment, an aggregate of 29,597 shares were voted "against" the amendment, and an aggregate of 1,720 shares abstained from voting.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
             MATTERS

      As of September 30, 1997, there were over 750 beneficial owners of the Company's common stock.

      The Company did not pay cash dividends in fiscal years 1996 or 1997 and the Company does not anticipate paying cash dividends in the foreseeable future because of the capital intensive nature of its business. To enable the company to maintain its high competitive profile in the industry, cash reserves will be utilized, at the appropriate time, to upgrade existing equipment or to acquire additional equipment. The Company's revolving credit facility prohibits the Company from paying dividends on common stock.

      Market information concerning the Company's common stock may be found under the caption heading "Stock Price Information" in the Company's Annual Report to Shareholders for fiscal 1997, which is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

      Information required by this item may be found under the caption "Five Year Financial Review" in the Company's Annual Report to Shareholders for fiscal 1997, which is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1997, which is incorporated by reference herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1997, which is incorporated by reference herein.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Company's independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 1998, to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 1998, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 1998, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 1998, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

            (a)  FINANCIAL STATEMENTS AND EXHIBITS

                 1.  FINANCIAL STATEMENTS

      The following financial statements, together with the report of Arthur Andersen LLP dated November 25, 1997 appearing in the Company's Annual Report to Shareholders, are incorporated by reference herein:

          Consolidated Balance Sheets dated September 30, 1997 and 1996

          Consolidated Statements of Operations for each of the three years in the period ended September 30, 1997

          Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1997

          Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 1997

          Report of Independent Public Accountants

          Notes to Consolidated Financial Statements

                   2.  EXHIBITS

      See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.

      The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

         Atwood Oceanics, Inc. 1981 Incentive Stock Option Plan -
         See Exhibit 10.1 hereof.

         Atwood Oceanics, Inc. 1990 Stock Option Plan - See Exhibit 10.2 hereof.

         Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3 hereof.

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

         Executive Agreement dated as of May 8, 1996 between the Company and John R. Irwin - See Exhibit 10.9.1.

         Executive Agreement dated as of May 8, 1996 between the Company and James M. Holland - See Exhibit 10.9.2.

         Executive Agreement dated as of May 8, 1996 between the Company and Glen P. Kelley - See Exhibit 10.9.3.

         Executive Agreement dated as of May 8, 1996 between the Company and Larry P. Till - See Exhibit 10.9.4.

             (b)  REPORTS ON FORM 8-K

         During the last quarter of fiscal 1997, the Company filed with the Securities and Exchange Commission the following reports on Form 8-K:

                  a) A report dated July 10, 1997 advising of the exercise of a contract option by Shell Phillipines Exploration B.V. to extend drilling operations for the ATWOOD FALCON for three years beyond its current commitment after the Company spends approximately $50 million for a required water-depth upgrade.

                  b) A report dated July 21, 1997 advising that the Company entered into a $125 million revolving credit facility with a bank group.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ATWOOD OCEANICS, INC.

                                         /s/ JOHN R. IRWIN
                                             JOHN R. IRWIN, President
                                         DATE:  3 December 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ JAMES M. HOLLAND                   /s/ JOHN R. IRWIN
    JAMES M. HOLLAND                       JOHN R. IRWIN
    Senior Vice President                  President and Director
  (Principal Financial and                 (Principal Executive Officer)
     Accounting Officer)               Date:  3 December 1997
Date:  3 December 1997

/s/ ROBERT W. BURGESS                  /s/ GEORGE S. DOTSON
    ROBERT W. BURGESS,                     GEORGE S. DOTSON,
       Director                               Director
Date:  3 December 1997                 Date:  3 December 1997

/s/ HANS HELMERICH                     /s/ WILLIAM J. MORRISSEY
    HANS HELMERICH,                        WILLIAM J. MORRISSEY,
       Director                                Director
Date:  3 December 1997                 Date:  3 December 1997


/s/ W.H. HELMERICH, III
    W.H. HELMERICH, III
       Director
DATE:  3 December 1997

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

*3.1.4    Articles of Amendment dated November 6, 1997.

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

 10.4 Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1997).

 10.5 Drilling Contract dated January 29, 1997 between the Company and Occidental Phillipines, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 10, 1997).

 10.6     Credit  Agreement  dated July 17, 1997 between the Company and
          Bank One, Texas,  N.A.,  Christiania  Bank OG Kreditkasse Asa,
          New York Branch and Other Financial Institutions (Incorporated herein by reference to the Company's Form 8-K dated July 21, 1997.)

 10.7 Drilling Contract dated June 20, 1996 between the Company and British-Borneo Petroleum, Inc. for use the ATWOOD HUNTER (Incorporated herein by reference to the Company's Form 8-K dated June 24, 1996).

 10.8 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of May 8, 1996 (Incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended September 30, 1996.)

 10.9.1 Executive Agreement dated as of May 8, 1996, between the Company and John R. Irwin (Incorporated herein by reference to Exhibit 10.9.1 of the Company's Form 10-K for the year ended September 30, 1996.)

 10.9.2 Executive Agreement dated as of May 8, 1996 between the Company and James M. Holland (Incorporated herein by reference to Exhibit 10.9.2 of the Company's Form 10-K for the year ended September 30, 1996.)

 10.9.3 Executive Agreement dated as of May 8, 1996 between the Company and Glen P. Kelley (Incorporated herein by reference to Exhibit 10.9.3 of the Company's Form 10-K for the year ended September 30, 1996.)

 10.9.4 Executive Agreement dated as of May 8, 1996 between the Company and Larry P. Till (Incorporated herein by reference to Exhibit 10.9.4 of the Company's Form 10-K for the year ended September 30, 1996.)

*13.1    Annual Report to Shareholders

*21.1    List of Subsidiaries

*23.1    Consent of Independent Public Accountants

*27.1    Financial Data Schedule

 *  Filed hereinwith