Form 10-Q
period 1997-12-31
ATWOOD OCEANICS INC
filed 1998-02-11
CIK 8411

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

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1997
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997 13,551,626 shares of Common Stock $1 par value

================================================================================

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

         The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of December 31, 1997 and September 30, 1997, and the results of its operations and cash flows for the three months ended December 31, 1997 and 1996, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1997 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      December 31, September 30,
                                                            1997           1997
                                                             (In thousands)
ASSETS
  CURRENT ASSETS:
         Cash and cash equivalents                         $ 8,919    $ 19,264
         Accounts receivable                                22,704      16,353
         Inventories of materials and supplies,
             at lower of average cost or market              6,750       7,004
         Deferred tax assets                                 1,820       1,820
         Prepaid expenses                                    2,136       2,610
                                                             -----       -----
                  Total Current Assets                      42,329      47,051
                                                            ------      ------
  SECURITIES HELD FOR INVESTMENT:
         Held-to-maturity, at amortized cost                22,582      22,581
         Available-for-sale, at fair value                     440         389
                                                               ---         ---
                                                            23,022      22,970
                                                            ------      ------
  PROPERTY AND EQUIPMENT:
         Drilling vessels, equipment and drill pipe        273,697     249,496
         Other                                               5,616       5,363
                                                             -----       -----
                                                           279,313     254,859
              Less-accumulated depreciation                114,800     110,936
                                                           -------     -------
              Net Property and Equipment                   164,513     143,923
                                                           -------     -------
  DEFERRED COSTS AND OTHER ASSETS                            1,252       1,386
                                                             -----       -----
                                                          $231,116    $215,330
                                                          ========     ========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    December 31,   September 30,
                                                           1997            1997
                                                             (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
         Current maturities of long-term debt            $  750          $   750
         Accounts payable                                 3,856            5,323
         Accrued liabilities                             14,603           13,429
                                                         ------           ------
                  Total Current Liabilities              19,209           19,502
                                                         ------           ------
  LONG-TERM DEBT, net of current maturities              65,000           58,750
                                                         ------           ------
  DEFERRED CREDITS:
         Income taxes                                     2,628            1,810
         Other                                           12,847           12,579
                                                         ------           ------
                                                         15,475           14,389
                                                         ------           ------
  SHAREHOLDERS' EQUITY:
         Preferred stock, no par value;
                  1,000,000 shares authorized,
                  none outstanding                        ---              ---
         Common stock, $1 par value;
                  20,000,000 share authorized
                  with 13,552,000 and 13,546,000
                  shares issued and outstanding         13,552            13,546
         Paid-in capital                                50,131            50,104
         Net unrealized holding loss on
                   available-for-sale securities           (79)            (112)
         Retained earnings                              67,828            59,151
                                                        ------            ------
              Total Shareholders' Equity               131,432           122,689
                                                       -------           -------
                                                     $ 231,116         $ 215,330
                                                     =========         =========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                     Three Months Ended
                                                        December 31,
                                                     1997            1996
                                                  (In thousands except per
                                                        share amounts)
REVENUES:
         Contract drilling                        $ 35,768         $ 21,667
         Contract management                           456              426
                                                       ---              ---
                                                    36,224           22,093
                                                    ------           ------
COSTS AND EXPENSES:
         Contract drilling                          16,069           12,406
         Contract management                           354              254
         Depreciation                                4,072            2,302
         General and administrative                  1,984            1,511
                                                     -----            -----
                                                    22,479           16,473
                                                    ------           ------
OPERATING INCOME                                    13,745            5,620
                                                    ------            -----
OTHER INCOME (EXPENSE)
         Interest expense                          (1,039)            (532)
         Interest income                               583             646
                                                       ---             ---
                                                     (456)             114
                                                     ----              ---
INCOME BEFORE INCOME TAXES                          13,289           5,734
PROVISION FOR INCOME TAXES                           4,612           1,815
                                                     -----           -----
NET INCOME                                          $8,677          $3,919
                                                    ======          ======
EARNINGS PER SHARE
              Basic                                  $ .64           $ .29
              Fully Dilutive                         $ .63           $ .29

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
            Basic                                   13,550          13,414
            Fully Dilutive                          13,855          13,711



See accompanying notes to financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                             Three Months Ended
                                                                December 31,
                                                                1997       1996
                                                               (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                   $8,677    $3,919
                                                               ------     ------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
         Depreciation                                           4,072     2,302
         Amortization of deferred items                           208       287
  Changes in assets and liabilities:
         Increase in accounts receivable                       (6,351)   (1,860)
         Increase (decrease) in accounts
            payable and accrued liabilities                      (293)    2,036
         Deferred mobilization revenues                          1,200    4,500
         Other                                                   1,360   (1,523)
                                                               -------   -------
            Total adjustments                                    196      5,742
                                                                 -----    -----
            Net cash provided by operating activities           8,873     9,661
                                                               -------    -----
CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures                                 (25,501)   (6,000)
         Investment in RIG-200                                    ---      (378)
                                                                  ---     -----
             Net cash used by investing activities            (25,501)   (6,378)
                                                               --------  -------
CASH FLOW FROM FINANCING ACTIVITIES:
               Proceeds from revolving credit facility          7,000       ---
          Proceeds from exercises of stock options                 33       247
          Principal payments on long-term debt                   (750)   (3,683)
                                                                 ----     ------
             Net cash used by financing activities             (6,283)   (3,436)
                                                               -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (10,345)     (153)
CASH AND CASH EQUIVALENTS, at beginning of period              19,264    17,565
                                                              -------   -------
CASH AND CASH EQUIVALENTS, at end of period                    $8,919   $17,412
                                                              ========  =======


Supplemental disclosure of cash flow information:
         Cash paid during the quarter for
          domestic and foreign income tax                   $   1,022   $    ---
                                                            =========   ========
         Cash paid during the quarter for interest          $   1,034   $   659
                                                            =========   ========

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



     All non-historical information set forth herein is based upon expectations and assumptions deemed reasonable by the Company. The Company can give no assurance that such expectations and assumptions will prove to have been correct, and actual results could differ materially from the information presented herein. The Company's periodic reports filed with the Securities and Exchange Commission should be consulted for a description of risk factors associated with an investment in the Company.

RESULTS OF OPERATIONS

         Contract revenues and net income for the three months ended December 31, 1997 increased 64% and 121%, respectively, compared to the three months ended December 31, 1996. This improvement in operating results reflect the impact of the ATWOOD HUNTER and the ATWOOD SOUTHERN CROSS commencing drilling operation after upgrades and of increases in dayrate revenues for the ATWOOD EAGLE, RICHMOND and ATWOOD FALCON coupled with RIG-200 and RIG-19 having reduced revenues in the first quarter of fiscal 1997 due to offshore platform installations. A comparative analysis of contract revenues is as follows:

                                   CONTRACT REVENUES
                   ---------------- ----------------- -------------
                     First Quarter     First Quarter
                       Fiscal 1998       Fiscal 1997     Variance
                   ---------------- ----------------- -------------
                                    (In millions)
ATWOOD HUNTER                $ 9.3             $ 3.5         $ 5.8
ATWOOD EAGLE                   7.4               4.7           2.7
RIG-200                        2.0               0.4           1.6
SOUTHERN CROSS                 1.4               0.0           1.4
RIG-19                         1.9               0.9           1.0
RICHMOND                       2.7               2.0           0.7
VICKSBURG                      1.9               1.3           0.6
ATWOOD FALCON                  4.5               4.2           0.3
SEAHAWK                        2.8               2.8           0.0
NORTH RANKIN 'A'               0.5               0.4           0.1
GOODWYN 'A'                    1.8               1.9         (0.1)
                   ---------------- ----------------- -------------
                             $36.2             $22.1         $14.1
                   ================ ================= =============





The VICKSBURG is currently in a Singapore shipyard undergoing upgrade and cantilever conversion. The ATWOOD EAGLE should finish its present contract around the end of February 1998, at which time it will be mobilized to the Mediterranean Sea to commence a minimum 200-day program at higher dayrates. The ATWOOD FALCON is currently drilling phase-one of its long-term contract in the Philippines, and the rig should enter a Southeast Asia shipyard to undergo its required water-depth upgrade around May/June, 1998. Preparations are being made to move RIG-19 to another platform.
     Contract drilling and management costs increased 29% during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. This increase was primarily due to commencement of drilling operations for the ATWOOD HUNTER and the ATWOOD SOUTHERN CROSS following upgrades, RIG-200 having no active drilling costs in the first quarter of fiscal 1997, RIG-19 being relocated to a new platform during the first quarter of fiscal 1997 with no revenues or costs being recognized during the relocation period and the VICKSBURG incurring increased costs in preparation for its mobilization to a shipyard for upgrade. A comparative analysis of contract drilling and management costs is as follows:






                                     CONTRACT DRILLING AND MANAGEMENT COSTS
                             -------------------------------------------------
                              First Quarter      First Quarter
                                Fiscal 1997       Fiscal 1996     Variance
                             -------------------------------------------------
                                              (In millions)
SOUTHERN CROSS                        $ 1.1               $ 0.0         $ 1.1
RIG-200                                 0.7                 0.0           0.7
RIG-19                                  1.5                 0.8           0.7
VICKSBURG                               1.4                 0.8           0.6
ATWOOD HUNTER                           2.2                 1.9           0.3
RICHMOND                                1.5                 1.3           0.2
ATWOOD FALCON                           1.8                 1.7           0.1
SEAHAWK                                 1.7                 1.7           0.0
GOODWYN `A'/NORTH RANKIN`A'             1.7                 1.7           0.0
ATWOOD EAGLE                            2.1                 2.5          (0.4)
OTHER                                   0.7                 0.3           0.4

                             -------------------------------------------------

                                      $16.4               $12.7          $3.7
                             =================================================


The reduction in operation cost for the ATWOOD EAGLE was due to a decline in repair and maintenance costs for the quarter. The increase in other costs was primarily due to currency exchange losses in Southeast Asia. Since most of the Company's drilling contracts provide for payments in US dollars, the Company's exposure to currency exchange losses is limited.

         The increase in depreciation expense was due to the commencement of upgrade cost depreciation of the ATWOOD HUNTER and ATWOOD SOUTHERN CROSS coupled with RIG-200 having no depreciation expense during the quarter ended December 31, 1996 since it did not start active drilling operation until January 1997. General and administrative expenses increased 31% primarily due to higher payroll related costs.

          A summary of the contract status of each of the Company's wholly or partially owned drilling rigs as of February 10, 1998 is as follows:


NAME OF RIG            LOCATION              CONTRACT STATUS

ATWOOD FALCON          Philippines           Currently drilling under
                                             a two phase program.  Phase one
                                             estimated to extend to June 1998.
                                             Upon completion of the Phase one
                                             program, the rig will be
                                             transported to Singapore to
                                             undergo an upgrade to enable the
                                             rig to operate in up to
                                             3,500 feet of water.  When the
                                             upgrade is completed
                                             (estimated the first quarter of
                                             fiscal 1999), the rig will
                                             be transported back to the
                                             Philippines to commence the
                                             three-year phase two drilling
                                             program.

ATWOOD HUNTER          United States
                       Gulf of Mexico        Term contract (estimated completion
                                             September 2000).

ATWOOD EAGLE           Equatorial Guinea     Estimated completion of contract is
                                             February/March, 1998.

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

RIG-200                Australia             Term contract (minimum duration of
                                             two-years from January 1997).

SEAHAWK                Malaysia              Term contract (estimated completion
                                             March 1999).

VICKSBURG             Singapore              Undergoing upgrade and
                                             refurbishment which is estimated
                                             to extend into the fourth quarter
                                             of fiscal 1998.

RIG-19                 Australia             Term contract (estimated drilling
                                             work of between 9 and 12
                                             months from February 1998).

RICHMOND               United States         Term contract (estimated completion
                       Gulf of Mexico        May 1998).

ATWOOD SOUTHERN
 CROSS                  Australia            In November 1997, the rig commenced
                                             drilling under a 300-day plus
                                             option contract.



LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal 1998, operating cash flows (before changes in working capital and other assets and liabilities) increased 88% from $6.5 million in fiscal 1997 to $12.2 million. During the first quarter of fiscal 1998, the Company utilized its internally generated funds plus an additional $7 million borrowed under the $125 million revolving credit facility to invest approximate $10.8 million in completing the upgrade and refurbishment of the ATWOOD SOUTHERN CROSS, to invest approximately $7.4 million in commencing the upgrade and refurbishment of the VICKSBURG, to invest approximately $5.6 million in equipment to be used for the upgrade of the ATWOOD FALCON, and to fund approximately $1.7 million in other capital expenditure. The Company anticipates spending between $35 and $40 million on the upgrade and refurbishment of the VICKSBURG and $50 million on the upgrade of the ATWOOD FALCON. The VICKSBURG is currently being marketed in its upgrade mode, and management is confident that a profitable contract will be obtained for the rig after its upgrade.

     Subsequent to December 31, 1997, the Company borrowed another $7 million under the revolving credit facility for a current outstanding debt of $72 million. The ATWOOD HUNTER, ATWOOD EAGLE and the RICHMOND plus $20 million of the United States treasury bonds are pledged as collateral under the revolving credit agreement. The anticipated operating cash flows plus proceeds available under the revolving credit facility should provide sufficient cash resources to fund all currently planned rig upgrades. Depending upon additional capital investments, anticipated future operating cash flows are expected to provide the Company with the option of repaying funds borrowed under the revolving credit facility prior to the required maturity. The Company will continue to review and adjust its planned capital expenditures and financing of such expenditures in light of current market conditions.

                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     ATWOOD OCEANICS, INC.
         (Registrant)




Date:  February 11, 1998                             s/JAMES M. HOLLAND
                                                    -------------------------
    James M. Holland
                                                    Senior Vice President
                                                    and Chief Accounting Officer