Form 10-Q
period 1998-03-31
ATWOOD OCEANICS INC
filed 1998-05-13
CIK 8411

=====================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1998
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998: 13,619,576 shares of Common Stock $1 par value

          =====================================================================

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

         The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 1998 and September 30, 1997, and the results of its operations and cash flows for the three months and six months ended March 31, 1998 and 1997, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1997 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   March 31,      September 30,
                                                     1998              1997
                                                        (In thousands)
ASSETS
  CURRENT ASSETS:
         Cash and cash equivalents                 $ 13,146          $ 19,264
         Accounts receivable                         28,941            16,353
         Inventories of materials and supplies,
          at lower of average cost or market          7,351             7,004
         Deferred tax assets                          1,820             1,820
         Prepaid expenses                             2,078             2,610
                                                      -----             -----
                  Total Current Assets               53,336            47,051
                                                     ------            ------
  SECURITIES HELD FOR INVESTMENT:
         Held-to-maturity, at amortized cost        22,583            22,581
         Available-for-sale, at fair value             438               389
                                                       ---               ---
                                                    23,021            22,970
                                                    ------            ------
  PROPERTY AND EQUIPMENT:
         Drilling vessels, equipment
          and drill pipe                            282,986           249,496
         Other                                        5,748             5,363
                                                       ----             -----
                                                    288,734           254,859
              Less-accumulated depreciation         119,477           110,936
                                                    -------           -------
              Net Property and Equipment            169,257           143,923
                                                    -------           -------
  DEFERRED COSTS AND OTHER ASSETS                     1,652             1,386
                                                      -----             -----
                                                   $247,266          $215,330
                                                   ========          ========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      March 31,   September 30,
                                                          1998          1997
                                                           (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
         Current maturities of long-term debt            $  750      $   750
         Accounts payable                                 3,104        5,323
         Accrued liabilities                             11,472       13,429
                                                         ------       ------
                  Total Current Liabilities              15,326       19,502
                                                         ------       ------
  LONG-TERM DEBT, net of current maturities              72,000       58,750
                                                         ------       ------
  DEFERRED CREDITS:
         Income taxes                                     4,427        1,810
         Other                                           11,952       12,579
                                                         ------       ------
                                                         16,379       14,389
                                                         ------       ------
  SHAREHOLDERS' EQUITY:
         Preferred stock, no par value;
                  1,000,000 shares authorized,
                  none outstanding                         ---
         Common stock, $1 par value;
                  20,000,000 share authorized
                  with 13,607,000 and 13,546,000
                  shares issued and outstanding          13,607       13,546
         Paid-in capital                                 50,524       50,104
         Net unrealized holding loss on
                  available-for-sale securities             (80)        (112)
         Retained earnings                               79,510       59,151
                                                           ---         ---
              Total Shareholders' Equity                143,561      122,689
                                                        -------      -------
                                                      $ 247,266    $ 215,330
                                                      =========    =========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended       Six Months Ended
                                       March 31,            March 31,
                                       ---------            ---------
                                      1998      1997        1998         1997
                                      ------    ------      ----         ----
                                (In thousands except per (In thousands except
                                     share amounts)         per share amounts)
REVENUES:
         Contract drilling          $ 40,989  $ 20,247  $ 76,757     $ 41,914
         Contract management             439       558       895          984
                                       -----     -----     -----        -----
                                      41,428    20,805    77,652       42,898
                                      ------    ------    ------       ------
COSTS AND EXPENSES:
         Contract drilling            15,869    11,767    31,938       24,173
         Contract management             385       211       739          465
         Depreciation                  4,810     2,410     8,882        4,712
         General and administrative    1,847     1,693     3,831        3,204
                                       -----     -----     -----        -----
                                      22,911    16,081    45,390       32,554
                                       -----    ------    ------       ------
OPERATING INCOME                      18,517     4,724    32,262       10,344
                                      ------     -----    ------       ------
OTHER INCOME (EXPENSE)
         Interest expense             (1,102)     (199)   (2,141)        (731)
         Interest income                 551       592     1,134        1,238
                                         ---       ---   -------        -----
                                        (551)      393    (1,007)         507
                                        ----       ---    ------          ---
INCOME BEFORE INCOME TAXES            17,966     5,117    31,255       10,851
PROVISION FOR INCOME TAXES             6,284     2,003    10,896        3,818
                                       -----     -----    ------        -----
NET INCOME                           $11,682    $3,114   $20,359       $7,033
                                     =======    ======   =======       ======
EARNINGS PER SHARE
              Basic                    $ .86     $ .23     $1.50        $ .52
              Diluted                  $ .84     $ .23     $1.47        $ .51

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
            Basic                     13,571    13,466    13,560       13,440
            Diluted                   13,838    13,732    13,824       13,697

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Six Months Ended
                                                           March 31,
                                                         1998          1997
                                                        (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                           $20,359        $7,033
                                                       -------        ------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
         Depreciation                                    8,882         4,712
         Amortization of deferred items                 (1,197)          231
         Deferred tax provision                          2,600           ---
  Changes in assets and liabilities:
         Decrease (increase) in accounts receivable    (12,588)        1,283
         Increase (decrease) in accounts payable
          and accrued liabilities                       (4,176)        2,089
         Deferred mobilization revenues                  1,200         6,938
         Other                                             371        (1,566)
                                                         -----       -------
            Total adjustments                           (4,908)       13,687
                                                       --------       ------
            Net cash provided by operating activities   15,451        20,720
                                                       --------       ------
CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures                          (35,300)      (14,597)
         Investment in RIG-200                             ---          (526)
                                                        ------         -----
             Net cash used by investing activities     (35,300)      (15,123)
                                                      --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
          Proceeds from credit facilities          14,000         5,000
          Proceeds from exercises of stock options         481           615
          Principal payments on long-term debt            (750)      (15,702)
                                                          ----       -------
             Net cash provided (used) by
               financing activities                     13,731       (10,087)
                                                        ------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (6,118)       (4,490)
CASH AND CASH EQUIVALENTS, at beginning of period       19,264        17,565
                                                       --------       ------
CASH AND CASH EQUIVALENTS, at end of period            $13,146       $13,075
                                                       =========     =======


Supplemental disclosure of cash
          flow information:
         Cash paid during the period for
          domestic and foreign income tax            $  9,495       $  2,369
                                                     ========      =========
         Cash paid during the period for
          interest, net of amount capitalized        $  1,084       $    852
                                                     ========      =========

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

RESULTS OF OPERATIONS

         Contract revenues and net income for the three months ended March 31, 1998 increased 99% and 275%, respectively, compared to the three months ended March 31, 1997. For the first half of fiscal 1998 compared to the first half of fiscal 1997, contract revenues and net income increased 81% and 189%, respectively. These improvements in operating results reflect the impact of the ATWOOD HUNTER and the ATWOOD SOUTHERN CROSS commencing drilling operation after upgrades and of increases in dayrate revenues for the ATWOOD EAGLE, ATWOOD FALCON, RIG 200 and RICHMOND coupled with RIG-19 having reduced revenues in the first quarter of fiscal 1998 due to a move to a new offshore installation. A comparative analysis of contract revenues for the second quarter is as follows:

                             CONTRACT REVENUES
    - ------------------------- ---- ----------------------------
                           Second Quarter      Second Quarter
                            Fiscal 1998         Fiscal 1997         Variance
                      ----------------------  ------------------  -----------
                                                 (In millions)
ATWOOD HUNTER              $ 8.6                  $ 0.0              $ 8.6
SOUTHERN CROSS               5.7                    0.0                5.7
ATWOOD EAGLE                 8.6                    4.6                4.0
ATWOOD FALCON                8.1                    4.1                4.0
RIG-200                      2.0                    1.6                0.4
RICHMOND                     2.4                    2.2                0.2
SEAHAWK                      2.8                    2.8                0.0
VICKSBURG                    0.0                    1.2               (1.2)
RIG-19                       1.2                    1.9               (0.7)
GOODWYN `A'                  1.6                    1.8               (0.2)
NORTH RANKIN `A'             0.4                    0.6               (0.2)
                           $41.4                  $20.8              $20.6
                            ====                  =====              =====

In April 1998, the ATWOOD EAGLE was relocated from West Africa to the Mediterranean Sea and has commenced a minimum 200-day drilling program at higher dayrates. The ATWOOD FALCON is drilling the last well of its phase-one program in the Philippines. Upon completion of this well, the rig will be mobilized to a shipyard in Singapore to undergo a water-depth upgrade which will take five to six months to complete. The VICKSBURG is currently in a Singapore shipyard undergoing upgrade and cantilever conversion.

Contract drilling and management cost increased 36% and 33%, respectively, for the three months and six months periods ended March 31, 1998 compared to the same periods in fiscal 1997. This increase was primarily due to commencement of drilling operations for the ATWOOD SOUTHERN CROSS and ATWOOD HUNTER following upgrades. A comparative analysis of contract drilling and management costs for the second quarter is as follows:

                                       CONTRACT DRILLING AND MANAGEMENT COSTS
                             ---------------------------------------------------
                                    Second             Second
                                   Quarter            Quarter        Variance
                               Fiscal 1998        Fiscal 1997
                             --------------    ---------------   -------------
                                                  (In millions)
SOUTHERN CROSS                       $ 3.4              $ 0.0           $ 3.4
ATWOOD HUNTER                          2.1                0.0             2.1
ATWOOD EAGLE                           2.7                2.4             0.3
ATWOOD FALCON                          1.8                1.7             0.1
RICHMOND                               1.3                1.3             0.0
RIG-200                                0.6                0.6             0.0
SEAHAWK                                1.4                1.7            (0.3)
RIG-19                                 0.8                1.5            (0.7)
VICKSBURG                              0.0                0.9            (0.9)
GOODWYN `A'/NORTH RANKIN `A'           1.7                1.5             0.2
OTHER                                  0.5                0.4             0.1
                                       ---                ---             ---
                                     $16.3              $12.0            $4.3
                                     =====              =====            ====

The increase in operating costs for the ATWOOD EAGLE was due to higher repair and maintenance costs for the quarter. The reduction in operating costs for RIG-19 was due to the rig being relocated to a new platform during the quarter with no revenues or costs being recognized during the relocation period. During the VICKSBURG upgrade period, no operating costs are being incurred.

The increase in depreciation expense was due to the commencement of upgrade cost depreciation of the ATWOOD HUNTER and ATWOOD SOUTHERN CROSS. General and administrative expenses increased 9% primarily due to higher payroll related costs.

A summary of the contract status of each of the Company's wholly or partially owned drilling rigs as of April 30, 1998 is as follows:

NAME OF RIG         LOCATION          CONTRACT STATUS
ATWOOD FALCON       Philippines       Currently drilling the last well under the
                                      phase-one portion of a two-phase drilling program. Upon completion of the
                                      Phase one program, the rig will be
                                      transported to Singapore to undergo an
                                      upgrade to enable the rig to operate in up to 3,500 feet of water. When the upgrade is completed (estimated the first quarter of fiscal 1999), the rig will be transported back to the Philippines to commence the three-year phase two drilling program.

ATWOOD HUNTER       United States     Term contract (estimated completion
                    Gulf of Mexico    September 2000).

ATWOOD EAGLE        Mediterranean Sea At the end of April 1998, the rig
                                      commenced a minimum 200-day drilling
                                      program.

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

RICHMOND            United  States    Term  contract  (estimated  completion
                    Gulf of Mexico    November 1998).

ATWOOD
SOUTHERN CROSS     Australia          In November 1997, the rig commenced
                                      drilling under a 300-day plus option
                                      contract.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended March 31, 1998 compared to the same period in fiscal 1997, operating cash flows (before changes in working capital and other assets and liabilities) increased 156%. During the first six-months of fiscal 1998, the Company utilized its internally generated funds plus an additional $14 million borrowed under the $125 million revolving credit facility to invest $12.4 million in completing the upgrade and refurbishment of the ATWOOD SOUTHERN CROSS, to invest $13.2 million in commencing the upgrade and refurbishment of the VICKSBURG, to invest $6.6 million in equipment to be used for the upgrade of the ATWOOD FALCON, and to invest $3.1 million in other capital expenditures. The Company anticipates spending between $35 and $40 million on the upgrade and refurbishment of the VICKSBURG and $50 million on the upgrade of the ATWOOD FALCON. The VICKSBURG is currently being marketed in its upgraded mode, and management remains confident that a profitable contract will be obtained for the rig after its upgrade.

     Higher dayrate revenues have resulted in accounts receivable increasing from $16.4 million at September 30, 1997 to $28.9 million at March 31, 1998. The Company continues to experience no difficulties in collecting its account receivables, with no requirement for an allowance for doubtful accounts.
Anticipated operating cash flows plus proceeds available under the revolving credit facility should provide sufficient cash resources to fund all currently planned rig upgrades. Depending upon additional capital investments, anticipated future operating cash flows are expected to provide the Company with the option of repaying funds borrowed under the revolving credit facility prior to the required maturity. The Company will continue to review and adjust its planned capital expenditures and financing of such expenditures in light of current market conditions.

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



                                                 ATWOOD OCEANICS, INC.
         (Registrant)




Date:  May 13, 1998                                 s/JAMES M. HOLLAND
                                               -------------------------
    James M. Holland
                                                Senior Vice President
                                                and Chief Accounting Officer