Form 10-Q
period 1998-06-30
ATWOOD OCEANICS INC
filed 1998-08-13
CIK 8411

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

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1998
                         COMMISSION FILE NUMBER 1-13167

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No

     Number of outstanding shares of Common Stock, $1 par value, as of July 31, 1998: 13,624,576 shares.

     ===========================================================================

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

         The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 1998 and September 30, 1997, and the results of its operations and cash flows for the three months and nine months ended June 30, 1998 and 1997, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1997 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     June 30,     September 30,
                                                       1998            1997
                                                         (In thousands)
ASSETS
  CURRENT ASSETS:
         Cash and cash equivalents                     $ 14,588     $ 19,264
         Accounts receivable                             27,200       16,353
         Inventories of materials and supplies,
          at lower of average cost or market              7,658        7,004
         Deferred tax assets                              1,820        1,820
         Prepaid expenses                                   769        2,610
                                                         ------       ------
                  Total Current Assets                   52,035       47,051
                                                         ------       ------
  SECURITIES HELD FOR INVESTMENT:
         Held-to-maturity, at amortized cost             22,584       22,581
         Available-for-sale, at fair value                  405          389
                                                         ------       ------
                                                         22,989       22,970
                                                         ------       ------
  PROPERTY AND EQUIPMENT:
         Drilling vessels, equipment
          and drill pipe                                304,420      249,496
         Other                                            5,906        5,363
                                                         ------        -----
                                                        310,326      254,859
              Less-accumulated depreciation             124,000      110,936
                                                        -------      -------
              Net Property and Equipment                186,326      143,923
                                                        -------      -------
  DEFERRED COSTS AND OTHER ASSETS                         1,903        1,386
                                                          -----        -----
                                                       $263,253     $215,330
                                                       ========     ========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    June 30,       September 30,
                                                       1998              1997
                                                          (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
         Current maturities of long-term debt         $  750          $   750
         Accounts payable                              4,343            5,323
         Accrued liabilities                          11,676           13,429
                                                      ------           ------
                  Total Current Liabilities           16,769           19,502
                                                      ------           ------
  LONG-TERM DEBT, net of current maturities           72,000           58,750
                                                      ------           ------
  DEFERRED CREDITS:
         Income taxes                                  4,819            1,810
         Other                                        15,913           12,579
                                                      ------           ------
                                                      20,732           14,389
                                                      ------           ------
  SHAREHOLDERS' EQUITY:
         Preferred stock, no par value;
                  1,000,000 shares authorized,
                  none outstanding                      ---              ---
         Common stock, $1 par value;
                  20,000,000 share authorized
                  with 13,625,000 and 13,546,000
                  shares issued and outstanding      13,625           13,546
         Paid-in capital                             50,684           50,104
         Net unrealized holding loss on
          available-for-sale securities                (101)            (112)
         Retained earnings                           89,544           59,151
                                                     ------           ------
              Total Shareholders' Equity            153,752          122,689
                                                    -------          -------
                                                  $ 263,253        $ 215,330
                                                  =========        =========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended       Nine Months Ended
                                           June 30,                  June 30,
                                     ------------------      -------------------
                                            1998     1997         1998     1997
                                       (In thousands,            (In thousands,
                                         except per                except per
                                        share amounts)            share amounts)
REVENUES:
     Contract drilling and management  $ 39,294  $ 22,069   $ 116,946 $ 64,967
                                       --------  --------   --------- --------

COSTS AND EXPENSES:
     Contract drilling and management    17,088    12,894      49,765   37,532
     Depreciation                         4,572     2,493      13,454    7,205
     General and administrative           1,826     1,432       5,657    4,636
                                          -----     -----       -----    -----
                                         23,486    16,819      68,876   49,373
                                         ------    ------      ------   ------

OPERATING INCOME                         15,808     5,250      48,070   15,594
  Other Income (expense)                  (305)       410     (1,312)      917
                                          -----       ---     -------      ---

INCOME BEFORE INCOME TAXES               15,503     5,660      46,758   16,511
      Provision for income taxes          5,469     1,998      16,365    5,816
                                          -----     -----      ------    -----

NET INCOME                              $10,034    $3,662     $30,393  $10,695
                                        =======    ======     =======  =======

EARNINGS PER SHARE
              Basic                      $ 0.74    $ 0.27       $2.24   $ 0.79
              Diluted                    $ 0.72    $ 0.27       $2.20   $ 0.78

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
            Basic                        13,623    13,492      13,581   13,456
            Diluted                      13,866    13,755      13,830   13,708

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                 June 30,
                                                         -----------------------
                                                             1998          1997
                                                            -----         -----
                                                             (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                $30,393     $10,695
                                                            -------     -------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
         Depreciation                                        13,454       7,205
         Amortization of deferred items                      (1,780)        106
               Deferred tax provision (benefit)               3,003        (550)
  Changes in assets and liabilities:
         Decrease (increase) in accounts receivable         (10,847)      2,930
         Increase (decrease) in accounts payable
          and accrued liabilities                            (2,733)      5,157
         Deferred mobilization revenues                       6,300       6,938
         Other                                                  597      (3,561)
                                                              -----      ------
            Total adjustments                                 7,994      18,225
                                                             ------      ------
            Net cash provided by operating activities        38,387      28,920
                                                             ------      ------
CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures                               (56,972)    (41,055)
                                                            -------      ------
             Net cash used by investing activities          (56,972)    (41,055)
                                                            -------      ------
CASH FLOW FROM FINANCING ACTIVITIES:
               Proceeds from credit facilities               14,000      20,000
          Proceeds from exercises of stock options              659         737
          Principal payments on long-term debt                 (750)    (16,452)
                                                               ----     -------
             Net cash provided by financing activities       13,909       4,285
                                                             ------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (4,676)     (7,850)
CASH AND CASH EQUIVALENTS, at beginning of period            19,264      17,565
                                                             ------      ------
CASH AND CASH EQUIVALENTS, at end of period                 $14,588      $9,715
                                                            =======      ======


Supplemental disclosure of cash flow information:
         Cash paid during the period for domestic
               and foreign income tax                     $ 14,936      $ 3,799
                                                          ========      =======
         Cash paid during the period for interest,
               net of amount capitalized                  $  2,714      $ 1,242
                                                          ========      =======

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All non-historical information set forth herein is based upon expectations and assumptions deemed reasonable by the Company. The Company can give no assurance that such expectations and assumptions will prove to have been correct, and actual results could differ materially from the information presented herein. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed within this item and elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

         Contract revenues and net income for the three months ended June 30, 1998 increased 78% and 174%, respectively, compared to the three months ended June 30, 1997. For the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997, contract revenues and net income increased 80% and 184%, respectively. These improvements in operating results reflect the impact of the ATWOOD HUNTER and the ATWOOD SOUTHERN CROSS commencing drilling operations in late 1997 after upgrades and of increases in dayrate revenues for the ATWOOD EAGLE, ATWOOD FALCON, RIG 200 and RICHMOND. A comparative analysis of contract revenues is as follows:



                                          CONTRACT REVENUES
                    ------------------------------------------------------------
                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                    --------------------------     -----------------------------
                   June 30, June 30,              June 30,  June 30,
                      1998     1997   Variance      1998      1997    Variance
                                          (In millions)
ATWOOD HUNTER         $8.7     $0.0     $8.7       $26.6      $3.5      $23.1
SOUTHERN CROSS         6.4      0.0      6.4        13.5       0.0       13.5
ATWOOD EAGLE           8.2      5.0      3.2        24.2      14.3        9.9
RICHMOND               3.1      2.3      0.8         8.2       6.5        1.7
ATWOOD FALCON          4.7      4.2      0.5        17.3      12.5        4.8
RIG-200                1.9      1.9      ---         5.9       3.9        2.0
SEAHAWK                2.8      2.8      ---         8.5       8.4        0.1
RIG-19                 1.9      2.1     (0.2)        4.9       4.9        0.0
VICKSBURG              0.0      1.3     (1.3)        1.9       3.8       (1.9)
NORTH RANKIN `A'       0.9      0.6      0.3         1.8       1.6        0.2
GOODWYN `A'            0.7      1.9     (1.2)        4.1       5.6       (1.5)
                     -----    -----    -----      ------     -----      -----
                     $39.3    $22.1    $17.2      $116.9     $65.0      $51.9
                     =====    =====    =====      ======     =====      =====

         In April 1998, the ATWOOD EAGLE was relocated from West Africa to Egypt. While drilling off the coast of Egypt, the rig incurred some damage which did not interfere with its ability to complete its drilling program in Egypt, but did require repairs at a shipyard in June prior to commencing its current drilling program offshore Italy. Except for a $250,000 insurance deductible, the cost of the repairs should be covered by insurance. The third quarter operating results for the ATWOOD EAGLE reflect 15 days with no revenue while the rig was undergoing repairs. The ATWOOD FALCON was transported to a Singapore shipyard in late May to commence its water-depth upgrade which should take five to six months to complete. The VICKSBURG is also in a Singapore shipyard undergoing upgrade and cantilever conversion. The decline in revenues from the GOODWYN `A' is due to the rig being upgraded by its Australian owner with the Company providing reduced services to the rig during the upgrade period.

         Contract drilling and management cost increased 33% for both the three months and nine months ended June 30, 1998 compared to the same periods in fiscal 1997. This increase was primarily due to commencement of drilling operations for the ATWOOD SOUTHERN CROSS and ATWOOD HUNTER following upgrades. A comparative analysis of contract drilling and management costs is as follows:

                                      CONTRACT DRILLING AND MANAGEMENT COSTS
                   ---------------------------------------------------------
                         THREE MONTHS ENDED              NINE MONTHS ENDED
                   --------------------------        -----------------------
                  June 30,   June 30,               June 30,  June 30,
                     1998       1997  Variance       1998        1997   Variance
                 --------    -------  --------        --------
                                         (In millions)
ATWOOD HUNTER       $2.5      $0.0       $2.5          $6.8    $ 1.9      $4.9
SOUTHERN CROSS       3.2       0.0        3.2           7.7      0.0       7.7
ATWOOD EAGLE         3.1       2.6        0.5           8.0      7.5       0.5
RICHMOND             1.6       1.3        0.3           4.4      3.9       0.5
ATWOOD FALCON        1.2       1.8       (0.6)          4.9      5.2      (0.3)
RIG-200              0.6       0.7       (0.1)          2.0      1.3       0.7
SEAHAWK              1.5       1.9       (0.4)          4.5      5.3      (0.8)
RIG-19               1.4       1.6       (0.2)          3.6      3.9      (0.3)
VICKSBURG            0.0       1.0       (1.0)          1.4      2.7      (1.3)
NORTH RANKIN `A'     0.9       0.2        0.7           1.6      0.6       1.0
GOODWYN `A'          0.7       1.4       (0.7)          3.3      4.4      (1.1)
OTHER                0.4       0.4        0.0           1.6      0.8       0.8
                    ----      ----       ----          ----     ----      ----
                   $17.1     $12.9       $4.2         $49.8    $37.5     $12.3
                   =====     =====      =====         =====    =====     =====


         The increase in operating costs for the ATWOOD EAGLE was due to higher repair and maintenance costs for the quarter. Higher operating costs for the RICHMOND were due to increases in repair and maintenance costs and payroll related costs. During the ATWOOD FALCON and VICKSBURG upgrade periods, no operating costs are being incurred, resulting in lower operating costs in the current year than in comparable periods of fiscal 1997. The decrease in the SEAHAWK operating costs is primarily due to Malaysian currency exchange gains. The increase in NORTH RANKIN `A' costs and the decrease in GOODWYN `A' costs are due to an increase in personnel service provided to the NORTH RANKIN `A' with a decrease in service provided to GOODWYN `A' during its upgrade period.

         The 22% increase in general and administrative expenses for the nine months ended June 30, 1998 is primarily due to higher payroll related costs. The increase in depreciation expense is due to the commencing of upgrade costs depreciation of the ATWOOD HUNTER and ATWOOD SOUTHERN CROSS. A comparative analysis of depreciation expense is as follows:


                                                       DEPRECIATION EXPENSE
                 ---------------------------------------------------------------
                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                 -------------------------------   -----------------------------
                 June 30,  June 30,               June 30,    June 30,
                  1998      1997    Variance        1998        1997    Variance
                 ------    ------   --------       ------   ---------   --------
                                        (In millions)
ATWOOD HUNTER     $1.2     $0.0       $1.2         $3.7        $0.3        $3.4
SOUTHERN CROSS     0.9      0.0        0.9          2.1         0.0         2.1
ATWOOD EAGLE       0.5      0.5        0.0          1.6         1.6         0.0
ATWOOD FALCON      0.4      0.7       (0.3)         1.8         2.0        (0.2)
SEAHAWK            0.6      0.6        0.0          1.8         1.7         0.1
RIG-200N           0.5      0.5        0.0          1.6         1.0         0.6
RICHMOND           0.2      0.1        0.1          0.4         0.3         0.1
OTHER              0.3      0.1        0.2          0.5         0.3         0.2
                   ---      ---        ---          ---         ---         ---
                  $4.6     $2.5       $2.1        $13.5        $7.2        $6.3
                  ====     ====       ====         ====        ====        ====

         A summary of the contract status of each of the Company's wholly or partially owned drilling rigs as of August 5, 1998 is as follows:


NAME OF RIG          LOCATION           CONTRACT STATUS
ATWOOD HUNTER        United States      Term contract (estimated completion
                     Gulf of Mexico      September 2000).

ATWOOD
SOUTHERN CROSS       Australia          Estimated completion September 1998.

ATWOOD FALCON        Singapore          Currently undergoing a major upgrade,
                                        which when completed (estimated the
                                        first quarter of fiscal 1999), the  rig
                                        will commence a three-year drilling
                                        program.

ATWOOD EAGLE         Mediterranean Sea  Term contract (estimated completion
                                        March 1999).Current contract discussions which, if executed, should have rig under contract for all of fiscal 1999.

RIG-200              Australia          Term contract (minimum duration of
                                        two-years from January 1997).

SEAHAWK              Malaysia           Term contract (estimated completion
                                        December 1998).  Currently discussing
                                        contract extension.

VICKSBURG            Singapore          Undergoing upgrade and refurbishment
                                        which could extend into the first
                                        quarter of fiscal 1999.

RIG-19               Australia          Term contract (estimated completion
                                        March 1999).

RICHMOND             United States
                     Gulf of Mexico     Term contract(estimated completion March
                                        1999).


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended June 30, 1998 compared to the same period in fiscal 1997, operating cash flows (before changes in working capital and other assets and liabilities) increased 158%. During the first nine-months of fiscal 1998, the Company utilized its internally generated funds plus an additional $14 million borrowed under the $125 million revolving credit facility to invest $12.7 million in completing the upgrade and refurbishment of the ATWOOD SOUTHERN CROSS, to invest $20.9 million in the upgrade and refurbishment of the VICKSBURG, to invest $18.8 million in the upgrade of the ATWOOD FALCON, and to invest $4.6 million in other capital expenditures. The Company anticipates spending between $35 and $40 million on the upgrade and refurbishment of the VICKSBURG and $50 million on the upgrade of the ATWOOD FALCON. The VICKSBURG is currently being marketed in its upgraded mode, and despite near-term market softness, the Company expects this enchanced, quality rig to be a significant contributor to its success over the long-term.

         Lower crude oil prices are causing reduction in exploration and production budgets with corresponding downward pressure on dayrates for certain drilling units. Despite this present softness in the market, the Company's contract commitments on its third-generation semisubmersibles should provide for a high level of revenues during fiscal 1999. Higher dayrate revenues have resulted in accounts receivable increasing from $16.4 million at September 30, 1997 to $27.2 million at June 30, 1998. The Company continues to experience no difficulties in collecting its accounts receivable, with no requirement for an allowance for doubtful accounts.

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

YEAR 2000

         The Company is in the process of completing a Year 2000 assessment of its worldwide operations. Certain software operating systems are in the process of being modified so that they function properly with respect to dates in the Year 2000 and thereafter. The Company does not expect that such costs to modify existing software and conversions to new software will be material to its financial condition or results of operations. The Company believes that with modifications to existing software and conversion to new software, the Year 2000 issue will not pose significant operational problems and will not materially affect its financial condition or results of operations. The Company does not currently have information concerning the Year 2000 compliance of its suppliers and customers. In the event the Company's major suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's operations could be adversely affected.

NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standard requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 is effective for fiscal year beginning after June 14, 1999. In the opinion of management, the adoption of Statement 133 will not have a material impact on the Company's financial statements.

                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

     Well control measures are currently being undertaken on a well being drilled by the semisubmersible, ATWOOD EAGLE, offshore Italy, after encountering high pressure during drilling operations on August 10, 1998. The rig has not been damaged.

TO OUR SHAREHOLDERS AND EMPLOYEES

     Contract revenues of $116.9 million and net income of $30.4 million for the nine months ended June 30, 1998 were not only a record performance for a nine-month period, but exceeded any historical results for a twelve-month period. Net income of $10.0 million, on contract revenue of $39.3 million, for the three months ended June 30, 1998, was the Company's second best quarterly performance, exceeded only by the results for the quarter ended March 31, 1998.

     The record earnings and cash flow currently being experienced by the Company are due to the renewal in late 1997 and early 1998 of several of the Company's contracts at higher dayrates and the commencement of term contracts in late 1997 for the ATWOOD HUNTER and ATWOOD SOUTHERN CROSS, following the major enhancement and water-depth upgrade of both units. The Company's three third-generation semisubmersibles, ATWOOD HUNTER, ATWOOD FALCON and ATWOOD EAGLE should account for approximately 70 percent of fiscal year 1998 gross margin from drilling operations. With long-term contracts for the ATWOOD HUNTER and ATWOOD FALCON into year 2000 and 2001, respectively, and with the ATWOOD EAGLE contracted for a significant portion of 1999, over 80 percent of potential revenue days for these high-margin rigs are already committed for the next twelve months. In the near term, lower crude oil prices are causing reductions in exploration and production budgets with corresponding downward pressure on dayrates for certain drilling units with contracts expiring during 1998. Despite this present softness in the market, the Company's contract commitments should provide for a high level of revenues during fiscal 1999. We believe that the longer-term outlook remains positive.

     The ATWOOD FALCON is in a Singapore shipyard undergoing major upgrade to 3,500 ft. water-depth for a three-year contract in the Philippines expected to commence during the first quarter of fiscal year 1999. The jack-up, VICKSBURG, is also undergoing a significant cantilever upgrade in Singapore. The Company is currently exploring contract opportunities for the VICKSBURG and despite near-term market softness, expects this enhanced, quality rig to be a significant contributor to the Company's success over the longer-term.

     The ATWOOD EAGLE is in Italy drilling its second well in the Mediterranean Sea. Repairs to the ATWOOD EAGLE from damage it incurred while operating off the coast of Egypt were completed ahead of schedule. A contract has been executed for the ATWOOD EAGLE to drill an estimated 100 days in Egypt at an increase in dayrate following completion of its initial 200-day contract commitments in Italy and Egypt.

     The ATWOOD HUNTER is on its fourth well of a three-year contract in the Gulf of Mexico following major upgrade last year to 3,500 ft. water-depth. The ATWOOD SOUTHERN CROSS is drilling its fifth well in Australia following major upgrade in late 1997. While present market conditions could impact the financial performance of the SOUTHERN CROSS following its current contract commitment, we believe that the rig will be a significant contributor to financial results on a longer-term basis.

     The contract for the RICHMOND, continuously employed in the U.S. Gulf of Mexico since early 1993, has been extended for another 6 months to March 31, 1999. While the extension will be at lower rates due to current market conditions, the rig's unique operating characteristics and performance are contributing to its full employment. On a longer-term basis, we believe the RICHMOND will continue to be an attractive unit with good upside potential. The SEAHAWK is a candidate for upgrade and enhancement as a semisubmersible tender-assist unit following the completion of its current drilling program in fiscal year 1999.

     The Company is committed to maintaining its reputation for international operations and premium equipment. The pursuit of safe operations remains foremost on our agenda. Highly skilled personnel, quality and diverse equipment, financial strength, and a contract backlog and mix provide the Company a strong foundation for protecting and enhancing shareholders' value. We appreciate the support of employees, shareholders, and clients, all of whom play important roles in the Company's success.


                                           John Irwin
                                           President and Chief Executive Officer
                                           Atwood Oceanics, Inc.
                                           August 5, 1998


NOTICE OF SHAREHOLDER PROPOSALS

         The Securities and Exchange Commission recently adopted amendments to the discretionary voting provisions of Rule 14a-4 of the proxy rules. The changes became effective June 29, 1998. The amendments were intended to clarify when management may use the discretionary authority customarily contained in a proxy to vote against shareholder proposals made outside the mechanism of Rule 14a-8, such as proposals made by a shareholder from the floor of the meeting or through an independent proxy solicitation.

         Rule 14a-4(c) has always clearly authorized management to use discretionary authority granted in a proxy to vote against any shareholder proposal validly omitted from the Company's proxy materials pursuant to Rule 14a-8. With respect to proposals made entirely outside the mechanism of Rule 14a-8, such as a proposal that the proponent makes only from the floor of the meeting or a proposal that is the subject of an independent proxy solicitation by the proponent, Rule 14a-4(c) was somewhat ambiguous.

         Under revised Rule 14a-4(c), management may exercise discretionary authority to vote against any shareholder proposal of which they did not have notice at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting. The Company's proxy statement or proxy card must simply state that management intends to use its discretionary authority in this way as a general matter.

         If management receives notice of a non-14a-8 proposal on or before the required date, revised Rule 14a-4(c) still permits management to use discretionary voting authority to vote against the proposal. To do so, however, the Company's proxy materials must also include advice on the nature of the particular matter and how the Company intends to exercise its discretion on it.

         Management may not use discretionary authority under revised Rule 14a-4(c) to vote against a proposal with respect to which timely notice has been given, if, in addition, the proponent (1) provides the Company by the notice date with a written statement that it intends to solicit proxies from the holders of at least the percentage of the Company's voting shares required to carry the proposal, (2) includes a statement to that effect in the proponent's proxy statement, and (3) thereafter provides the registrant with a verification that such a solicitation has occurred. In such a case, management would have to solicit specific proxy authority in its own proxy materials in order to vote against the proposal rather than rely on discretion.

         Revised Rule 14a-4(c) further provides that in the event of any advance notice bylaw requiring that notice of a shareholder proposal be given by a certain date, then the date designated in the advance notice bylaw will apply in lieu of the 45 days designated in revised Rule 14a-4(c). The Company's Bylaws do not currently include an advance notice requirement for shareholder proposals. Therefore, the 45-day period described above will apply for purposes of determining the ability of management to exercise discretionary authority with respect to shareholder proposals pursuant to revised Rule 14a-4(c).

         At the next annual meeting of shareholders, management may exercise discretionary authority under its proxies, pursuant to revised Rule 14a-4(c), to vote against any shareholder proposal of which the Company does not have notice on or before November 28, 1998, which is 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting.

                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.      Financial Data Schedule

         99.1     Press Release on Atwood Eagle dated August 11, 1998

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ATWOOD OCEANICS, INC.





Date:  August 13, 1998                           s/JAMES M. HOLLAND
                                                 -------------------------
                                                 James M. Holland
                                                 Senior Vice President
                                                 and Chief Accounting Officer

EXHIBIT INDEX


27.  FINANCIAL DATA SCHEDULE

99.1 PRESS RELEASE ON ATWOOD EAGLE DATED AUGUST 11, 1998