Form 10-K
period 1998-09-30
ATWOOD OCEANICS INC
filed 1998-12-18
CIK 8411

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

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998
                          COMMISSION FILE NUMBER 0-6352

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K { }

The aggregate market value of the voting stock held by non-affiliates of the registrants as of November 30, 1998 is $ 199,000,000.

The number of shares outstanding of the issuer's class of Common Stock, as of November 30, 1998: 13,624,926 shares of Common Stock, $1 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 1998 - Referenced in Parts I, II and IV of this report.
(2) Proxy Statement for Annual Meeting of Shareholders to be held
February 11, 1999 - Referenced in Part III of this report.
================================================================================

                                     PART I


ITEM 1. BUSINESS

     Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company" or "Registrant", unless the context requires otherwise), a corporation organized in 1968 under the laws of the State of Texas, is engaged in contract drilling of exploratory and development oil and gas wells in offshore areas and related support, management and consulting services. The
Company currently owns (i) three "third-generation" semisubmersibles, one "second-generation" semisubmersible, one jack-up, one "second-generation" semisubmersible tender assist rig, one submersible, and one modular, self-contained platform rig, and (ii) a 50 percent interest in a new generation platform rig. The Company also provides labor, supervisory and consulting services to two operator-owned platform rigs in Australia.

      In fiscal 1998, the Company's revenues, operating cash flows and net income were the highest in its history. For the last five fiscal years, the Company has maintained 99 percent utilization of its drilling equipment, resulting in five consecutive years of improved profitability. However, during the second half of fiscal 1998, the price for oil declined which has resulted in some curtailment of worldwide drilling activities, especially for jack-ups and shallow water drilling rigs. Currently, the price for oil is approximately $12 per barrel, with worldwide fleet utilization for mobile offshore rigs at less than 90 percent.

     Historically, most of the Company's drilling operations have been conducted outside United States waters. Approximately 69, 88 and 92 percent of the Company's contract revenues were derived from foreign operations in fiscal years 1998, 1997 and 1996, respectively. The reduction in foreign operations in fiscal 1998 was due to a full year of operations of the ATWOOD HUNTER in United States waters following its relocation from Southeast Asia during fiscal 1997. In addition to operating in United States waters, the Company is currently involved in active foreign operations in the territorial waters of Australia, Italy, Malaysia, India, Egypt and the Philippines. The ATWOOD HUNTER, a third-generation semisubmersible, and the submersible RICHMOND are the Company's only drilling vessels located in United States waters. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 12 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1998, incorporated by reference herein.

OFFSHORE DRILLING EQUIPMENT

     The Company's diversified fleet of owned or operated drilling rigs currently consists of four semisubmersibles, one jack-up, one semisubmersible tender assist vessel, one submersible, and four modular, self-contained platform rigs. Each type of drilling rig is designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs owned or operated by the Company illustrate the diversified range of application of the Company's rig fleet.

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

     A jack-up drilling unit contains all of the drilling equipment on a single hull designed to be towed to the well site. Once on location, legs are lowered to the sea floor and the unit is raised out of the water by jacking up the legs. On completion of the well, the unit is jacked down, and towed to the next location. A jack-up drilling unit can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in as deep water as other units.

     The submersible drilling unit owned by the Company has two hulls, the lower being a mat which is capable of being flooded. Drilling equipment and crew accommodations are located on the main hull. After the drilling unit is towed to its location, the lower hull is flooded, lowering the entire unit to its operating draft at which it rests on the sea floor. On completion of operations, the lower hull is deballasted, raising the entire unit to its towing draft. This type of drilling unit is designed to operate in shallow water depths ranging from 9 to 70 feet and can operate in moderately severe sea conditions. Although drilling units of this type are less expensive to operate, like the jack-up rig, they cannot operate in as deep water as other units.

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

     The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond the control of the Company. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect the Company's ability to employ its drilling vessels. Except for two rigs idle for upgrades, the Company had virtually 100 percent utilization of its drilling fleet in 1998. However, due to current weakness in the worldwide offshore drilling market, the Company was unable to identify a new contract for the ATWOOD SOUTHERN CROSS when it completed its last contract at the end of September 1998. Despite the current market softness and no current contract for the ATWOOD SOUTHERN CROSS, the Company's contract backlog for its third-generation semisubmersibles should provide a high level of revenues and cash flows in fiscal 1999; however, there is no guarantee that the Company will not experience additional equipment idle time in fiscal 1999.

      For long moves of drilling equipment, the Company attempts to obtain either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. A surplus of certain types of units, either worldwide or in particular operating areas, can result in the Company's acceptance of a contract which provides only partial or no recovery of relocation costs. In recent times, the Company has received full recovery of relocation costs; however, there can be no assurance that this trend will continue.

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

OPERATIONAL RISKS AND INSURANCE

      The Company's operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, the Company's vessels are subject to those perils peculiar to marine operations, such as capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. Although the Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, marine perils, extensive fire damage or damage to the environment. To date, the Company has not experienced difficulty in obtaining insurance coverage, although no assurance can be given as to the future availability of such insurance or cost thereof. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

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

CUSTOMERS

      During fiscal year 1998, the Company performed operations for 13 customers. Because of the relatively limited number of customers for which the Company can operate at any given time, sales to each of 3 different customers amounted to 10% or more of the Company's fiscal 1998 revenues. British-Borneo Petroleum Inc., Esso Australia Limited/Esso Production Malaysia, Inc., and Santos Ltd., accounted for 24%, 17% and 14%, respectively, of fiscal year 1998 revenues. The Company's business operations are subject to the risks associated with a business having a limited number of customers for its products or services, and a decrease in the drilling programs of these customers in the areas where they employ the Company may adversely affect the Company's revenues.


COMPETITION

      The Company competes with numerous other drilling contractors, most of which are substantially larger than the Company and possess appreciably greater financial and other resources. Although recent business combinations among drilling companies have resulted in a decrease in the total number of competitors, the drilling industry remains competitive, with no single drilling contractor being dominant. Thus, there continues to be competition in securing available drilling contracts.

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

FOREIGN OPERATIONS

      The operations of the Company are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors, including risks of expropriation, nationalization, foreign exchange restrictions, foreign taxation, changing conditions and foreign and domestic monetary policies. Generally, the Company purchases insurance to protect against some or all loss due to events of political risk such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, regulations affecting production, regulations restricting the importation of foreign petroleum, environmental regulations and regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 12 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1998, incorporated herein by reference, for a summary of contract revenues, operating income and identifiable assets by geographic region.

      Because of the Company's foreign operations, its overall effective tax rate may in the future be higher than the maximum United States corporate statutory rate due to the possibility of higher foreign tax rates in certain jurisdictions or less than full creditability of foreign taxes paid.

EMPLOYEES

      The Company currently employs approximately 700 persons in its domestic and worldwide operations. In connection with its foreign drilling operations, the Company has often been required by the host country to hire substantial portions of its work force in that country and, in some cases, these employees may be represented by foreign unions. To date, the Company has experienced little difficulty in complying with such requirements, and the Company's drilling operations have not been significantly interrupted by strikes or work stoppages.



ITEM 2.  PROPERTIES

      Information regarding the location and general character of the Company's principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 1998, which is incorporated by reference herein.

      During fiscal 1997, the Company upgraded and relocated the ATWOOD HUNTER at a cost of approximately $40 million and refurbished and upgraded the ATWOOD SOUTHERN CROSS at a cost of approximately $35 million. During fiscal 1998, the Company commenced an approximate $50 million upgrade of the ATWOOD FALCON and an approximate $35 million upgrade of the VICSKBURG. Both upgrades were completed during the first quarter of fiscal 1999. For more information concerning these costs, see Note 4 in Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1998, incorporated by reference herein.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         During the fourth quarter of fiscal 1998, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      As of September 30, 1998, there were over 750 beneficial owners of the Company's common stock.

      The Company did not pay cash dividends in fiscal years 1997 or 1998 and the Company does not anticipate paying cash dividends in the foreseeable future because of the capital intensive nature of its business. To enable the company to maintain its high competitive profile in the industry, cash reserves will be utilized, at the appropriate time, to upgrade existing equipment or to acquire additional equipment. The Company's revolving credit facility prohibits the Company from paying dividends on common stock.

      Market information concerning the Company's common stock may be found under the caption heading "Stock Price Information" in the Company's Annual Report to Shareholders for fiscal 1998, which is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

      Information required by this item may be found under the caption "Five Year Financial Review" in the Company's Annual Report to Shareholders for fiscal 1998, which is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1998, which is incorporated by reference herein.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information   required  by  this  item  may  be  found  under  the  caption
"Disclosures About Market Risk" in the Company's Annual Report to Shareholders for fiscal 1998, which is incorporated by reference herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1998, which is incorporated by reference herein.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Company's independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 1999, to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 1999, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 1999, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 1999, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

            (a)   FINANCIAL STATEMENTS AND EXHIBITS

                 1.  FINANCIAL STATEMENTS

      The following financial statements, together with the report of Arthur Andersen LLP dated November 23, 1998 appearing in the Company's Annual Report to Shareholders, are incorporated by reference herein:

          Report of Independent Public Accountants

          Consolidated Balance Sheets dated September 30, 1998 and 1997

          Consolidated Statements of Operations for each of the three years in the period ended September 30, 1998

          Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1998

          Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 1998

          Notes to Consolidated Financial Statements

                   2.  EXHIBITS

      See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.

      The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

              Atwood Oceanics, Inc. 1990 Stock Option Plan -
                      See Exhibit 10.1 hereof.

              Atwood Oceanics, Inc. 1996 Incentive Equity Plan -
                      See Exhibit 10.3 hereof.


             (b)  REPORTS ON FORM 8-K

         During the last quarter of fiscal 1998, the Company did not file with the Securities and Exchange Commission any report on Form 8-K.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ATWOOD OCEANICS, INC.

                                    /s/ JOHN R. IRWIN
                                        JOHN R. IRWIN, President
                                        DATE:  3 December 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ JAMES M. HOLLAND                      /s/ JOHN R. IRWIN
    JAMES M. HOLLAND                          JOHN R. IRWIN
    Senior Vice President                     President and Director
    (Principal Financial and                  (Principal Executive Officer)
    Accounting Officer)                      Date:  3 December 1998
    Date:  3 December 1998

/s/ ROBERT W. BURGESS                     /s/ GEORGE S. DOTSON
    ROBERT W. BURGESS,                        GEORGE S. DOTSON,
    Director                                  Director
    Date:  3 December 1998                    Date:  3 December 1998

/s/ HANS HELMERICH                        /s/ WILLIAM J. MORRISSEY
    HANS HELMERICH,                           WILLIAM J. MORRISSEY,
    Director                                  Director
    Date:  3 December 1998                    Date:  3 December 1998


/s/ W.H. HELMERICH, III
    W.H. HELMERICH, III
    Director
    DATE:  3 December 1998

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

3.1.4 Articles of Amendment dated November 6, 1997 (Incorporated by reference to Exhibit 3.1.4 of the Company's Form 10-K for the year ended September 30, 1997).

3.2 Bylaws, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended September 30, 1993).

10.1 Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended September 30, 1993).

10.2 Joint Venture Letter Agreement dated November 4, 1994 between the Company and Helmerich & Payne, Inc.(Incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended
      September 30, 1994).

10.3 Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 1997).

10.4 Drilling Contract dated January 29, 1997 between the Company and Occidental Phillipines, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 10, 1997).

10.5 Credit Agreement dated July 17, 1997 between the Company and Bank One, Texas, N.A., Christiania Bank OG Kreditkasse Asa, New York Branch and Other Financial Institutions (Incorporated herein by reference to the Company's Form 8-K dated July 21, 1997.)

10.6  Drilling   Contract   dated  June  20,  1996  between  the  Company  and
      British-Borneo Petroleum, Inc. for use the ATWOOD HUNTER (Incorporated herein by reference to the Company's Form 8-K dated June 24, 1996).

*13.1 Annual Report to Shareholders

*21.1 List of Subsidiaries

*23.1 Consent of Independent Public Accountants

*27.1 Financial Data Schedule

*  Filed hereinwith