Form 10-Q
period 1998-12-31
ATWOOD OCEANICS INC
filed 1999-02-16
CIK 8411

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1998
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998 13,624,926 shares of Common Stock $1 par value

------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of December 31, 1998 and September 30, 1998, and the results of its operations and cash flows for the three months ended December 31, 1998 and 1997, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1998 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   December 31,    September 30,
                                                      1998             1998
                                                   ------------    -------------
                                                           (Unaudited)
                                                          (In thousands)
ASSETS

  CURRENT ASSETS:
         Cash and cash equivalents                  $ 12,152        $ 11,621
         Accounts receivable                          30,636          27,730
         Inventories of materials and supplies,
             at lower of average cost or market        8,269           8,076
         Deferred tax assets                             880             880
         Prepaid expenses                              2,834           3,280
                                                    --------        --------

                  Total Current Assets                54,771          51,587
                                                    --------        --------
SECURITIES HELD FOR INVESTMENT:
         Held-to-maturity, at amortized cost          22,586          22,585
         Available-for-sale, at fair value               186             323
                                                    --------        --------
                                                      22,772          22,908
                                                    --------        --------

PROPERTY AND EQUIPMENT, at cost:
         Drilling vessels, equipment and drill pipe  343,413         327,520
         Other                                         6,513           6,128
                                                    --------        --------
                                                     349,926         333,648
          Less-accumulated depreciation              129,388         128,016
                                                    --------        --------
              Net Property and Equipment             220,538         205,632
                                                    --------        --------

DEFERRED COSTS AND OTHER ASSETS                        1,702           1,610
                                                    --------        --------

                                                    $299,783        $281,737
                                                    ========        ========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                     December 31,  September 30,
                                                       1998            1998
                                                     -----------   -------------
                                                            (Unaudited)
                                                           (In thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
         Current maturities of long-term debt           $   ----     $    750
         Accounts payable                                  6,511       14,250
         Accrued liabilities                              15,265       11,723
                                                        --------     --------
                  Total Current Liabilities               21,776       26,723
                                                        --------     --------

LONG-TERM DEBT, net of current liabilities                85,000       72,000
                                                        --------     --------

DEFERRED CREDITS:
         Income taxes                                      4,772        4,820
         Other                                            17,782       14,428
                                                        --------     --------
                                                          22,554       19,248
                                                        --------     --------

SHAREHOLDERS' EQUITY:
         Preferred stock, no par value;
            1,000,000 shares authorized,
            none outstanding                                ---         ---
         Common stock, $1 par value;
            20,000,000 shares authorized with 13,625,000
            shares issued and outstanding                 13,625       13,625
         Paid-in capital                                  51,781       51,781
         Net unrealized holding loss on available-for-sale
               securities                                   (244)        (155)
         Retained earnings                               105,291       98,515
                                                        --------     --------
                                                         170,453      163,766
                                                        --------     --------
                                                        $299,783     $281,737
                                                        ========     ========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                          December 31,
                                                       1998          1997
                                                   ----------     ----------
                                                    In thousands except per
                                                        share amounts)
REVENUES:
         Contract drilling                          $ 34,252        $ 35,768
         Contract management                             725             456
                                                    --------        --------
                                                      34,977          36,224
                                                    --------        --------
COSTS AND EXPENSES:
         Contract drilling                            15,911          16,069
         Contract management                             723             354
         Depreciation                                  5,327           4,072
         General and administrative                    2,190           1,984
                                                    --------        --------
                                                      24,151          22,479
                                                    --------        --------
OPERATING INCOME                                      10,826          13,745
                                                    --------        --------
OTHER INCOME (EXPENSE):
         Interest expense                               (824)         (1,039)
         Interest income                                 586             583
                                                    --------         -------
                                                        (238)           (456)
                                                    --------         -------

INCOME BEFORE INCOME TAXES                            10,588          13,289
PROVISION FOR INCOME TAXES                             3,812           4,612
                                                    --------         -------

NET INCOME                                          $  6,776         $ 8,677
                                                    ========         =======

EARNINGS PER SHARE
         Basic                                         $ .50           $ .64
         Diluted                                       $ .49           $ .63

AVERAGE COMMON SHARES OUTSTANDING
         Basic                                        13,625          13,550
         Diluted                                      13,755          13,855

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                         1998         1997
                                                         (In thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                       $  6,776         $ 8,677
                                                   --------         -------
    Adjustments to reconcile net income
    to net cash provided (used) by operating
    activities:
         Depreciation                                 5,327           4,072
         Amortization of deferred items                 124             208
  Changes in assets and liabilities:
         Increase in accounts receivable             (2,906)         (6,351)
         Increase (decrease) in accounts
            payable and accrued liabilities           3,776            (293)
         Net mobilization fees                        3,357           1,200
         Other                                          223           1,360
                                                   --------         -------
                                                      9,901             196
                                                   --------         -------

           Net cash provided by operating
            activities                               16,677           8,873
                                                   --------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures                         (28,396)        (25,501)
                                                   --------         -------
           Net cash used by investing activities    (28,396)        (25,501)
                                                   --------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
         Proceeds from revolving credit facility     13,000           7,000
         Proceeds from exercises of stock options       ---              33
         Principal payments on long-term debt          (750)           (750)
                                                   --------         -------
             Net cash provided by financing
               activities                            12,250           6,283
                                                   --------         -------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                   531         (10,345)
CASH AND CASH EQUIVALENTS, at beginning of period    11,621          19,264
                                                   --------         -------
CASH AND CASH EQUIVALENTS, at end of period        $ 12,152         $ 8,919
                                                   ========         =======
-------------
Supplemental disclosure of cash flow information:
         Cash paid during the quarter for domestic
         and foreign income tax                    $  1,622       $   1,022
                                                   ========       =========
         Cash paid during the quarter for interest,
            net of amount capitalized              $  1,769       $   1,034
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


MARKET OUTLOOK

         Low oil prices continue to curtail worldwide drilling activities, especially for jack-ups and shallow water drilling rigs. In response to low oil prices, international petroleum exploration and development companies are reducing their capital expenditures on drilling programs. It appears that 1999 will be a challenging year for the drilling industry, with current worldwide fleet utilization for mobile offshore rigs at 80 percent.

         Currently, the ATWOOD SOUTHERN CROSS is the Company's only rig without a drilling contract. The Company anticipates lower utilization during 1999; however, term contracts in place for the ATWOOD HUNTER, ATWOOD FALCON, ATWOOD EAGLE, VICKSBURG, and SEAHAWK should, despite near-term market softness, provide the Company with a high level of revenues during fiscal year 1999 and to some extent, into fiscal year 2000. Despite current market softness, the Company remains optimistic about the longer-term market outlook.


RESULTS OF OPERATIONS

         Contract revenues for the three months ended December 31, 1998 decreased 3%, compared to the three months ended December 31, 1997 A comparative analysis of contract revenues is as follows:

                                                CONTRACT REVENUES
                              --------------------------------------------------
                                 First Quarter   First Quarter
                                   Fiscal 1999     Fiscal 1998        Variance
                              -----------------  --------------    ------------

ATWOOD EAGLE                       $ 9.1           $ 7.4             $   1.7
ATWOOD FALCON                        5.4             4.5                 0.9
SEAHAWK                              2.9             2.8                 0.1
RIG-200                              2.1             2.0                 0.1
RIG-19                               1.9             1.9                 0.0
RICHMOND                             2.4             2.7                (0.3)
ATWOOD HUNTER                        8.7             9.3                (0.6)
ATWOOD SOUTHERN CROSS                0.0             1.4                (1.4)
VICKSBURG                            0.4             1.9                (1.5)
GOODWYN `A'/NORTH RANKIN `A'         2.1             2.3                (0.2)
                                   $35.0           $36.2               $(1.2)

         The increase in revenue for the ATWOOD EAGLE is due to an increase in contract dayrates when the rig relocated from West Africa to the Mediterranean Sea in March/April 1998. During the first quarter of fiscal 1998, the ATWOOD HUNTER received some enhancement in revenues from performing some limited special drilling services. Such additional services were not performed during the first quarter of fiscal 1999 accounting for the decrease in revenues. Due to current curtailed worldwide drilling activities due to the low oil prices, the Company has been unable to obtain a contract for the ATWOOD SOUTHERN CROSS since it completed its last contract in September 1998. The decline in revenues for the RICHMOND is also due to lower dayrates dictated by the current market environment. The ATWOOD FALCON commenced drilling in November 1998 at an enhanced dayrate level following its upgrade; while the VICKSBURG did not complete its upgrade until the end of the first quarter of fiscal 1999 accounting for the decrease in revenue.

         Contract drilling and management costs increased only one percent in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. An analysis of contract drilling and management costs by rig is as follows:

                                     CONTRACT DRILLING AND MANAGEMENT COSTS
                             ---------------------------------------------------
                               First Quarter       First Quarter
                                 Fiscal 1999         Fiscal 1998       Variance
                             ----------------  ------------------   ------------

ATWOOD EAGLE                           $ 3.5               $ 2.1      $  1.4
ATWOOD HUNTER                            2.6                 2.2         0.4
ATWOOD SOUTHERN CROSS                    1.5                 1.1         0.4
RICHMOND                                 1.6                 1.5         0.1
RIG-200                                  0.6                 0.7        (0.1)
RIG-19                                   1.4                 1.5        (0.1)
SEAHAWK                                  1.6                 1.7        (0.1)
ATWOOD FALCON                            1.2                 1.8        (0.6)
VICKSBURG                                0.3                 1.4        (1.1)
GOODWYN `A'/NORTH RANKIN `A'             1.7                 1.7         0.0
OTHER                                    0.6                 0.7        (0.1)
                                       $16.6               $16.4      $  0.2

         The increase in costs for the ATWOOD EAGLE is due to operating costs in the Mediterranean Sea being higher than its previous area of operation in West Africa. The ATWOOD HUNTER encountered higher maintenance expenses during the first quarter of fiscal 1999 accounting for its increase in costs. Even though the ATWOOD SOUTHERN CROSS earned no revenues during the first quarter of fiscal 1999, the Company maintained its full operating crew while pursuing a new contract opportunity. Since the ATWOOD SOUTHERN CROSS was completing its upgrade during the first part of the first quarter of fiscal 1998, it did not have a complete quarter of personnel costs compared to the first quarter of fiscal 1999 which accounts for its increase in operating costs. The increase in operating costs for the ATWOOD EAGLE, ATWOOD HUNTER and ATWOOD SOUTHERN CROSS were virtually offset by declines in operating costs for the ATWOOD FALCON and VICKSBURG due to these rigs being in the shipyard completing their upgrades for a portion of the first quarter of fiscal 1999.

         The increase in depreciation expense is primarily due to a complete quarter of depreciation of the ATWOOD SOUTHERN CROSS in fiscal 1999 compared to a partial quarter of depreciation in fiscal 1998 and the recommencement of depreciation on the ATWOOD FALCON following completion of its upgrade. The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade.

         A summary of the contract status of each of the Company's wholly or partially owned drilling rigs as of February 12, 1999 is as follows:

     NAME OF RIG             LOCATION                   CONTRACT STATUS
------------------    --------------------  ------------------------------------

ATWOOD FALCON              Philippines      Rig is under long-term contract
                                            which terminates in November 2001.

ATWOOD HUNTER          United States Gulf   Rig is under long-term contract
                          of Mexico         which terminates in September 2000.

ATWOOD EAGLE            Mediterranean Sea   Rig is contracted to several
                                            operators under a "rig sharing
                                            agreement". These contracts should
                                            provide the rig with a backlog of
                                            work for the remainder of fiscal
                                            1999, with options for further work.

VICKSBURG                    India          Rig is under term contract which
                                            terminates in December 1999, with
                                            options for further work.


SEAHAWK                     Malaysia        The rig is expected to complete
                                            its current drilling program in
                                            March/April 1999 and then undergo
                                            upgrades during the remainder of
                                            calendar 1999. Following the
                                            upgrades, the rig will commence
                                            drilling under a four-year
                                            contract extension period, with a
                                            further option to extend.

RICHMOND               United States Gulf   Rig is under contract which expires
                           of Mexico        in March 1999, with options for
                                            further work.

RIG-19 and RIG-200         Australia        Rigs are under term contracts with
                                            estimated completions between March
                                            and May 1999.

ATWOOD SOUTHERN CROSS      Australia        Rig is available for contract since
                                            it became idle at the end of
                                            September 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 1999, operating cash flow (before changes in working capital and other assets and liabilities) was $12.2 million compared to $13.0 million for the first quarter of fiscal 1998. During the first quarter of fiscal 1999, the Company utilized the internally generated funds plus an additional $13 million borrowed under the $125 million revolving credit facility to invest approximately $26.6 million in completing the upgrades of the ATWOOD FALCON and the VICKSBURG, and to fund approximately $1.8 in other capital expenditures. Currently, the only significant capital commitment for the remainder of fiscal 1999 is an approximate $19 million upgrade of the SEAHAWK. The SEAHAWK contract extension provides that the upgrade costs will be reimbursed by the operator and that the Company will be paid a reduced dayrate during the upgrade period.

         Subsequent to December 31, 1998, the Company repaid $1 million under the revolving credit facility resulting in a current outstanding debt of $84 million. Depending upon additional capital investments, anticipated future cash flows are expected to provide the Company with the option of repaying funds borrowed under the revolving credit facility prior to the required maturity. The Company will continue to review and adjust its planned capital expenditures and financing of such expenditures in light of current market conditions.

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



                                                    ATWOOD OCEANICS, INC.
                                                         (Registrant)




Date:  February 15, 1999                            s/JAMES M. HOLLAND
                                                    ------------------
                                                      James M. Holland
                                                      Senior Vice President
                                                      and Chief Accounting
                                                      Officer