Form 10-Q
period 1999-03-31
ATWOOD OCEANICS INC
filed 1999-05-12
CIK 8411

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


                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

The number of shares outstanding of the issuer's class of common stock, as of April 30, 1999; 13,640,976 shares of Common Stock, $1 par value.

------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 1999 and September 30, 1998, and the results of its operations and cash flows for the three months and six months ended March 31, 1999 and 1998, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1998 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                               March 31,         September 30,
                                                 1999                 1998
                                          ------------------  ------------------
                                                      (In thousands)
ASSETS

  CURRENT ASSETS:
         Cash and cash equivalents             $ 15,540              $ 11,621
         Accounts receivable                     38,750                27,730
         Inventories of materials
             and supplies, at lower
             of average cost or market            8,700                 8,076
         Deferred tax assets                        880                   880
         Prepaid expenses                         2,420                 3,280
                                             ----------              ----------

                  Total Current Assets           66,290                51,587
                                             ----------              ----------
SECURITIES HELD FOR INVESTMENT:
         Held-to-maturity, at amortized cost     22,587                22,585
         Available-for-sale, at fair value          270                   323
                                             ----------              ----------
                                                 22,857                22,908
                                             ----------              ----------

PROPERTY AND EQUIPMENT, at cost:
         Drilling vessels, equipment
              and drill pipe                    348,672               327,520
         Other                                    6,800                 6,128
                                             ----------              ----------
                                                355,472               333,648
          Less-accumulated depreciation         135,718               128,016
                                             ----------              ----------
              Net Property and Equipment        219,754               205,632
                                             ----------              ----------

DEFERRED COSTS AND OTHER ASSETS                   1,401                 1,610
                                             ----------              ----------

                                               $310,302              $281,737
                                             ==========              ==========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                         March 31,               September 30,
                                           1999                      1998
                                       ----------           --------------------
                                                (In thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
         Current maturities of
           long-term debt           $       ----                $      750
         Accounts payable                  8,834                    14,250
         Accrued liabilities              13,610                    11,723
                                    ------------                ----------

         Total Current Liabilities        22,444                    26,723
                                    ------------                ----------

LONG-TERM DEBT, net of current
   liabilities                            78,000                    72,000
                                    ------------                ----------

DEFERRED CREDITS:
         Income taxes                      5,901                     4,820
         Other                            24,675                    14,428
                                    ------------                ----------
                                          30,576                    19,248
                                    ------------                ----------

SHAREHOLDERS' EQUITY:
         Preferred stock, no
           par value;
           1,000,000 shares
           authorized,
           none outstanding                  ---                      ---
         Common stock, $1 par
           value; 20,000,000
           shares authorized
           with 13,631,000
           and 13,625,000
           shares issued and
           outstanding in
           1999 and 1998,
           respectively                   13,631                    13,625
         Paid-in capital                  51,825                    51,781
         Net unrealized holding
           loss on available-for
           -sale securities                 (189)                     (155)
         Retained earnings               114,015                    98,515
                                     -----------                ----------
                                         179,282                   163,766
                                     -----------                ----------
                                       $ 310,302                 $ 281,737
                                     ===========                 =========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                              Three Months Ended         Six Months Ended
                                  March 31,                 March 31,
                            --------------------      -----------------------
                            1999           1998         1999            1998
                            ----           ----         ----            ----

                           (In thousands except        (In thousands except
                                   per                         per
                               share amounts)             share amounts)
REVENUES:
  Contract drilling       $  40,877   $ 40,989         $ 75,129        $ 76,757
  Contract management           488        439            1,173             895
                          ---------   --------         --------        --------
                             41,325     41,428           76,302          77,652
                          ---------   --------         --------        --------
COSTS AND EXPENSES:
  Contract drilling          18,109     15,869           34,020          31,938
  Contract management           392        385            1,115             739
  Depreciation                6,457      4,810           11,784           8,882
   administrative             1,916      1,847            4,106           3,831
                          ---------   --------        ---------        --------
                             26,874     22,911           51,025          45,390
                          ---------   --------        ---------        --------
OPERATING INCOME             14,451     18,517           25,277          32,262
                          ---------   --------        ---------        --------
OTHER INCOME (EXPENSE)
  Interest expense           (1,277)    (1,102)          (2,101)         (2,141)
  Interest income               548        551            1,134           1,134
                          ---------   --------         --------        --------
                               (729)      (551)            (967)         (1,007)
                          ---------   --------         --------        --------

INCOME BEFORE INCOME TAXES   13,722     17,966           24,310          31,255
PROVISION FOR INCOME TAXES    4,998      6,284            8,810          10,896
                          ---------   --------         --------         -------
NET INCOME                  $ 8,724    $11,682          $15,500         $20,359
                          =========   ========         ========         =======



EARNINGS PER SHARE
  Basic                      $  .63      $ .84            $1.13           $1.47
  Diluted                    $  .64      $ .86            $1.14           $1.50



WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  Basic                     13,627      13,571           13,626          13,560
  Diluted                   13,740      13,838           13,739          13,824






 .

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------      ---------
                                                               (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                             $15,500        $20,359
                                                         -------        -------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation                                       11,784          8,882
       Amortization of deferred items                        275         (1,197)
       Deferred tax provision                              1,000          2,600
  Changes in assets and liabilities:
      Increase in accounts receivable                    (11,020)       (12,588)
      Increase (decrease) in accounts
       payable and accrued liabilities                     4,444         (4,176)
      Net mobilization fees                               11,648          1,200
      Other                                                 (765)           371
                                                         -------        -------
          Total adjustments                               17,366         (4,908)
                                                         -------        -------
          Net cash provided by
            operating activities                          32,866         15,451
                                                         -------        -------
CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures                                (34,247)       (35,300)
                                                         -------        -------
          Net cash used by investing activities          (34,247)       (35,300)
                                                         -------        -------
CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from credit facilities                     13,000         14,000
      Proceeds from exercises of stock options                50            481
      Principal payments on long-term debt                (7,750)          (750)
                                                         -------        -------
        Net cash provided by financing activities          5,300         13,731
                                                         -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       3,919         (6,118)
CASH AND CASH EQUIVALENTS, at beginning of period         11,621         19,264
                                                         -------        -------
CASH AND CASH EQUIVALENTS, at end of period              $15,540        $13,146
                                                         =======        =======


Supplemental disclosure of cash flow information:

     Cash paid during the period for
       domestic and foreign income tax                   $ 7,427         $9,495
                                                         =======         ======
     Cash paid during the period for interest,
       net of amount capitalized                         $ 2,216         $1,084
                                                         =======         ======

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


MARKET OUTLOOK
--------------

         The worldwide fleet utilization for mobile offshore drilling units is currently at 75 percent. Despite recent improvements in oil prices, international petroleum exploration and development companies continue to limit their capital expenditures on drilling programs. The reduction in demand for offshore drilling units has likewise resulted in a decline in dayrates.
     Currently, the ATWOOD SOUTHERN CROSS, RICHMOND and RIG-200 are without drilling contracts. The Company is actively marketing these rigs; however, current market conditions may result in these rigs incurring a significant amount of idle time during the remainder of 1999. The ATWOOD EAGLE continues to operate in the Mediterranean Sea with a commitment to the end of June 1999. The Company is currently in discussion for additional work for the ATWOOD EAGLE at a dayrate significantly below the $115,000 dayrate received when the rig initially moved to the Mediterranean Sea in 1998. Despite the anticipated lower rig utilization and some dayrate reductions, term contracts in place for the ATWOOD HUNTER, ATWOOD FALCON, VICKSBURG and SEAHAWK should provide the Company with a high level of revenues during the second half of fiscal 1999 and into fiscal 2000.


RESULTS OF OPERATIONS
---------------------

         Contract revenues for the three months and six months ended March 31, 1999 decreased .3% and 1.7%, respectively, compared to the same periods ended March 31, 1998. A comparative analysis of contract revenues is as follows:

                                        CONTRACT REVENUES
                          ------------------------------------------------------
                           Second Quarter    Second Quarter
                            Fiscal 1999       Fiscal 1998          Variance
                          ---------------   ----------------   -----------------
                                             (In millions)
VICKSBURG                    $ 3.4              $ 0.0                $3.4
ATWOOD EAGLE                  10.7                8.6                 2.1
ATWOOD FALCON                  9.8                8.1                 1.7
RIG-19                         1.9                1.2                 0.7
RIG-200                        2.0                2.0                 0.0
SEAHAWK                        2.8                2.8                 0.0
RICHMOND                       1.3                2.4                (1.1)
ATWOOD HUNTER                  7.4                8.6                (1.2)
ATWOOD SOUTHERN CROSS          0.0                5.7                (5.7)
GOODWYN `A'                    1.6                1.6                 0.0
NORTH RANKIN `A'               0.4                0.4                 0.0
                             -----               -----              -----
                             $41.3              $41.4               $(0.1)
                             =====              =====               ======


         During the second quarter of fiscal 1998, the VICKSBURG was in a shipyard undergoing upgrade and refurbishment; therefore, earning no revenues compared to working in India for all of the second quarter of fiscal 1999. The ATWOOD EAGLE was relocated from West Africa to the Mediterranean Sea at the end of March 1998 and commenced working under a term rig sharing agreement which provided for enhancements in operating dayrates. The increase in revenues for the ATWOOD FALCON resulted from higher contract dayrates following completion of its upgrade in November 1998. RIG-19 revenues increased due to the rig having reduced revenues in the second quarter of fiscal 1998 from its move to a new offshore installation with no revenues being recognized during the relocation period. The decline in revenues for the RICHMOND was due to lower dayrates dictated by the market environment. ATWOOD HUNTER revenues declined as a result of incurring a few days of downtime during the quarter due to repairs required to correct certain equipment defects. Due to current curtailed worldwide drilling activities, the Company has been unable to obtain a contract for the ATWOOD SOUTHERN CROSS since it completed its last contract in September 1998.

         Contract drilling and management costs for the three months and six months ended March 31, 1999 increased 14% and 8%, respectively, compared to the same periods ended March 31, 1998. A comparative analysis of contract drilling and management costs by rig is as follows:

                              CONTRACT DRILLING AND MANAGEMENT COSTS
      -------------------------------------------------------------------------
                             Second Quarter     Second Quarter
                              Fiscal 1999        Fiscal 1998        Variance
                             --------------     --------------    -------------
                                               (In millions)
VICKSBURG                       $ 1.4               $ 0.0             $ 1.4
ATWOOD EAGLE                      4.0                 2.7               1.3
RIG-19                            1.5                 0.8               0.7
ATWOOD HUNTER                     2.4                 2.1               0.3
SEAHAWK                           1.7                 1.4               0.3
ATWOOD FALCON                     2.0                 1.8               0.2
RICHMOND                          1.4                 1.3               0.1
RIG-200                           0.7                 0.6               0.1
ATWOOD SOUTHERN CROSS             1.2                 3.4              (2.2)
GOODWYN `A'/NORTH RANKIN `A'      1.7                 1.7               0.0
OTHER                             0.5                 0.5               0.0
                                -----               -----             -----
                                $18.5               $16.3             $ 2.2
                                =====               =====             ======

         The increase in costs for the VICKSBURG was due to the rig being upgraded in 1998 with no operating costs being recognized. Operating costs for the ATWOOD EAGLE in the Mediterranean Sea are higher than its previous areas of operation in West Africa, accounting for its increase in costs. RIG-19 costs increase was due to the rig being relocated to a new platform in 1998 with no operating costs being recognized during the relocation period. The increase in operating costs for the ATWOOD HUNTER, SEAHAWK and ATWOOD FALCON were primarily due to higher repair and maintenance costs incurred in the quarter. The decrease in costs for the ATWOOD SOUTHERN CROSS is due to it being idle with reduced personnel and other operating costs.

         The increase in depreciation expense is primarily due to increase is depreciation on the ATWOOD FALCON and VICKSBURG following completion of their upgrades. The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade.

         A summary of the contract status of the Company's wholly or partially owned drilling units as of May 12, 1999 is as follows:

NAME OF RIG          LOCATION             CONTRACT STATUS
----------------    ----------------    ----------------------------------------

ATWOOD FALCON       Philippines         Rig is under long-term contract which
                                        terminates in November 2001.

ATWOOD HUNTER       United States       Rig is under long-term contract
                    Gulf of Mexico      which terminates in September 2000.

ATWOOD EAGLE        Mediterranean       Rig is contracted into June 1999, with
                    Sea                 current discussions for additional
                                        work.

VICKSBURG           India               Rig is under term contract which
                                        terminates in December 1999, with
                                        options for further work.

SEAHAWK             Malaysia            The rig is undergoing upgrades which
                                        may not be completed until the end of
                                        calendar 1999. Following the upgrades,
                                        the rig will commence drilling under a
                                        four-year contract extension period,
                                        with a further option to extend.

RIG-19              Australia           Rig is expected to complete its current
                                        contract in June 1999.

RIG-200             Australia           Rig is being moved to a stacking
                                        location following the completion of its contract in April 1999.

RICHMOND            United States       Rig is available for contract since it
                    Gulf of Mexico      became idle in March 1999.

ATWOOD
SOUTHERN CROSS      Australia           Rig is available contract since it
                                        became idle at the end of September
                                        1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first half of fiscal 1999, operating cash flow (before changes in working capital and other assets and liabilities) was $28.6 million compared to $30.6 million for the first half of fiscal 1998. During the first half of fiscal 1999, the Company utilized internally generated funds plus an additional net $6 million borrowed during the first half of fiscal 1999 under its revolving credit facility to invest approximately $28.1 million in completing the upgrades of the ATWOOD FALCON and the VICKSBURG, and to fund approximately $6.1 in other capital expenditures. Currently, the only significant capital commitment for the remainder of fiscal 1999 is an approximate $23 million upgrade of the SEAHAWK. The SEAHAWK contract extension provides for approximately $20 million of the upgrade costs to be reimbursed by the operator and for the Company to be paid a reduced dayrate during the upgrade period. Fifty percent of the upgrade costs reimbursement (approximately $10 million reflected in accounts receivable and other deferred credits at March 31,
1999) was paid by the operator in April 1999, with the balance due at the end of the upgrade process.

     At March 31, 1999, the Company had $78 million outstanding under the revolving credit facility compared to $85 million and $72 million outstanding at December 31, 1998 and September 30, 1998, respectively. Depending upon additional capital investments, anticipated future cash flows are expected to provide the Company with the option of continuing to repay funds borrowed under the revolving credit facility prior to the required maturity. The Company will continue to review and adjust its planned capital expenditures and financing of such expenditures in light of current market conditions.

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 4.   Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on February 11, 1999, at which the shareholders voted on the election of six directors. Of the 11,938,595 shares of Common Stock present in person or by proxy, the number of shares voted for or withheld in connection with the election of each director is as follows:


NAME                            CAST FOR                   VOTES WITHHELD

Robert W. Burgess              11,754,688                     183,907

George S. Dotson               11,749,688                     188,907

Walter H. Helmerich III        11,752,020                     186,575

Hans Helmerich                 11,750,320                     188,275

John R. Irwin                  11,758,920                     179,675

William J. Morrissey           11,752,820                     185,775

ITEM 6. Reports on Form 8-K

         On January 8, 1999, the Company filed a Form 8-K related to the January 4, 1999 announcement that it executed a four-year contract extension, with a further option to extend, for the use of the SEAHAWK (a semisubmersible tender-assist rig).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ATWOOD OCEANICS, INC.
                                           (Registrant)




Date:  May 12, 1999                        s/JAMES M. HOLLAND
                                          -----------------------
                                           James M. Holland
                                           Senior Vice President
                                           and Chief Accounting Officer