Form 10-Q
period 1999-06-30
ATWOOD OCEANICS INC
filed 1999-08-12
CIK 8411

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


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the issuer's class of common stock, as of July 31, 1999; 13,671,526 shares of Common Stock, $1 par value.

------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 1999 and September 30, 1998, and the results of its operations and cash flows for the three months and nine months ended June 30, 1999 and 1998, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1998 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                June 30,        September 30,
                                              ----------      ---------------
                                               1999                1998
                                              ----------      ---------------
                                                     (In thousands)
ASSETS

  CURRENT ASSETS:
         Cash and cash equivalents            $ 32,216             $ 11,621
         Accounts receivable                    20,164               27,730
         Inventories of materials
             and supplies, at lower
             of average cost or market           7,588                8,076
         Deferred tax assets                       880                  880
         Prepaid expenses                        1,184                3,280
                                              --------             --------

                  Total Current Assets          62,032               51,587
                                              --------             --------
SECURITIES HELD FOR INVESTMENT:
         Held-to-maturity, at amortized cost    22,588               22,585
         Available-for-sale, at fair value         317                  323
                                              --------             --------
                                                22,905               22,908
                                              --------             --------

PROPERTY AND EQUIPMENT, at cost:
         Drilling vessels, equipment and
          drill pipe                           352,445              327,520
         Other                                   7,297                6,128
                                              --------             --------
                                               359,742              333,648
          Less-accumulated depreciation        141,309              128,016
                                              --------             --------
              Net Property and Equipment       218,433              205,632
                                              --------             --------

DEFERRED COSTS AND OTHER ASSETS                  1,321                1,610
                                              --------             --------

                                              $304,691             $281,737
                                              ========             ========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                                   June 30,       September 30,
                                                -------------    --------------
                                                     1999             1998
                                                -------------    --------------
                                                         (In thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
         Current maturities of long-term debt    $    ----          $    750
         Accounts payable                            5,601            14,250
         Accrued liabilities                        15,691            11,723
                                                  --------          --------

                  Total Current Liabilities         21,292            26,723
                                                  --------          --------

LONG-TERM DEBT, net of current liabilities          68,000            72,000
                                                  --------          --------

DEFERRED CREDITS:
         Income taxes                                6,720             4,820
         Other                                      21,538            14,428
                                                  --------          --------
                                                    28,258            19,248
                                                  --------          --------

SHAREHOLDERS' EQUITY:
         Preferred stock, no par value;
            1,000,000 shares authorized,
            none outstanding                          ---               ---
         Common stock, $1 par value;
            20,000,000 shares authorized
            with 13,670,000
            and 13,625,000 shares issued
            and outstanding in
            1999 and 1998, respectively            13,670            13,625
         Paid-in capital                           52,222            51,781
         Net unrealized holding loss on
            available-for-sale securities            (160)             (155)
         Retained earnings                        121,409            98,515
                                                 --------           -------
                                                  187,141           163,766
                                                 --------           -------
                                                 $304,691          $281,737
                                                 ========          ========

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)







                                    Three Months Ended    Nine Months Ended
                                   --------------------  -------------------
                                   June 30,    June 30,   June 30,   June 30,
                                     1999        1998       1999       1998
                                   -------    --------  ---------   --------
                                   (In thousands except  (In thousands except
                                     per share amounts)    per share amounts)
REVENUES:
     Contract drilling             $ 38,503   $ 38,359   $113,632   $115,116
     Contract management                224        935      1,397      1,830
                                   --------   --------   --------   --------
                                     38,727     39,294    115,029    116,946
                                   --------   --------   --------   --------

COSTS AND EXPENSES:
     Contract drilling               18,626     16,189     52,646     48,127
     Contract management                141        899      1,256      1,638
     Depreciation                     6,008      4,572     17,792     13,454
     General and administrative       1,710      1,826      5,816      5,657
                                   --------   --------    -------    -------
                                     26,485     23,486     77,510     68,876
                                   --------   --------    -------    -------
OPERATING INCOME                     12,242     15,808     37,519     48,070
                                   --------   --------    -------    -------
OTHER INCOME (EXPENSE)
     Interest expense                (1,125)      (931)    (3,226)    (3,072)
     Interest income                    667        626      1,801      1,760
                                   --------   --------    -------    --------
                                       (458)      (305)    (1,425)    (1,312)
                                   --------   --------    -------    -------
INCOME BEOFRE INCOME TAXES           11,784     15,503     36,094     46,758
PROVISION FOR INCOME TAXES            4,390      5,469     13,200     16,365
                                   --------   --------    -------    -------
NET INCOME                         $  7,394   $ 10,034    $22,894    $30,393
                                   ========   ========    =======    =======

EARNINGS PER SHARE
     Basic                         $    .54   $    .74   $  1.68    $  2.24
     Diluted                            .53        .72      1.66       2.20

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARE OUTSTANDING
     Basic                           13,669     13,623    13,641     13,581
     Diluted                         13,849     13,866    13,773     13,830



 .

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Nine Months Ended
                                                          June 30,
                                               --------------- --------------
                                                     1999           1998
                                                  ---------        ---------
                                                       (In thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                      $   22,894      $  30,393
                                                  ----------      ---------
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
         Depreciation                                 17,792         13,454
         Amortization of deferred items                  349            399
         Deferred tax provision                        1,900          3,003
  Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable    5,426        (10,847)
         Increase (decrease) in accounts payable
           and accrued liabilities                     5,432         (2,733)
         Net mobilization fees                         8,391          4,121
         Other                                         2,106            597
                                                   ---------      ---------
        Total adjustments                             41,396          7,994
                                                   ---------      ---------

        Net cash provided by operating activities     64,290         38,387
                                                   ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures                        (39,431)       (56,972)
                                                   ---------      ---------
             Net cash used by investing activities   (39,431)       (56,972)
                                                   ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
         Proceeds from credit facilities              13,000         14,000
         Principal payments on long-term debt        (17,750)          (750)
         Proceeds from exercises of stock options        486            659
                                                   ----------     ---------

         Net cash (used) provided by
           financing activities                       (4,264)        13,909
                                                   ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               20,595         (4,676)

CASH AND CASH EQUIVALENTS, at beginning of period     11,621         19,264
                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, at end of period        $  32,216      $  14,588
                                                   =========      =========

Supplemental disclosure of cash flow information:
     Cash paid during the periiod for domestic
        and foreign income tax                    $    8,913      $  14,936
                                                  ==========      =========
     Cash paid during the period for interest,
        net of amount capitalized                 $    4,138      $   2,714
                                                  ==========      =========

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


MARKET OUTLOOK

         The worldwide fleet utilization for mobile offshore drilling units is currently below 75 percent. Despite recent improvements in oil prices, international petroleum exploration and development companies continue to limit their capital expenditures on drilling programs. The reduction in demand for offshore drilling units has likewise resulted in a decline in dayrates.
     Currently, the ATWOOD SOUTHERN CROSS, RICHMOND, RIG-19 and RIG-200 are without drilling contracts. The Company is actively marketing these rigs; however, current market conditions may result in these rigs incurring a significant amount of idle time during the remainder of 1999. The ATWOOD EAGLE continues to operate in the Mediterranean Sea with a commitment to the end of September 1999. The Company is currently in discussion for additional work for the ATWOOD EAGLE at a dayrate significantly below the $115,000 dayrate received when the rig initially moved to the Mediterranean Sea in 1998. Despite the anticipated lower rig utilization and some dayrate reductions, term contracts in place for the ATWOOD HUNTER, ATWOOD FALCON, VICKSBURG and SEAHAWK should provide the Company with a high level of revenues during the remainder of fiscal 1999 and into fiscal 2000.


RESULTS OF OPERATIONS

         Contract revenues for the three months and nine months ended June 30, 1999 decreased 1.4% and 1.6%, respectively, compared to the same periods ended June 30, 1998. A comparative analysis of contract revenues by drilling unit is as follows:

                                        CONTRACT REVENUES
                    -----------------------------------------------------------
                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                    ----------------------------     --------------------------
                     June 30,   June 30,             June 30,  June 30,
                      1999       1998    Variance      1999      1998  Variance
                    --------   --------  --------    --------  ------- --------
                                           (In millions)

ATWOOD FALCON          9.7        4.7       5.0       24.8      17.3      7.5
VICKSBURG              3.3        0.0       3.3        7.1       1.9      5.2
ATWOOD EAGLE           8.5        8.2       0.3       28.2      24.2      4.0
RIG-200                2.4        1.9       0.5        6.5       5.9      0.6
RIG-19                 2.0        1.9       0.1        5.9       4.9      1.0
SEAHAWK                2.0        2.8      (0.8)       7.8       8.5     (0.7)
ATWOOD HUNTER          8.7        8.7       0.0       24.8      26.6     (1.8)
RICHMOND               0.0        3.1      (3.1)       3.7       8.2     (4.5)
SOUTHERN CROSS         0.0        6.4      (6.4)       0.0      13.5    (13.5)
GOODWYN 'A'            1.9        0.7       1.2        4.8       4.1      0.7
NORTH RANKIN 'A'       0.2        0.9      (0.7)       1.4       1.8     (0.4)
                    ------      -----     -----     ------    ------    -----
                    $ 38.7      $39.3     $(0.6)    $115.0    $116.9    $(1.9)
                    ======      =====     =====     ======    ======    =====

         The increase in revenues for the ATWOOD FALCON resulted from higher contract dayrates following completion of its water-depth upgrade in November 1998. During the third quarter of fiscal 1998, the VICKSBURG was in a shipyard undergoing upgrade and refurbishment, with no revenues being earned compared to working in India since December 1998. The ATWOOD EAGLE was relocated from West Africa to the Mediterranean Sea at the end of March 1998 and commenced working under a term rig sharing agreement which provided for enhancement in operating dayrates. The drilling contract for RIG-200 terminated in early April 1999, with $1.9 million of unamortized deferred net mobilization fees recognized into income, accounting for the increase in revenues. RIG-19 revenues increased in 1999 due to the rig having reduced revenues in 1998 from its move to a new offshore installation with no revenues being recognized during the relocation period. The Company is currently moving RIG-19 to a stacking location in Australia following completion of its drilling contract in July 1999. The SEAHAWK is currently being upgraded for a four year contract extension, with a reduced dayrate being received during the upgrade period. Due to market conditions, the RICHMOND and ATWOOD SOUTHERN CROSS have been idle since March 1999 and September 1998, respectively.

         Contract drilling and management costs for the three months and nine months ended June 30, 1999 increased 10% and 8%, respectively, compared to the same periods ended June 30, 1998. A comparative analysis of contract drilling and management costs by drilling unit is as follows:



                              CONTRACT DRILLING AND MANAGEMENT COSTS
                ---------------------------------------------------------------
                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                ----------------------------     ------------------------------
                June 30,   June 30,              June 30,   June 30,
                 1999       1998     Variance     1999       1998     Variance
                --------   --------  --------    --------   --------  --------
                                       (In millions)

VICKSBURG       $ 1.8      $ 0.0        1.8       $ 3.3      $1.4       1.9
RIG-19            2.3        1.4        0.9         5.1       3.6       1.5
ATWOOD EAGLE      4.0        3.1        0.9        11.5       8.0       3.5
ATWOOD FALCON     2.0        1.2        0.8         5.1       4.9       0.2
SEAHAWK           1.9        1.5        0.4         5.3       4.5       0.8
ATWOOD HUNTER     2.1        2.5       (0.4)        7.4       6.8       0.6
RIG-200           0.2        0.6       (0.4)        1.5       2.0      (0.5)
RICHMOND          1.0        1.6       (0.6)        3.9       4.4      (0.5)
SOUTHERN CROSS    1.0        3.2       (2.2)        3.6       7.7      (4.1)
NORTH RANKIN 'A'  0.1        0.9       (0.8)        1.2       1.6      (0.4)
GOODWYN 'A'       1.4        0.7        0.7         3.7       3.3       0.4
OTHER             1.0        0.4        0.6         2.3       1.6       0.7
                -----      -----      -----       -----     -----     -----
                $18.8      $17.1      $ 1.7       $53.9     $49.8      $4.1
                =====      =====      =====       =====     =====     =====

         The increase in costs for the VICKSBURG was due to the rig being in a shipyard undergoing upgrade during most of fiscal 1998 with no operating costs being incurred. The RIG-19 costs increase was due to the rig being relocated to a new platform in 1998 with no operating costs being incurred during the relocation period and due to certain costs being incurred in 1999 associated with the termination of its drilling operations. Operating costs for the ATWOOD EAGLE in the Mediterranean Sea are higher than its previous area of operation in West Africa. Thus, higher area costs plus an increase in repair and maintenance costs account for its overall increase in operating costs. The ATWOOD FALCON was moved to a shipyard in May 1998 to commence its upgrade compared to working the entire third quarter of fiscal 1999, accounting for its increase in operating costs. The increase in operating costs for the year for the SEAHAWK and ATWOOD HUNTER were primarily due to higher repair and maintenance costs. The decrease in costs for RIG-200, RICHMOND and ATWOOD SOUTHERN CROSS were due to the rigs incurring idle time following termination of contracts, with certain operating cost savings being realized during idle periods.

         The increase in depreciation expense is primarily due to increase in depreciation on the ATWOOD FALCON and VICKSBURG following completion of their upgrades. The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade.

         A summary of the contract status of the Company's wholly or partially owned drilling units as of August 12, 1999 is as follows:

          NAME OF RIG             LOCATION                  CONTRACT STATUS
------------------------      ----------------          ------------------------
ATWOOD FALCON                  Philippines             Rig is under long-term
                                                       contract which terminates
                                                       in November 2001.

ATWOOD HUNTER                  United States Gulf      Rig is under long-term
                               of Mexico               contract which terminates
                                                       in September 2000.

ATWOOD EAGLE                   Mediterranean Sea       Rig is contracted into
                                                       September 1999, with
                                                       options for additional
                                                       work.

VICKSBURG                      India                   Rig is under term
                                                       contract which terminates
                                                       in December 1999, with
                                                       options for further work.

SEAHAWK                        Malaysia                The rig is undergoing
                                                       upgrades which may not
                                                       be completed until the
                                                       end of calendar 1999.
                                                       Following the upgrades,
                                                       the rig will commence
                                                       drilling under a four-
                                                       year contract extension
                                                       period, with a further
                                                       option to extend.

RIG-19                         Australia               Rig is being moved to a
                                                       stacking location
                                                       following the completion
                                                       of its contract in July
                                                       1999.

RIG-200                        Australia               Rig is available for
                                                       contract since it became
                                                       idle in March 1999.

RICHMOND                       United States Gulf      Rig is available for
                               of Mexico               contract since it became
                                                       idle in March 1999.

ATWOOD SOUTHERN CROSS          Australia               Rig is available for
                                                       contract since it became
                                                       idle in September 1998.


LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended June 30, 1999, operating cash flow (before changes in working capital and other assets and liabilities) was $42.9 million compared to $47.2 million for the same period in fiscal 1998. During the first nine months of fiscal 1999, the Company utilized internally generated funds to invest approximately $28.1 million in completing the upgrades of the ATWOOD FALCON and the VICKSBURG, to invest $5.8 million in commencing the upgrade of the SEAHAWK and to invest approximately $5.5 in other capital expenditures, in addition to reducing long-term debt by $4.8 million. Currently, the only significant capital commitment for the remainder of 1999 is an approximate $23 million upgrade of the SEAHAWK. The SEAHAWK contract extension provides for approximately $20 million of the upgrade costs to be reimbursed by the operator and for the Company to be paid a reduced dayrate during the upgrade period. Fifty percent of the upgrade costs reimbursement (approximately $10 million reflected in other deferred credits at June 30, 1999) was paid by the operator in April 1999, with the balance due at the end of the upgrade process.

         At June 30, 1999, the Company had $68 million outstanding under the revolving credit facility. Until an investment opportunity is identified, the Company will continue to utilize its excess cash flow to reduce its long-term debt, with a further reduction of $6 million made subsequent to June 30, 1999. The Company will continue to review and adjust its planned capital expenditures and financing of such expenditures in light of current market conditions.


YEAR 2000

         The Company continues to place priority on Year 2000 Compliance ("Y2K") and is committed to being Y2K compliant without significant disruptions in safety systems, operations or its ability to perform quality service. In 1998, the Company engaged a Y2K consulting company to visit the Company's various drilling units to inventory all equipment systems and assess Y2K compliance. The Company believes that the Year 2000 issue will not pose significant operational problems to the Company's equipment; however, no assurance can be given that the Company will not encounter some Y2K issues. In the event the Company's major suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's operations could be adversely affected.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ATWOOD OCEANICS, INC.
                                                  (Registrant)




Date:  August 12, 1999                            s/JAMES M. HOLLAND
                                                  -----------------------
                                                  James M. Holland
                                                  Senior Vice President
                                                  and Chief Accounting Officer