Form 10-K
period 1999-09-30
ATWOOD OCEANICS INC
filed 1999-12-17
CIK 8411

================================================================================

            SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999
                         COMMISSION FILE NUMBER 1-13167

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

---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Fork 10-K { }. The aggregate market value of the voting stock held by non-affiliates of the registrants as of November 30, 1999 is $ 359,000,000.

The number of shares outstanding of the issuer's class of Common Stock, as of November 30, 1999: 13,674,851 shares of Common Stock, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 1999 - Referenced in Parts I, II and IV of this report. (2) Proxy Statement for Annual Meeting of Shareholders to be held February 10, 2000 - Referenced in Part III of this report.
================================================================================




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

     Despite a decline in utilization of the Company's equipment and some dayrate reductions due to a downturn in the drilling market, fiscal 1999 represents the Company's second best financial performance in its over 30-year history. Term contracts in place for some of the Company's rigs enabled the Company to maintain a high level of revenues and cash flows in fiscal 1999. Even though, the price for oil has recovered to over $20 per barrel, worldwide fleet utilization for mobile offshore equipment still remains around 75 percent. There are some encouraging indications that the offshore drilling market environment could improve in 2000; however, there are no guarantees that the Company will not incur some idle time on some of its drilling units in fiscal 2000.

     Historically, most of the Company's drilling operations have been conducted outside United States waters. Approximately 77, 69 and 88 percent of the Company's contract revenues were derived from foreign operations in fiscal years 1999, 1998 and 1997, respectively. In addition to operating in United States waters, the Company is currently involved in active foreign operations in the territorial waters of Australia, Israel, Malaysia, India, Egypt and the Philippines. The ATWOOD HUNTER, a third-generation semisubmersible, and the submersible RICHMOND are the Company's only drilling vessels located in United States waters. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 13 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1999, incorporated by reference herein.

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

     Each semisubmersible drilling unit has two hulls, the lower of which is capable of being flooded. Drilling equipment is mounted on the main hull. After the drilling unit is towed to location, the lower hull is flooded, lowering the entire drilling unit to its operating draft, and the drilling unit is anchored in place. On completion of operations, the lower hull is deballasted, raising the entire drilling unit to its towing draft. This type of drilling unit is designed to operate in greater water depths than a jack-up and in more severe sea conditions than a drillship. Semisubmersible units are generally more expensive to operate than jack-up rigs and are often limited in the amount of supplies that can be stored on board.

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

DRILLING CONTRACTS

     The contracts under which the Company operates its vessels are obtained either through individual negotiations with the customer or by submitting proposals in competition with other contractors and vary in their terms and conditions. The initial term of contracts for the Company's owned and/or operated vessels has ranged from the length of time necessary to drill one well to several months and is generally subject to early termination in the event of a total loss of the drilling vessel, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions at the option of the customer.
     The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond the control of the Company. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect the Company's ability to employ its drilling vessels. Due to decline in drilling market activities, the Company's active rig utilization decreased from virtually 100 percent in 1998 to 77 percent in 1999. Certain periods of idle time were incurred on the ATWOOD SOUTHERN CROSS, RICHMOND, RIG-19 and RIG-200 during fiscal 1999. The Company anticipates incurring additional equipment idle time in fiscal 2000.
      For long moves of drilling equipment, the Company attempts to obtain either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. A surplus of certain types of units, either worldwide or in particular operating areas, can result in the Company's acceptance of a contract which provides only partial or no recovery of relocation costs. In recent times, the Company has received full recovery of relocation costs; however, there can be no assurance that this trend will continue.

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

CUSTOMERS

      During fiscal year 1999 the Company performed operations for 13 customers. Because of the relatively limited number of customers for which the Company can operate at any given time, sales to each of 3 different customers amounted to 10% or more of the Company's fiscal 1999 revenues. Shell Philippines Exploration B.V/Sabah Shell Petroleum Company Limited, British-Borneo Petroleum Inc., and Esso Australia Limited/Esso Production Malaysia, Inc., accounted for 24%, 21% and 16%, respectively, of fiscal year 1999 revenues. The Company's business operations are subject to the risks associated with a business having a limited number of customers for its products or services, and a decrease in the drilling programs of these customers in the areas where they employ the Company may adversely affect the Company's revenues.


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

FOREIGN OPERATIONS

      The operations of the Company are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors, including risks of expropriation, nationalization, foreign exchange restrictions, foreign taxation, changing conditions and foreign and domestic monetary policies. Generally, the Company purchases insurance to protect against some or all loss due to events of political risk such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, regulations affecting production, regulations restricting the importation of foreign petroleum, environmental regulations and regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 13 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1999, incorporated herein by reference, for a summary of contract revenues, operating income and identifiable assets by geographic region.

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

ITEM 2.  PROPERTIES

      Information regarding the location and general character of the Company's principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 1999, which is incorporated by reference herein.

      Since 1997, the Company has successfully upgraded four drilling units; the ATWOOD HUNTER, the ATWOOD SOUTHERN CROSS, the ATWOOD FALCON and the VICKSBURG at approximate costs of $40 million, $35 million, $50 million and $35 million, respectively. During 1999 the Company commenced an approximate $23 million upgrade of the SEAHAWK for a four-year contract extension, of which approximately $20 million will be reimbursed by the customer. For more information concerning these costs, see Note 4 in Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 1999, incorporated by reference herein.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         During the fourth quarter of fiscal 1999, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

      As of September 30, 1999, there were over 750 beneficial owners of the Company's common stock.

      The Company did not pay cash dividends in fiscal years 1998 or 1999 and the Company does not anticipate paying cash dividends in the foreseeable future because of the capital intensive nature of its business. To enable the company to maintain its high competitive profile in the industry, cash reserves will be utilized, at the appropriate time, to upgrade existing equipment or to acquire additional equipment. The Company's revolving credit facility prohibits the Company from paying dividends on common stock.

      Market information concerning the Company's common stock may be found under the caption heading "Stock Price Information" in the Company's Annual Report to Shareholders for fiscal 1999, which is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

      Information required by this item may be found under the caption "Five Year Financial Review" in the Company's Annual Report to Shareholders for fiscal 1999, which is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1999, which is incorporated by reference herein.



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information   required  by  this  item  may  be  found  under  the  caption
"Disclosures About Market Risk" in the Company's Annual Report to Shareholders for fiscal 1999, which is incorporated by reference herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 1999, which is incorporated by reference herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There have been no changes in or disagreements with the Company's independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2000, to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2000, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2000, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2000, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

            (a)   FINANCIAL STATEMENTS AND EXHIBITS

                 1.  FINANCIAL STATEMENTS

      The following financial statements, together with the report of Arthur Andersen LLP dated November 23, 1999 appearing in the Company's Annual Report to Shareholders, are incorporated by reference herein:

          Report of Independent Public Accountants

          Consolidated Balance Sheets dated September 30, 1999 and 1998

          Consolidated Statements of Operations for each of the three years in the period ended September 30, 1999

          Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1999

          Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 1999

          Notes to Consolidated Financial Statements

                   2.  EXHIBITS

      See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.

      The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

         Atwood Oceanics, Inc. 1990 Stock Option Plan - See Exhibit 10.1.1 hereof.

         Form of Atwood Oceanics, Inc. Stock Option Agreement (1990 Stock Option
         Plan) - See Exhibit 10.1.2 hereof

         Amendment No. 1 to the Atwood Oceanics, Inc. 1990 Stock Option Plan - See Exhibit 10.1.3 hereof

         Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1990 Stock Option Plan) - See Exhibit 10.1.4 hereof

         Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.1 hereof.

         Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.3.2 hereof

         Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.3. hereof

         Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.3.4 hereof

             (b)  REPORTS ON FORM 8-K

         During the last quarter of fiscal 1999, the Company did not file with the Securities and Exchange Commission any report on Form 8-K.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATWOOD OCEANICS, INC.

                                /s/ JOHN R. IRWIN
                                    JOHN R. IRWIN, President
                                    DATE: 2 December 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


   /s/ JAMES M. HOLLAND                       /s/ JOHN R. IRWIN
        JAMES M. HOLLAND                          JOHN R. IRWIN
        Senior Vice President                     President and Director
        (Principal Financial and                  (Principal Executive Officer)
        Accounting Officer)                       Date:  2 December 1999
        Date:  2 December 1999

   /s/  ROBERT W. BURGESS                     /s/ GEORGE S. DOTSON
        ROBERT W. BURGESS,                        GEORGE S. DOTSON,
        Director                                  Director
        Date:  2 December 1999                    Date:  2 December 1999

   /s/  HANS HELMERICH                       /s/  WILLIAM J. MORRISSEY
        HANS HELMERICH,                           WILLIAM J. MORRISSEY,
        Director                                  Director
        Date:  2 December 1999                    Date:  2 December 1999


  /s/  W.H. HELMERICH, III
       W.H. HELMERICH, III
       Director
       DATE:  2 December 1999

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

10.1.1 Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended September 30, 1993).

*10.1.2 Form of Atwood Oceanics, Inc. Stock Option Agreement (1990 Stock Option Plan)

*10.1.3       Amendment No.1  to the Atwood Oceanics, Inc. 1990 Stock Option
              Plan

*10.1.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1990 Stock Option Plan)

10.2 Joint Venture Letter Agreement dated November 4, 1994 between the Company and Helmerich & Payne, Inc. (Incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended September 30, 1994).

10.3.1 Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Form
              10-Q for the quarter ended June 30, 1997).

*10.3.2 Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan)

*10.3.3       Amendment No. 1 to the Atwood Oceanics, Inc. 1996 Incentive
              Equity Plan

*10.3.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan)

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