Form 10-Q
period 1999-12-31
ATWOOD OCEANICS INC
filed 2000-02-11
CIK 8411

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


                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1999
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999 13,677,701 shares of Common Stock $1 par value

------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of December 31, 1999 and September 30, 1999, and the results of its operations and cash flows for the three months ended December 31, 1999 and 1998, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1999 Annual Report to Shareholders.

                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                        ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                    (In Thousands)



                                                  December 31,    September 30,
                                                     1999             1999
                                                  ------------    -------------

ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                     $ 16,948         $ 20,105
       Accounts receivable                             31,486           18,289
       Inventories of materials and supplies,
         at lower of average cost or market             7,892            8,010
       Deferred tax assets                                720              720
       Prepaid expenses                                 2,099            3,408
                                                     --------         --------
                Total Current Assets                   59,145           50,532
                                                     --------         --------

   SECURITIES HELD FOR INVESTMENT:
        Held-to-maturity, at amortized cost            22,590           22,589
        Available-for-sale, at fair value                 325              347
                                                     --------         --------
                                                       22,915           22,936
                                                     --------         --------
   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe    369,706          358,372
        Other                                           7,622            7,317
                                                     --------         --------
                                                      377,328          365,689
        Less-accumulated depreciation                 152,879          146,775
                                                     --------         --------
              Net Property and Equipment              224,449          218,914
                                                     --------         --------

    DEFERRED COSTS AND OTHER ASSETS                     1,187            1,222
                                                     --------         --------
                                                     $307,696         $293,604
                                                     ========         ========


     The accompanying notes are an integral part of these consolidated financial statements.

                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                        ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                    (In Thousands)


                                                   December 31,    September 30,
                                                       1999             1999
                                                   ------------    -------------
                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                             $  4,561         $  7,640
        Accrued liabilities                            11,118           11,373
                                                     --------         --------

                   Total Current Liabilities           15,679           19,013
                                                     --------         --------

LONG-TERM DEBT, net of current maturities:             57,000           54,000
                                                     --------         --------

DEFERRED CREDITS:
        Income taxes                                    8,660            8,168
        Other                                          29,053           20,194
                                                     --------         --------
                                                       37,713           28,362
                                                     --------         --------
SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized,
           none outstanding                               ---              ---
        Common stock, $1 par value;
            20,000,000  shares authorized with
            13, 678,000 and 13,675,000 shares
            issued and outstanding at
            December 31, 1999 and
            September 30, 1999,
            respectively                               13,678           13,675
         Paid-in capital                               52,492           52,458
         Accumulated other comprehensive
           income (loss)                                 (154)            (139)
         Retained earnings                            131,288          126,235
                                                     --------         --------
                                                      197,304          192,229
                                                     --------         --------
                                                     $307,696         $293,604
                                                     ========         ========

     The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)

                                                Three Months Ended December 31,
                                                    1999              1998
                                                -----------        ----------
                                                          (Unaudited)

REVENUES:
       Contract drilling                        $ 30,661            $ 34,252
       Contract management                           523                 725
                                                --------            --------
                                                  31,184              34,977
                                                --------            --------
COSTS AND EXPENSES:
       Contract drilling                          13,966              15,911
       Contract management                           389                 723
       Depreciation                                6,144               5,327
       General and administrative                  2,000               2,190
                                                --------            --------
                                                  22,499              24,151
                                                --------            --------

OPERATING INCOME                                   8,685              10,826
                                                --------            --------

OTHER INCOME (EXPENSE):
       Interest expense                             (954)               (824)
       Interest income                               537                 586
                                                --------            --------
                                                    (417)               (238)
                                                --------            --------

INCOME BEFORE INCOME TAXES                         8,268              10,588
PROVISION FOR INCOME TAXES                         3,215               3,812
                                                --------            --------

NET INCOME                                      $  5,053            $  6,776
                                                ========            ========

EARNINGS PER SHARE:
       Basic                                       $ .37               $ .50
       Diluted                                     $ .36               $ .49

AVERAGE COMMON SHARES OUTSTANDING:
       Basic                                      13,676              13,625
       Diluted                                    13,859              13,755


     The accompanying notes are an integral part of these consolidated financial statements.

 .




                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                    Three Months Ended December 31,
                                                                    -------------------------------
                                                                      1999                   1998
                                                                    -------                -------
                                                                                (Unaudited)

   CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                    $ 5,053               $ 6,776
                                                                     -------               -------
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                             6,144                 5,327
              Amortization                                               214                   124
              Deferred federal income tax provision                      499                   ---
         Changes in assets and liabilities:
              Increase in accounts receivable                        (13,197)               (2,906)
              Increase (decrease) in accounts payable and
                   accrued liabilities                                (2,794)                3,776
              Net mobilization fees                                    8,862                 3,357
              Other                                                    1,244                   223
                                                                     -------               -------
                                                                         972                 9,901
                                                                     -------               -------
                Net cash provided by operating activities              6,025                16,677
                                                                     -------               -------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                         (12,219)              (28,396)
                                                                     -------               -------
               Net cash used by investing activities                 (12,219)              (28,396)
                                                                     -------               -------

CASH FLOW FROM FINANCING ACITIVITES:
        Proceeds from revolving credit facility                        6,000                13,000
        Principal payments on long-term debt                          (3,000)                 (750)
        Proceeds from exercises of stock options                          37                   ---
                                                                     -------               -------
               Net cash provided by financing activities               3,037                12,250
                                                                     -------               -------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                 (3,157)                  531

CASH AND CASH EQUIVALENTS, at beginning of period
                                                                      20,105                11,621
                                                                     -------               -------
CASH AND CASH EQUIVALENTS, at end of period                          $16,948               $12,152
                                                                     =======               =======

Supplemental disclosure of cash flow information:
      Cash paid during the quarter for domestic
           and foreign income taxes                                  $ 2,373              $ 1,622
                                                                     =======              =======
       Cash paid during the quarter for interest,
           net of amounts capitalized                                $ 1,390              $ 1,769
                                                                     =======              =======

     The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM 1 - FIANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

         The unaudited interim financial statements as of December 31, 1999 and for each of the three month periods ended December 31, 1999 and 1998, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. For interim periods, the Company records income taxes using the expected effective tax rate for the fiscal year. In the opinion of the Company's management, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The interim financial results may not be indicative of results that could be expected for a full year.


2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                                       Per Share
                                                Net Income    Shares     Amount

Three Months Ended -
      December 31, 1999:
          Basic earnings per share               $ 5,053       13,676     $ .37
          Effect of dilutive securities  -
                  Stock Options                      ---          183      (.01)

          Diluted earnings per share             $ 5,053       13,859     $ .36


       December 31, 1998:
           Basic earnings per share              $ 6,776       13,625     $ .50
           Effect of dilutive securities -
                   Stock Options                     ---          130      (.01)

           Diluted earnings per share            $ 6,776       13,755     $ .49



3.       COMPREHENSIVE INCOME

         Comprehensive income includes the following (in thousands):



                                                              First Quarter
                                                         ----------------------
                                                           1999          1998
                                                         -------        -------

Net Income                                               $ 5,053        $ 6,776

Other comprehensive income:
     Unrealized holding loss on available-for-sale
      Securities, net of tax benefit of $8 and $48
      in 1999 and 1998, respectively                         (15)           (89)
                                                         -------        -------
Comprehensive income                                     $ 5,038        $ 6,687
                                                         =======        =======

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


MARKET OUTLOOK

         Even though, the price of oil is currently over $25 per barrel, worldwide fleet utilization for mobile offshore drilling units still remains below seventy-five percent. However, there are some encouraging indications that the offshore drilling market environment could improve in the second half of 2000. The Company has 65 percent of its total potential revenue days for 2000 currently committed, with the ATWOOD SOUTHERN CROSS, RIG-200 and RIG-19 being the Company's only drilling units without current contract commitments. Thus, even without market improvements, the Company's contract backlog should provide a high level of revenues and cash flows in fiscal 2000.

RESULTS OF OPERATIONS

     Contract revenues for the three months ended December 31, 1999 decreased 11%, compared to the three months ended December 31, 1998. A comparative analysis of contract revenues is as follows:

                                                CONTRACT REVENUES
                                                 (In millions)
                               ------------------------------------------------
                               First Quarter      First Quarter
                                 Fiscal 2000        Fiscal 1999        Variance
                               -------------      --------------      ---------
-
ATWOOD FALCON                          $10.5               $5.4          $5.1
VICKSBURG                                3.4                0.4           3.0
ATWOOD HUNTER                            8.8                8.7           0.1
ATWOOD SOUTHERN CROSS                    0.0                0.0           0.0
SEAHAWK                                  2.2                2.9          (0.7)
RICHMOND                                 1.5                2.4          (0.9)
RIG-19                                   0.0                1.9          (1.9)
RIG-200                                  0.0                2.1          (2.1)
ATWOOD EAGLE                             4.3                9.1          (4.8)
GOODWYN 'A'/NORTH RANKIN 'A'             0.5                2.1          (1.6)
                                       -----              -----         -----
                                       $31.2              $35.0         $(3.8)
                                       =====              =====         =====

         The increase in revenues for the ATWOOD FALCON and VICKSBURG is due to both rigs working the entire first quarter of fiscal 2000 compared to working a limited number of days during the first quarter of fiscal 1999 due to completing their upgrades. The ATWOOD HUNTER continues to operate under its long-term contract commitment in the United States Gulf of Mexico. The ATWOOD SOUTHERN CROSS has not worked since it completed its last contract in September 1998. The decrease in the SEAHAWK'S revenues is due to the rig receiving a reduced dayrate during its upgrade period. The rig commenced drilling operations following its upgrade in January 2000. The decrease in revenues for the RICHMOND and ATWOOD EAGLE was due to reduced dayrates. When the ATWOOD EAGLE commenced working in the Mediterranean Sea in 1998, its dayrate was $115,000; currently its dayrate is $50,000. RIG-200 and RIG-19 are available for contracts since becoming idle in June and September 1999, respectively.

         Contract drilling and management costs decreased 13% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. An analysis of contract drilling and management costs by rig is as follows:


                                  CONTRACT DRILLING AND MANAGEMENT COSTS
                                              (In millions)
                              ---------------------------------------------
                              First Quarter     First Quarter
                                Fiscal 2000       Fiscal 1999      Variance
                              -------------     -------------     ----------
VICKSBURG                              $1.5              $0.3          $1.2
ATWOOD FALCON                           2.0               1.2           0.8
SEAHAWK                                 2.2               1.6           0.6
ATWOOD HUNTER                           2.8               2.6           0.2
RICHMOND                                1.3               1.6          (0.3)
ATWOOD SOUTHERN CROSS                   1.0               1.5          (0.5)
RIG-200                                 0.0               0.6          (0.6)
ATWOOD EAGLE                            2.7               3.5          (0.8)
RIG-19                                  0.1               1.4          (1.3)
GOODWYN 'A'/NORTH RANKIN 'A'            0.4               1.7          (1.3)
OTHER                                   0.4               0.6          (0.2)
                                      -----             -----         -----
                                      $14.4             $16.6         $(2.2)
                                      =====             =====         =====

         The increase in drilling costs for the VICKSBURG and ATWOOD FALCON is due to both rigs working the entire first quarter of fiscal 2000 while working only a portion of the first quarter of fiscal 1999 due to completing their upgrades during which no operating costs were incurred. The increase in operating costs for the SEAHAWK is due to additional costs incurred in December 1999 to mobilize and prepare the rig for commencement of drilling operation following its required upgrade for its four-year contract extension. The decline in costs for the ATWOOD SOUTHERN CROSS is due to a reduction in personnel costs due to its idle status. Following completion of contracts in fiscal 1999, RIG-200 and RIG-19 have been stacked on land in Australia with very little costs being incurred. Due to a reduction in maintenance and some personnel costs, operating costs for the ATWOOD EAGLE declined 23% during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. As a result of reduced drilling operations for the GOODWYN 'A' and NORTH RANKIN 'A' platforms, revenues and costs have declined on these operations.

         The increase in depreciation expense is primarily due to a complete quarter of depreciation of the ATWOOD FALCON and VICKSBURG in fiscal 2000 compared to a partial quarter of depreciation in fiscal 1999. The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade.

         A summary of the contract status of each of the Company's owned drilling units as of February 10, 2000 is as follows:


     NAME OF RIG               LOCATION                     CONTRACT STATUS


ATWOOD FALCON               Philippines         Rig is under long-term contract
                                                which terminates in November 2001.

ATWOOD HUNTER               United States       Rig is under long-term contract
                            Gulf of Mexico      which terminates in November 2000.

ATWOOD EAGLE                Mediterranean Sea   Rig is currently being transported
                                                to Israel to commence short-term
                                                drilling program following a
                                                one-month water-depth upgrade to
                                                enable the rig to drill in up to
                                                3,300 feet of water.  Following
                                                completion of its drilling program
                                                in Israel, the rig will be moved
                                                to Egypt for a drilling program
                                                which should keep the rig employed
                                                for the remainder of fiscal 2000.

VICKSBURG                   India               Rig is under term contract which
                                                terminates in December 2000.

SEAHAWK                     Malaysia            The rig has commenced drilling in
                                                January 2000 under a four-year
                                                contract extension following its
                                                required upgrade.

RICHMOND                    United States       Rig is under contract until March 2000,
                            Gulf of Mexico      with ongoing discussions for additional work.

ATWOOD SOUTHERN CROSS       Australia           Rig is available for contract since
                                                it became idle at the end of
                                                September 1998.

RIG-19 and RIG-200          Australia           Rigs are available for contract
                                                since they became idle at the end
                                                of June and September 1999,
                                                respectively.



LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 2000, operating cash flow (before changes in working capital and other assets and liabilities) was $11.9 million compared to $12.2 million for the first quarter of fiscal 1999. During the first quarter of fiscal 2000, the Company utilized internally generated funds plus an additional net $3 million borrowed under its revolving credit facility to invest approximately $10.1 million in the upgrades of the SEAHAWK and ATWOOD EAGLE, and to fund approximately $2.1 million in other capital expenditures. In early
February 2000, the Company completed an approximate $7 million water-depth upgrade of the ATWOOD EAGLE to enable the rig to drill in up to 3,300 feet of water. The Company is planning to perform in April/May 2000 a minor $3 million enhancement to the RICHMOND and is planning an additional $50 to $55 million future upgrade to the ATWOOD EAGLE to enable the rig to work in water depths of 4,500 to 5,000 feet.

         Subsequent to December 31, 1999, the Company reduced its outstanding debt to $55 million. The Company is currently ahead of its required debt repayment schedule. Depending upon additional capital investment opportunities, the Company will adjust planned capital expenditures, debt repayments and financing requirements in light of current market conditions.

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



                                             ATWOOD OCEANICS, INC.
                                             (Registrant)




Date:  February 10, 2000                     s/JAMES M. HOLLAND______
                                               James M. Holland
                                               Senior Vice President
                                               and Chief Accounting Officer