Form 10-Q
period 2000-03-31
ATWOOD OCEANICS INC
filed 2000-05-15
CIK 8411

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


                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000
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


                    Registrant's telephone number, including
                             area code: 281-749-7800
                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

The number of shares outstanding of the issuer's class of common stock, as of April 30, 2000; 13,814,476 shares of Common Stock, $1 par value.
------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2000 and September 30, 1999, and the results of its operations and cash flows for the three months and six months ended March 31, 2000 and 1999, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1999 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     March 31,     September 30,
                                                       2000           1999
                                                    ----------     -------------
                                                    (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                      $ 16,566         $ 20,105
       Accounts receivable                              25,084           18,289
       Inventories of materials and supplies,
         at lower of average cost or market              8,355            8,010
       Deferred tax assets                                 720              720
       Prepaid expenses                                  1,500            3,408
                                                    ----------     ------------

                Total Current Assets                    52,225           50,532
                                                    ----------     ------------

   SECURITIES HELD FOR INVESTMENT:
        Held-to-maturity, at amortized cost             22,592           22,589
        Available-for-sale, at fair value                  311              347
                                                    ----------      -----------
                                                        22,903           22,936
                                                    ----------      -----------
   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe     377,784          358,372
        Other                                            7,759            7,317
                                                    ----------      -----------
                                                       385,543          365,689
        Less-accumulated depreciation                  160,188          146,775
                                                    ----------      -----------
              Net Property and Equipment               225,355          218,914
                                                    ----------      -----------

    DEFERRED COSTS AND OTHER ASSETS                      1,283            1,222
                                                    ----------      -----------
                                                      $301,766         $293,604
                                                    ==========      ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                    March 31,     September 30,
                                                      2000             1999
                                                   ----------     ------------
                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                           $    3,724      $    7,640
        Accrued liabilities                             9,088          11,373
                                                   ----------      ----------

                   Total Current Liabilities           12,812          19,013
                                                   ----------      ----------

LONG-TERM DEBT, net of current maturities:             49,000          54,000
                                                   ----------      ----------

DEFERRED CREDITS:
        Income taxes                                    8,706           8,168
        Other                                          26,384          20,194
                                                   ----------      ----------
                                                       35,090          28,362
                                                   ----------      ----------
SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none
           outstanding                                   ---             ---
        Common stock, $1 par value;
            20,000,000  shares  authorized with
            13,802,000 and 13,675,000 shares
            issued and outstanding at March 31,
            2000 and September 30, 1999,
            respectively                               13,802          13,675
         Paid-in capital                               53,955          52,458
         Accumulated other comprehensive
            income (loss)                                (162)           (139)
         Retained earnings                            137,269         126,235
                                                    ---------       ---------
                                                      204,864         192,229
                                                    ---------       ---------
                                                     $301,766        $293,604
                                                    =========       =========

     The accompanying notes are an integral part of these consolidated financial statements.



                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                    Three Months Ended              Six Months Ended
                                         March 31,                      March 31,
                                 2000              1999          2000               1999
                                       (Unaudited)                     (Unaudited)

REVENUES:
  Contract drilling           $ 31,878         $ 40,8773     $ 62,539           $ 75,129
  Contract management              483               448        1,006              1,173
                              --------         ---------     --------           --------
                                32,361            41,325       63,545             76,302
                              --------         ---------     --------           --------

COSTS AND EXPENSES:
  Contract drilling             12,392            18,109       26,358             34,020
  Contract management              354               392          743              1,115
  Depreciation                   7,564             6,457       13,708             11,784
  General and administrative     2,137             1,916        4,137              4,106
                              --------         ---------     --------           --------
                                22,447            26,874       44,946             51,025
                              --------         ---------     --------           --------

OPERATING INCOME                 9,914            14,451       18,599             25,277
                              --------         ---------     --------           --------

OTHER INCOME (EXPENSE)
        Interest expense          (974)          (1,277)       (1,928)            (2,101)
        Interest income            581              548         1,118              1,134
                              --------         --------      --------           --------
                                  (393)            (729)         (810)              (967)
                              --------         --------      --------           --------

INCOME BEFORE INCOME TAXES       9,521           13,722        17,789             24,310

PROVISION FOR INCOME TAXES       3,540            4,998         6,755              8,810
                              --------         --------      --------           --------

NET INCOME                       5,981         $  8,724      $ 11,034           $ 15,500
                              ========         =========     ========           ========

EARNINGS PER SHARE
              Basic             $ .44             $ .64         $ .81              $1.14
              Diluted           $ .43             $ .63         $ .80              $1.13
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
            Basic              13,719           13,627         13,700             13,626
            Diluted            13,902           13,740         13,828             13,739

The accompanying notes are an integral part of these consolidated financial statements.




                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Six Months Ended March 31,
                                                                      2000                  1999
                                                                              (Unaudited)

  CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                   $ 11,034             $15,500
                                                                    --------             -------
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                            13,708              11,784
              Amortization                                               373                 275
              Deferred federal income tax provision                      550               1,000
         Changes in assets and liabilities:
              Increase in accounts receivable                         (6,795)            (11,020)
              Increase (decrease) in accounts payable and
                   accrued liabilities                                (5,370)              4,444
              Net mobilization fees                                    6,195              11,648
              Other                                                    1,122                (765)
                                                                    --------             -------
                                                                       9,783              17,366
                                                                    --------             -------
                Net cash provided by operating activities             20,817              32,866
                                                                    --------             -------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                         (20,980)            (34,247)
                                                                    --------             -------
               Net cash used by investing activities                 (20,980)            (34,247)
                                                                    --------             -------

CASH FLOW FROM FINANCING ACITIVITES:
        Proceeds from revolving credit facility                        6,000              13,000
        Principal payments on long-term debt                         (11,000)             (7,750)
        Proceeds from exercises of stock options                       1,624                  50
                                                                    --------             -------
               Net cash provided by financing activities              (3,376)              5,300
                                                                    --------             -------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                 (3,539)              3,919
CASH AND CASH EQUIVALENTS, at beginning of period
                                                                      20,105              11,621
                                                                    --------             -------
CASH AND CASH EQUIVALENTS, at end of period                          $16,566             $15,540
                                                                    ========             =======
Supplemental disclosure of cash flow information:
      Cash paid during the period for domestic
           and foreign income taxes                                 $  5,553             $ 7,427
                                                                    ========             =======
       Cash paid during the period for interest,
           net of amounts capitalized                               $  1,096             $ 2,216
                                                                    ========             =======


     The accompanying notes are an integral part of these consolidated financial statements.


                      PART I. ITEM 1 - FIANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

         The unaudited interim financial statements as of March 31, 2000 and for each of the six month periods ended March 31, 2000 and 1999, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. For interim periods, the Company records income taxes using the expected effective tax rate for the fiscal year. In the opinion of the Company's management, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The interim financial results may not be indicative of results that could be expected for a full year.


2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):


                                              Three Months Ended              Six Months Ended
                                       -----------------------------     ------------------------------
                                       Net                 Per Share      Net                  Per Share
                                       Income     Shares     Amount      Income    Shares       Amount
                                      -------    --------  ---------    --------   ------      ----------
March 31, 2000:
    Basic earnings per share          $ 5,981     13,719      $ .44     $11,034    13,700        $ .81
    Effect of dilutive securities-
       Stock Options                      ---        183       (.01)        ---       128         (.01)
                                      -------     ------      -----     -------    ------       ------

       Diluted earnings per share     $ 5,981     13,902      $ .43     $11,034    13,828        $ .80
                                      =======     ======      =====     =======    ======       ======

March 31, 1999:
    Basic earnings per share          $ 8,724     13,627        .64     $15,500    13,626       $ 1.14
    Effect of dilutive securities-
      Stock Options                       ---        113       (.01)       ---        113         (.01)
                                      -------     ------      -----     -------    ------       ------

      Diluted earnings per share      $ 8,724     13,740      $ .63     $15,500    13,739       $ 1.13
                                     ========     ======      =====     =======    ======       ======


3.       COMPREHENSIVE INCOME

         Comprehensive income includes the following (in thousands):


THREE MONTHS ENDED MARCH 31,                  2000             1999
                                           --------          -------

Net Income                                  $ 5,981          $ 8,724
Other comprehensive income:
   Unrealized holding gain (loss) on
     available-for-sale
   Securities, net of tax benefit of
     $5 in 2000 and tax
     expense of $29 in 1999                      (8)              55
                                           --------          -------
   Comprehensive income                     $ 5,973          $ 8,779
                                           ========          =======


SIX MONTHS ENDED MARCH 31,                   2000              1999
                                           --------          -------

Net Income                                 $11,034           $15,500
Other comprehensive income:
  Unrealized holding gain (loss)
    on available-for-sale
  Securities, net of tax benefit
    of $13 and $19
    in 2000 and 1999, respectively             (23)              (34)
                                           -------           -------
  Comprehensive income                     $11,011           $15,466
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


MARKET OUTLOOK

         Worldwide utilization of offshore drilling equipment is currently around 80% compared to around 70% at the beginning of fiscal year 2000. There are encouraging indications that the offshore drilling market environment could continue to improve toward the end of 2000 and into 2001. Except for the RIG-200 and RIG-19, the Company's drilling units have current contract commitment that should keep the various rigs employed for the remainder of fiscal 2000. The ATWOOD SOUTHERN CROSS (idle since September 1998) is currently being mobilized to the Mediterranean Sea to commence a short-term drilling program, with ongoing discussions for additional work. The Company's backlog should provide a high level of revenues and cash flows for the remainder of fiscal 2000.


RESULTS OF OPERATIONS

         Contract revenues for the three months and six months ended March 31, 2000 decreased 22% and 17%, respectively, compared to the same periods ended March 31, 1999. A comparative analysis of contract revenues is as follows:

                                         CONTRACT REVENUES
                                             (In Millions)
                         ----------------------------------------------------
                            Three Months Ended            Six Months Ended
                                 March 31,                   March 31,
                         -------------------------    -----------------------
                          2000      1999  Variance    2000     1999   Variance
                         -----     -----  --------   -----    -----   --------
SEAHAWK                  $ 5.6     $ 2.8     $ 2.8   $ 7.8    $ 5.7    $  2.1
ATWOOD HUNTER              9.0       7.4       1.6    17.8     16.1       1.7
ATWOOD FALCON              9.9       9.8       0.1    20.4     15.1       5.3
RICHMOND                   1.6       1.3       0.3     3.0      3.7      (0.7)
ATWOOD SOUTHERN CROSS      0.0       0.0       0.0     0.0      0.0       0.0
VICKSBURG                  2.9       3.4      (0.5)    6.2      3.8       2.4
RIG 200/RIG-19             0.0       3.9      (3.9)    0.0      7.9      (7.9)
ATWOOD EAGLE               2.9      10.7      (7.8)    7.3     19.8     (12.5)
GOODWYN 'A'/
NORTH RANKIN 'A'           0.5       2.0      (1.5)    1.0      4.2      (3.2)
                         -----     -----     -----   -----    -----    ------
                         $32.4     $41.3     $(8.9)  $63.5    $76.3    $(12.8)
                         =====     =====     =====   =====    =====    ======


         The SEAHAWK commenced drilling operations, following its upgrade, in January 2000 at a significant enhancement in dayrate over the reduced dayrate it received during its upgrade period, accounting for its increase in revenues in 2000. In 1999, the ATWOOD HUNTER incurred some days of downtime in order to correct certain equipment defects, which accounts for revenues being lower in 1999 compared to 2000. The increase in revenues for the ATWOOD FALCON during the six months ended March 31, 2000 compared to the same period in fiscal 1999 was due to the rig's upgrade not being completed until November 1998. Improvement during the quarter in revenues earned by the RICHMOND was due to an increase in dayrates; however, the level of dayrates for the first half of fiscal 2000 were not as high as the first half of fiscal 1999, accounting for the RICHMOND year-to-date decline in revenues. The ATWOOD SOUTHERN CROSS is currently being mobilized to the Mediterranean Sea to commence a short drilling program after being idle since September 1998. The VICKSBURG worked the entire first half of fiscal 2000 compared to having some idle days at the beginning of fiscal 1999 while completing its upgrade, accounting for its increase in revenues for the first half of fiscal 2000; however, revenues declined during the quarter ended March 31, 2000 compared to the same period in 1999 due to a reduction in contract dayrate. When the ATWOOD EAGLE commenced working in the Mediterranean Sea in 1998, its dayrate was $115,000, compared to a dayrate during 2000 of approximately $50,000. Besides a dayrate reduction, the decline in revenues is also attributable to the rig being idle in January while undergoing a water depth upgrade. RIG-200 and RIG-19 are available for contract since becoming idle in June and September 1999, respectively. As a result of a decline in drilling activities on the GOODWYN 'A' and NORTH RANKIN 'A' platforms, the Company's management activities related to these platforms have also declined resulting in less revenues being received and less costs being incurred.

         Contract drilling and management costs for the three months and six months ended March 31, 2000 decreased 31% and 23%, respectively, compared to the same periods in 1999. An analysis of contract drilling and management costs by rig is as follows.


                                              CONTRACT DRILLING AND
                                                 MANAGEMENT COSTS
                                                  (In Millions)
                       ---------------------------------------------------------
                            Three Months Ended              Six Months Ended
                                March 31,                       March 31,
                       ----------------------------   ------------------------
                         2000      1999    Variance    2000     1999   Variance
                       ------     -----    --------   -----    -----   --------
SEAHAWK                 $ 1.9     $ 1.7       $ 0.2   $ 4.1    $ 3.4     $  0.7
RICHMOND                  1.5       1.4         0.1     2.8      3.1       (0.3)
ATWOOD HUNTER             2.4       2.4         0.0     5.2      5.0        0.2
ATWOOD FALCON             2.0       2.0         0.0     4.1      3.1        1.0
VICKSBURG                 1.3       1.4        (0.1)    2.8      1.7        1.1
ATWOOD SOUTHERN CROSS     1.1       1.2        (0.1)    2.1      2.6       (0.5)
RIG-200/RIG-19            0.0       2.2        (2.2)    0.1      4.3       (4.2)
ATWOOD EAGLE              1.5       4.0        (2.5)    4.2      7.5       (3.3)
GOODWYN 'A'/
NORTH RANKIN 'A'          0.4       1.7        (1.3)    0.8      3.4       (2.6)
OTHER                     0.6       0.5         0.1     0.9      1.0       (0.1)
                        -----     -----        ----   -----    -----      -----
                        $12.7     $18.5       $(5.8)  $27.1    $35.1      $(8.0)


         The increase in drilling costs for the SEAHAWK for the six months ended March 31, 2000 is primarily due to additional costs incurred in December 1999 to mobilize and prepare the rig for commencement of drilling operations following its required upgrade for its four-year contract extension. The increase in drilling costs for the ATWOOD FALCON and VICKSBURG for the six months ended March 31, 2000 is due to both rigs working the entire first half of fiscal 2000 while working only a portion of the first quarter of fiscal 1999 due to completing their upgrades during which no operating costs were incurred. The decline in costs for the ATWOOD SOUTHERN CROSS is due to a reduction in personnel costs due to its idle status through the first half of fiscal 2000. Operating costs on the ATWOOD SOUTHERN CROSS during the second half of fiscal 2000 will increase with its return to work. The reduction in operating costs for the ATWOOD EAGLE was due to no operating costs being incurred in January 2000 when the rig was in a shipyard for its water depth upgrade and due to a general overall decline in maintenance and some personnel costs. RIG-200 and RIG-19 are currently stacked on land in Australia with very little costs being incurred.

         The Company does not recognize depreciation expense during a period a rig is out of service for a significant upgrade. The ATWOOD FALCON, VICKSBURG and SEAHAWK had some reduction in depreciation expense in 1999 due to upgrades, accounting for the increase in depreciation in 2000.

         A summary of the contract status of the Company's wholly or partially owned drilling units as of May 10, 2000 is as follows:


NAME OF RIG              LOCATION                     CONTRACT STATUS
--------------------    ------------------------      -----------------------------------------------------------------

ATWOOD FALCON            Philippines                  Rig is under long-term contract which terminates in November 2001.

ATWOOD HUNTER            United States                Rig is under long-term contract which terminates in September 2000.
                         Gulf of Mexico

ATWOOD EAGLE             Mediterranean Sea            Rig is currently preparing to be moved to Egypt to commence a drilling program which should keep the rig employed for the remainder of fiscal 2000.

VICKSBURG                India                        Rig is under term contract which terminates in December 2000.

SEAHAWK                  Malaysia                     Rig is currently drilling under a four-year contract extension period, with a further option.

ATWOOD SOUTHERN CROSS    Mediterranean Sea            Rig is being mobilized to the Mediterranean Sea to commence a short-term drilling program, with ongoing discussions for additional work.

RICHMOND                 United States                Upon completion of the current drilling program, the rig will be
                         Gulf of Mexico               moved to a shipyard for a minor upgrade.  Discussions are ongoing for additional work following the rig's upgrade.

RIG-19                   Australia                    Rig is available for contract since it became idle in September 1999.

RIG-200                  Australia                    Rig is available for contract since it became idle in June 1999.


LIQUIDITY AND CAPITAL RESOURCES

         During the first half of fiscal 2000, operating cash flow (before changes in working capital and other assets and liabilities) was $25.7 million compared to $28.6 million for the first half of fiscal 1999. During the first half of fiscal 2000, the Company utilized internally generated funds to invest approximately $10.0 million in completing the upgrade of the SEAHAWK, to invest approximately $7.9 million in the upgrade of the ATWOOD EAGLE, to fund approximately $3.1 million of other capital expenditures, in addition to reducing long-term debt by $5 million. Subsequently to March 31, 2000, the Company has made an additional $3 million reduction in long-term debt, with a current outstanding balance of $46 million. In June 2000, a minor $5 million enhancement and refurbishment of the RICHMOND will be performed. The Company is also planning an additional $50 to $55 million future water depth upgrade to the ATWOOD EAGLE to enable the rig to work in water depths of 4,500 to 5,000 feet from its current water depth capacity of 3,600 feet.

          The Company continues to explore the market for possible growth opportunities. Further reduction or increase in long-term debt will depend on identifying investment opportunities. The Company will adjust planned capital expenditures, debt repayment and financing requirements in light of current market conditions.

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 4.   Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on February 10, 2000, at which the shareholders voted on the election of six directors. Of the 12,465,237 shares of Common Stock present in person or by proxy, the number of shares voted for or withheld in connection with the election of each director is as follows:


NAME                                         CAST FOR            VOTES WITHHELD
------------------------                   -----------           --------------

Robert W. Burgess                           12,399,188                66,049

George S. Dotson                            12,308,888               156,349

Walter H. Helmerich III                     12,309,188               156,049

Hans Helmerich                              12,309,488               155,749

John R. Irwin                               12,309,688               155,549

William J. Morrissey                        12,397,388                67,849


ITEM 6. Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Report on Form 8-K
                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ATWOOD OCEANICS, INC.
                               (Registrant)




Date:  May 12, 2000            s/JAMES M. HOLLAND
                               James M. Holland
                               Senior Vice President
                               and Chief Accounting Officer