Form 10-Q
period 2000-06-30
ATWOOD OCEANICS INC
filed 2000-08-11
CIK 8411

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


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

The number of shares outstanding of the issuer's class of common stock, as of July 31, 2000; 13,822,051 shares of Common Stock, $1 par value.

------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2000 and September 30, 1999, and the results of its operations and cash flows for the three months and nine months ended June 30, 2000 and 1999, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 1999 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       June 30,  September 30,
                                                         2000          1999
                                                    ----------   ------------
                                                     (Unaudited)
 ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                       $ 21,618     $ 20,105
       Accounts receivable                               24,980       18,289
       Inventories of materials and supplies,
         at lower of average cost or market               8,668        8,010
       Deferred tax assets                                  720          720
       Prepaid expenses                                   1,863        3,408
                                                       --------     --------

                Total Current Assets                     57,849       50,532
                                                       --------     --------

   SECURITIES HELD FOR INVESTMENT:
        Held-to-maturity, at amortized cost              22,592       22,589
        Available-for-sale, at fair value                   316          347
                                                       --------     --------
                                                         22,908       22,936
                                                       --------     --------
   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe      382,185      358,372
        Other                                             7,885        7,317
                                                       --------     --------
                                                        390,070      365,689
        Less-accumulated depreciation                   167,937      146,775
                                                        -------     --------
              Net Property and Equipment                222,133      218,914
                                                        -------     --------

    DEFERRED COSTS AND OTHER ASSETS                       1,341        1,222
                                                       --------     --------
                                                       $304,231     $293,604
                                                       ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                       June 30,    September 30,
                                                         2000          1999
                                                      ----------  -------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                              $    4,786   $    7,640
        Accrued liabilities                               10,125       11,373
                                                      ----------    ---------

             Total Current Liabilities                    14,911       19,013
                                                      ----------    ---------

LONG-TERM DEBT, net of current maturities:                46,000       54,000
                                                      ----------    ---------

DEFERRED CREDITS:
        Income taxes                                       9,007        8,168
        Other                                             23,717       20,194
                                                       ---------     --------
                                                          32,724       28,362
                                                       ---------     --------
SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized,
             none outstanding                                ---         ---
        Common stock, $1 par value;
            20,000,000  shares  authorized
            with 13,822,000 and 13,675,000 shares
            issued and outstanding at June 30, 2000
            and September 30, 1999, respectively          13,822       13,675
         Paid-in capital                                  54,412       52,458
         Accumulated other comprehensive
            income (loss)                                   (159)        (139)
         Retained earnings                               142,521      126,235
                                                        --------    ---------
                                                         210,596      192,229
                                                        --------    ---------
                                                        $304,231     $293,604
                                                        ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                 Three Months Ended              Nine Months Ended
                                                       June 30,                       June 30,
                                               2000               1999           2000          1999
                                          ---------------     ----------     ---------     ----------
                                                       (Unaudited)                  (Unaudited)
REVENUES:
         Contract drilling                    $ 32,934        $ 38,503        $ 95,473       $113,632
         Contract management                       477             224           1,483          1,397
                                              --------        --------        --------       --------
                                                33,411          38,727          96,956        115,029
                                              --------        --------        --------      ---------
COSTS AND EXPENSES:
         Contract drilling                      14,457          18,626          40,815         52,646
         Contract management                       370             141           1,113          1,256
         Depreciation                            7,883           6,008          21,591         17,792
         General and administrative              2,050           1,710           6,187          5,816
                                              --------        --------        --------      ---------
                                                24,760          26,485          69,706         77,510
                                              --------        --------        --------      ---------

OPERATING INCOME                                 8,651          12,242          27,250         37,519
                                              --------        --------        --------      ---------

OTHER INCOME (EXPENSE)
         Interest expense                        (901)          (1,125)         (2,829)        (3,226)
         Interest income                          662              667           1,780          1,801
                                              -------         --------        --------      ---------
                                                 (239)            (458)         (1,049)        (1,425)
                                               -------         --------        --------      ---------

INCOME BEFORE INCOME TAXES                      8,412           11,784          26,201         36,094

PROVISION FOR INCOME TAXES                      3,160            4,390           9,915         13,200
                                               ------         --------        --------      ---------

NET INCOME                                      5,252         $  7,394        $ 16,286      $  22,894
                                               ======         ========        ========      =========

EARNINGS PER SHARE
              Basic                             $ .38            $ .54           $1.18          $1.68
              Diluted                           $ .37            $ .53           $1.17          $1.66
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
            Basic                              13,822           13,669          13,744         13,641
            Diluted                            14,026           13,849          13,902         13,773


The accompanying notes are an integral part of these consolidated financial statements.

 .

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              Nine Months Ended June 30,
                                                                2000            1999
                                                             ---------      -----------
                                                                  (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                               $ 16,286          $22,894
                                                              --------          -------
       Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
            Depreciation                                        21,591           17,792
            Amortization                                           391              349
            Deferred federal income tax provision                  850            1,900
       Changes in assets and liabilities:
            (Increase) decrease in accounts receivable          (6,691)           5,426
            Increase (decrease) in accounts payable and
                 accrued liabilities                            (3,141)           5,432
            Net mobilization fees                                3,528            8,391
            Other                                                  495            2,106
                                                              --------          -------
                                                                17,023           41,396
                                                              --------          -------
              Net cash provided by operating activities         33,309           64,290
                                                              --------          -------

CASH FLOW FROM INVESTING ACTIVITIES:
      Capital expenditures                                     (25,897)         (39,431)
                                                              --------          -------
             Net cash used by investing activities             (25,897)         (39,431)
                                                              --------          -------

CASH FLOW FROM FINANCING ACITIVITES:
      Proceeds from revolving credit facility                   52,000           13,000
      Principal payments on long-term debt                     (60,000)         (17,750)
      Proceeds from exercises of stock options                   2,101              486
                                                              --------          -------
             Net cash provided by financing activities          (5,899)          (4,264)
                                                              --------          -------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                              1,513           20,595
CASH AND CASH EQUIVALENTS, at beginning of period               20,105           11,621
                                                               -------          -------
CASH AND CASH EQUIVALENTS, at end of period                    $21,618          $32,216
                                                               =======          =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for domestic
         and foreign income taxes                              $ 7,658          $ 8,913
                                                               =======          =======
       Cash paid during the period for interest,
           net of amounts capitalized                          $ 3,914          $ 4,138
                                                               =======          =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM 1 - FIANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

         The unaudited interim financial statements as of June 30, 2000 and for each of the nine month periods ended June 30, 2000 and 1999, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. For interim periods, the Company records income taxes using the expected effective tax rate for the fiscal year. In the opinion of the Company's management, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The interim financial results may not be indicative of results that could be expected for a full year.


2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):


                                                       Three Months Ended                           Nine Months Ended
                                                -------------------------------------      -------------------------------
                                                 Net                   Per Share             Net                   Per Share
                                                Income       Shares      Amount             Income        Shares     Amount
June 30, 2000:
          Basic earnings per share              $ 5,252       13,822     $ .38             $16,286       13,744      $ 1.18
          Effect of dilutive securities-
                  Stock Options                    ---           204      (.01)                --           158        (.01)
                                                -------      -------     -----             -------       ------      ------

          Diluted earnings per share            $ 5,252       14,026     $ .37             $16,286       13,902      $ 1.17
                                                =======      =======     =====             =======       ======      ======

June 30, 1999:
           Basic earnings per share             $ 7,394       13,669       .54             $22,894       13,641      $ 1.68
           Effect of dilutive securities-
                   Stock Options                    ---          180      (.01)                ---          132        (.02)
                                                -------      -------     -----             --------      ------      ------

           Diluted earnings per share           $ 7,394       13,849     $ .53             $22,894       13,773      $ 1.66
                                                =======      =======     =====             ========      ======      ======


3.       COMPREHENSIVE INCOME

         Comprehensive income includes the following (in thousands):


THREE MONTHS ENDED JUNE 30,                                   2000       1999
                                                           -------    -------
Net Income                                                 $ 5,252    $ 7,394
Other comprehensive income:
     Unrealized holding gain on available-for-sale
      Securities, net of tax expense of $ 1 in 2000 and
         $17 in 1999, respectively                               3         29
                                                           -------    -------
Comprehensive income                                       $ 5,255    $ 7,423
                                                           =======    =======


NINE MONTHS ENDED JUNE 30,                                    2000       1999
                                                           -------    -------
Net Income                                                 $16,286    $22,894
Other comprehensive income:
     Unrealized holding loss on available-for-sale
      Securities, net of tax benefit of $ 11 and $ 2
      in 2000 and 1999, respectively                           (20)        (5)
                                                           -------    -------
Comprehensive income                                       $16,266    $22,889
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


MARKET OUTLOOK

         Worldwide utilization of offshore drilling equipment is currently around 84% compared to around 70% at the beginning of fiscal year 2000. There are encouraging indications that the offshore drilling market environment could continue to improve toward the end of 2000 and into 2001. Except for RIG-200 and RIG-19, the Company's drilling units have current contract commitments that should keep the various rigs employed into fiscal 2001. The ATWOOD SOUTHERN CROSS (idle since September 1998) commenced working in June 2000 off the coast of Israel. Even though the operating results for fiscal 2000 will not be as good as fiscal 1998 and 1999, it will be the Company's seventh consecutive profitable year.


RESULTS OF OPERATIONS

         Contract revenues for the three months and nine months ended June 30, 2000 decreased 14% and 16%, respectively, compared to the same periods ended June 30, 1999. A comparative analysis of contract revenues is as follows:

                                                        CONTRACT REVENUES
                                                           (In Millions)
                               --------------------------------------------------------------------

                                   Three Months Ended                          Nine Months Ended
                                        June 30,                                   June 30,
                               ---------------------------------      -----------------------------
                                 2000        1999       Variance       2000      1999      Variance
                                -----       -----       --------      -----     -----      --------
SEAHAWK                         $ 5.7       $ 2.0          $ 3.7      $13.6     $ 7.8       $ 5.8
RICHMOND                          1.8         0.0            1.8        4.8       3.7         1.1
ATWOOD SOUTHERN CROSS             0.8         0.0            0.8        0.8       0.0         0.8
ATWOOD FALCON                    10.0         9.7            0.3       30.4      24.8         5.6
VICKSBURG                         2.9         3.3           (0.4)       9.1       7.1         2.0
ATWOOD HUNTER                     7.2         8.7           (1.5)      25.0      24.8         0.2
ATWOOD EAGLE                      4.5         8.5           (4.0)      11.8      28.2       (16.4)
RIG 200/RIG-19                    0.0         4.4           (4.4)       0.0      12.4       (12.4)
GOODWYN 'A'/NORTH RANKIN 'A'      0.5         2.1           (1.6)       1.4       6.2        (4.8)
                                -----      -------         -----      -----    ------       -----
                                $33.4       $38.7          $(5.3)     $96.9    $115.0      $(18.1)
                                =====        ====          =====      =====    ======      ======

         The SEAHAWK commenced drilling operations, following its upgrade, in January 2000 at a significant enhancement in dayrate over the reduced dayrate it received during its upgrade period, accounting for its increase in revenues in 2000. The RICHMOND was idle in the third quarter of fiscal 1999 due to depressed market conditions and did not return to work until September 1999. For the first nine months of fiscal 2000, the RICHMOND was fully employed, which accounts for its increase in revenues. In June 2000, the ATWOOD SOUTHERN CROSS returned to work (after being idle since September 1998) off the coast of Israel. The increase in revenues for the ATWOOD FALCON during the nine months ended June 30, 2000 compared to the same period in fiscal 1999 was due to the rig's upgrade not being completed until November 1998. Thus far, the VICKSBURG has worked the entire fiscal year 2000 compared to having some idle days at the beginning of fiscal 1999 while completing its upgrade, accounting for its increase in revenues for the nine months ended June 30, 2000. During the third quarter of fiscal 2000, the ATWOOD HUNTER incurred some unanticipated downtime due to equipment problems, which accounts for its decline in revenues. When the ATWOOD EAGLE commenced working in the Mediterranean Sea in 1998, its dayrate was $115,000, compared to a dayrate during 2000 of approximately $50,000. Besides a dayrate reduction, the decline in revenues is also attributable to the rig being idle in January 2000 while undergoing a water depth upgrade. RIG-200 and RIG-19 are available for contract since becoming idle in June and September 1999, respectively. As a result of a decline in drilling activities on the GOODWYN "A" and NORTH RANKIN "A" platforms, the Company's management activities related to these platforms have also declined resulting in less revenues being received and less costs being incurred.

                  Contract drilling and management costs for the three months and nine months ended June 30, 2000 decreased 21% and 22%, respectively, compared to the same periods in 1999. An analysis of contract drilling and management costs by rig is as follows.


                                                        CONTRACT DRILLING AND
                                                           MANAGEMENT COSTS
                                                            (In Millions)
                                 -------------------------------------------------------------------------

                                      Three Months Ended                        Nine Months Ended
                                           June 30,                                 June 30,
                                 ----------------------------------        --------------------------------
                                   2000         1999       Variance          2000        1999      Variance
                                 ------        ------     ---------        ------       ------     --------
ATWOOD HUNTER                    $  2.7        $  2.1        $  0.6        $  7.9       $  7.4      $  0.5
RICHMOND                            1.5           1.0           0.5           4.3          3.9         0.4
ATWOOD SOUTHERN CROSS               2.0           1.0           1.0           4.1          3.6         0.5
ATWOOD FALCON                       2.1           2.0           0.1           6.2          5.1         1.1
SEAHAWK                             1.9           1.9           0.0           6.0          5.3         0.7
VICKSBURG                           1.4           1.8          (0.4)          4.2          3.3         0.9
ATWOOD EAGLE                        2.5           4.0          (1.5)          6.7         11.5        (4.8)
RIG-200/RIG-19                      0.0           2.5          (2.5)          0.1          6.6        (6.5)
GOODWYN 'A'/NORTH RANKIN 'A'        0.4           1.5          (1.1)          1.2          4.9        (3.7)
OTHER                               0.3           1.0          (0.7)          1.2          2.3        (1.1)
                                  -----         -----         ------       ------        -----      ------
                                  $14.8         $18.8         $(4.0)        $41.9        $53.9      $(12.0)
                                  =====         =====         =====         =====        =====      ======

         The increase in operating costs for the ATWOOD HUNTER was related to the equipment downtime problems incurred by the rig during the third quarter of fiscal 2000. The rig will be down for an estimated seven days during the fourth quarter of fiscal 2000 for some additional repairs to be completed. The RICHMOND being idle during the third quarter of fiscal 1999 compared to working in fiscal 2000 accounts for its increase in operating costs. The increase in operating costs for the ATWOOD SOUTHERN CROSS was due to its return to work. The increase in drilling costs for the ATWOOD FALCON and VICKSBURG for the nine months ended June 30, 2000 was due to both rigs, thus far, working the entire fiscal 2000 while working only a portion of the first quarter of fiscal 1999 due to completing their upgrades during which no operating costs were incurred. The increase in drilling costs for the SEAHAWK for the nine months ended June 30, 2000 was primarily due to additional costs incurred in December 1999 to mobilize and prepare the rig for commencement of drilling operations following its required upgrade for its four-year contract extension. The reduction in operating costs for the ATWOOD EAGLE was due to no operating costs being incurred in January 2000 when the rig was in a shipyard for its water depth upgrade and due to a generally overall decline in maintenance and some personnel costs. RIG-200 and RIG-19 are currently stacked on land in Australia with very little costs being incurred.

         The Company does not recognize depreciation expense during a period a rig is out of service for a significant upgrade. The ATWOOD FALCON, VICKSBURG and SEAHAWK had some reduction in depreciation expense in 1999 due to upgrades, accounting for the increase in depreciation in 2000.

         A summary of the contract status of the Company's wholly or partially owned drilling units as of August 9, 2000 is as follows:


    NAME OF RIG                   LOCATION                                CONTRACT STATUS

--------------------              ------------------           ------------------------------------------------
ATWOOD FALCON                     Philippines                  Rig is under long-term contract,
                                                               which terminates in November 2001.

ATWOOD HUNTER                     United States                Current three-year contract executed in
                                  Gulf of Mexico               1997 terminates in November/December 2000.

ATWOOD EAGLE                      Mediterranean Sea            Rig is currently working in Egypt under
                                                               drilling programs, which should keep the
                                                               rig employed into the second half of fiscal 2001.

VICKSBURG                         India                        Rig is under term contract, which terminates
                                                               in December 2000.

SEAHAWK                           Malaysia                     Rig is currently drilling under a four-year
                                                               contract extension period, with a further option.

ATWOOD SOUTHERN CROSS             Mediterranean Sea            Currently working off the coast of Israel
                                                               under contracts, which should keep the rig
                                                               employed into 2001.

RICHMOND                          United States                Currently in a shipyard undergoing a minor
                                  Gulf of Mexico               upgrade which should be completed in
                                                               September 2000.  Following its upgrade,
                                                               the rig has contracts, which should keep
                                                               it employed into 2001.

RIG-19                            Australia                    Rig is available for contract since it became
                                                               idle in September 1999.

RIG-200                           Australia                    Rig is available for contract since it became
                                                               idle in June 1999.


LIQUIDITY AND CAPITAL RESOURCES

     For the first nine months of fiscal 2000, operating cash flow (before changes in working capital and other assets and liabilities) was $39.1 million compared to $42.9 million for the first nine months of fiscal 1999. During the first nine months of fiscal 2000, the Company utilized internally generated funds to invest approximately $10.1 million in completing the upgrade of the SEAHAWK, to invest approximately $10.6 million in the upgrade of the ATWOOD EAGLE, to fund approximately $5.2 million of other capital expenditures, in addition to reducing long-term debt by $8 million. In August 2000, a minor $5 to $6 million enhancement and refurbishment of the RICHMOND will be performed. The Company is also planning an additional $70 million future water depth upgrade to the ATWOOD EAGLE to enable the rig to work in water depths of up to 5,000 feet from its current water depth capacity of 3,600 feet. The Company is also evaluating the feasibility of making million in certain upgrades and refurbishment to the ATWOOD HUNTER following the completion of its current drilling program (estimated November/December 2000), which could involve expenditures in excess of $30 million. In June 2000, the Company entered into a $150 million revolving (non-reducing) Credit Facility with a bank group, which matures in June 2005. Proceeds from this facility were used to refinance $46 million of existing debt and will be used to fund future capital expenditures to upgrade existing offshore drilling units.

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

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

ITEM 6. Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Report on Form 8-K
                  Execution of $150 million Revolving Credit Facility on June 30, 2000 (Filed July 5, 2000)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ATWOOD OCEANICS, INC.
                                   (Registrant)




Date:  August 11, 2000             s/JAMES M. HOLLAND
                                   ------------------
                                     James M. Holland
                                     Senior Vice President
                                     and Chief Accounting Officer