Form 10-K
period 2000-09-30
ATWOOD OCEANICS INC
filed 2000-12-21
CIK 8411

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

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 1-13167

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

The aggregate market value of the voting stock held by non-affiliates of the registrants as of November 30, 2000 is $451,000,000.

The number of shares outstanding of the issuer's class of Common Stock, as of November 30, 2000: 13,822,551 shares of Common Stock, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2000 - Referenced in Parts I, II and IV of this report. (2) Proxy Statement for Annual Meeting of Shareholders to be held February 08, 2001 - Referenced in Part III of this report.

================================================================================

                                     PART I

ITEM  1.    BUSINESS

     Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company" or "Registrant", unless the context requires otherwise), a corporation organized in 1968 under the laws of the State of Texas, is engaged in contract drilling of exploratory and development oil and gas wells in offshore areas and related support, management and consulting services. The
Company currently owns (i) three "third-generation" semisubmersibles, one "second-generation" semisubmersible, one jack-up, one "second- generation" semisubmersible tender assist vessel, one "second-generation" semisubmersible unit purchased for future conversion to a tender assist vessel, one submersible, and one modular, self-contained platform rig, and (ii) a 50% interest in a new generation self- contained platform rig. The Company also provides labor, supervisory and consulting services to two operator owned self-contained platform rigs in Australia.

     Since 1996,  the Company has expended  over $200  million in upgrading  its offshore mobile drilling fleet. During fiscal 2001, the Company plans on upgrading the ATWOOD HUNTER and the ATWOOD EAGLE at estimated costs totaling between $120 and $125 million. In December 2000, the Company purchased the second-generation semisubmersible OCEAN SCOUT, subsequently renamed the SEASCOUT, for $4.5 million. This unit was purchased for a future conversion and upgrade to a semisubmersible tender assist rig once an acceptable contract opportunity has been secured. The Company's strategy of pursuing selective, high-return opportunities has produced the three best years of financial performance in its 30-year history in fiscal years 1998, 1999 and 2000. The Company's ability to continue to produce strong financial performance depends on a high demand for drilling equipment which is dependent on the exploration and development programs of oil and gas companies.

     Historically, most of the Company's drilling operations have been conducted outside of United States waters. Approximately 72, 77 and 69 percent of the Company's contract revenues were derived from foreign operations in fiscal years 2000, 1999 and 1998, respectively. In addition to operating in United States waters, the Company is currently involved in active foreign operations in the territorial waters of Australia, Israel, Malaysia, India, Egypt and the Philippines. The ATWOOD HUNTER, a third-generation semisubmersible, and the submersible RICHMOND are the Company's only drilling vessels located in United States waters. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 13 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2000, incorporated by reference herein.

      OFFSHORE DRILLING EQUIPMENT

     The Company's diversified fleet of owned or operated drilling rigs currently consists of four semisubmersibles, one jack-up, one semisubmersible tender assist vessel and one semisubmersible to be converted to a tender assist vessel at a future date, one submersible, and four modular, self-contained platform rigs. Each type of drilling rig is designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs owned or operated by the Company illustrate the diversified range of application of the Company's rig fleet.

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

     Semisubmersible tender assist vessels operate like a semisubmersible except that their drilling equipment is temporarily installed on permanently constructed offshore support platforms. The semisubmersible vessel provides crew accommodations, storage facilities and other support for the drilling operations.

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

     The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond the control of the Company. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect the Company's ability to employ its drilling vessels. Due to decline in drilling market activities, the Company's active rig utilization decreased from virtually 100 percent in 1998 to 77 percent in 1999 to 71 percent in 2000. The Company's two platform rigs (RIG-200 and RIG-19) did not work during fiscal 2000. The ATWOOD SOUTHERN CROSS, after being idle for eighteen months, returned to work in June 2000. The Company does not anticipate that RIG-200 or RIG-19 will work during fiscal 2001 and with only the ATWOOD FALCON and the SEAHAWK having contractual commitments beyond fiscal 2001, some idle time on the Company's other rigs could be incurred during fiscal 2001.

      For long moves of drilling equipment, the Company attempts to obtain either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. A surplus of certain types of units, either worldwide or in particular operating areas, can result in the Company's acceptance of a contract which provides only partial or no recovery of relocation costs. In recent times, with the exception of the relocation of the ATWOOD SOUTHERN CROSS from Australia to the Mediterranean Sea, the Company has received full recovery of relocation costs. The Company incurred net costs of approximately $1.2 million in its relocation of the ATWOOD SOUTHERN CROSS and can give no assurance that it will receive full recovery of future relocation costs.

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

     CUSTOMERS

     During fiscal year 2000, the Company performed operations for 10 customers. Because of the relatively limited number of customers for which the Company can operate at any given time, sales to each of 3 different customers amounted to 10% or more of the Company's fiscal 2000 revenues. Shell Philippines Exploration B.V/Sabah Shell Petroleum Company Limited, British-Borneo Petroleum Inc., and Esso Australia Limited/Esso Production Malaysia, Inc., accounted for 31%, 25% and 15%, respectively, of fiscal year 2000 revenues. The Company's business operations are subject to the risks associated with a business having a limited number of customers for its products or services, and a decrease in the drilling programs of these customers in the areas where they employ the Company may adversely affect the Company's revenues.

     COMPETITION

     The Company competes with numerous other drilling contractors, most of which are substantially larger than the Company and possess appreciably greater financial and other resources. Although some business combinations among drilling companies have resulted in a decrease in the total number of competitors, the drilling industry still remains very competitive, with no single drilling contractor being dominant. Thus, there continues to be competition in securing available drilling contracts.

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

     FOREIGN OPERATIONS

     The operations of the Company are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors, including risks of expropriation, nationalization, foreign exchange restrictions, foreign taxation, changing conditions and foreign and domestic monetary policies. Generally, the Company purchases insurance to protect against some or all loss due to events of political risk such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, regulations affecting production, regulations restricting the importation of foreign petroleum, environmental regulations and regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 13 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2000, incorporated herein by reference, for a summary of contract revenues, operating income and identifiable assets by geographic region.

     Because of the Company's foreign operations, its overall effective tax rate may in the future be higher than the maximum United States corporate statutory rate due to the possibility of higher foreign tax rates in certain jurisdictions or less than full creditability of foreign taxes paid.

     EMPLOYEES

     The Company currently employs approximately 850 persons in its domestic and worldwide operations. In connection with its foreign drilling operations, the Company has often been required by the host country to hire substantial portions of its work force in that country and, in some cases, these employees may be represented by foreign unions. To date, the Company has experienced little difficulty in complying with such requirements, and the Company's drilling operations have not been significantly interrupted by strikes or work stoppages.

     SECURITIES LITIGATION SAFE HARBOR STATEMENT

     Some of the information presented in, or in connection with, this Report constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

       The Company's dependence on the oil and gas industry; the risks involved in the construction and upgrade of the Company's rigs; the operational risks involved in drilling for oil and gas; the efforts of vigorous competition; the risk inherent in international operations, including possible economic, political or monetary instability; and, governmental regulations and environmental matters.

     The words "believe", "impact", "intend", "estimate", "anticipate", "plan" and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis incorporated by reference in Part II and elsewhere in this report.

     Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. The Company and its representatives have no general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

     COMPANY INFORMATION

     The Company's filings made with the Securities and Exchange Commission ("SEC") may be obtained from the SEC at the physical address and internet address indicated in the Company's Annual Report to Shareholders for fiscal year 2000, incorporated herein by reference.


ITEM 2.  PROPERTIES

      Information regarding the location and general character of the Company's principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 2000, which is incorporated by reference herein.

      Since 1996, the Company has successfully upgraded seven drilling units; the ATWOOD HUNTER, the ATWOOD SOUTHERN CROSS, the ATWOOD FALCON, the VICKSBURG, the ATWOOD EAGLE, the RICHMOND and the SEAHAWK at approximate costs of $40 million, $35 million, $50 million, $35 million, $8 million, $7 million and $22 million, respectively. During fiscal year 2001, the Company is planning an additional upgrade of the ATWOOD HUNTER estimated to cost between $40 and $45 million and of the ATWOOD EAGLE estimated to cost $80 million. On December 5, 2000, the Company purchased the semisubmersible unit SEASCOUT (ex OCEAN SCOUT) for $4.5 million. This unit was purchased for conversion and upgrade to a semisubmersible tender assist vessel once an acceptable contract opportunity has been secured. For more information concerning these costs, see Note 4 in Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2000, incorporated by reference herein.




ITEM 3.  LEGAL PROCEEDINGS

     On August 31, 2000, the Company became a defendant in Bryant v. R&B Falcon Drilling USA, Inc. et al., Civil Action No. G-00- 488, in the United States District Court for the Southern District of Texas-Galveston Division. In this suit the plaintiff, Thomas Bryant, who is a former employee of the Company and purports to represent a class of persons who are members of the crew aboard water-based drilling apparatuses and who accepted employment with defendants while in the United States for domestic or international employ, alleges the Company and a number of other offshore drilling contractors or their affiliates, all defendants in the suit, acted in concert to depress wages and benefits paid to their offshore employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. The Plaintiff seeks an unspecified amount of treble damages, attorney's fees and costs on behalf of himself and the alleged class of offshore workers similarly situated. The Company has filed an Answer to this suit. The suit is in the early stages of discovery and preliminary proceedings. The Company vigorously denies these allegations and, based on information presently available, does not expect that the outcome of this matter will have a material adverse effect on its business or financial position.

        The Company is party to a number of other lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        During the fourth quarter of fiscal 2000, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

      As of September 30, 2000, there were over 750 beneficial owners of the Company's common stock.

      The Company did not pay cash dividends in fiscal years 1999 or 2000 and the Company does not anticipate paying cash dividends in the foreseeable future because of the capital intensive nature of its business. To enable the company to maintain its high competitive profile in the industry, cash reserves will be utilized, at the appropriate time, to upgrade existing equipment or to acquire additional equipment. The Company's revolving credit facility prohibits the Company from paying dividends on common stock.

      Market information concerning the Company's common stock may be found under the caption heading "Stock Price Information" in the Company's Annual Report to Shareholders for fiscal 2000, which is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

      Information required by this item may be found under the caption "Five Year Financial Review" in the Company's Annual Report to Shareholders for fiscal 2000, which is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 2000, which is incorporated by reference herein.



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information   required  by  this  item  may  be  found  under  the  caption
"Disclosures About Market Risk" in the Company's Annual Report to Shareholders for fiscal 2000, which is incorporated by reference herein.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 2000, which is incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Company's independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2001, to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2001, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2001, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2001, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

            (a)   FINANCIAL STATEMENTS AND EXHIBITS

                 1.  FINANCIAL STATEMENTS

      The following financial statements, together with the report of Arthur Andersen LLP dated November 21, 2000 appearing in the Company's Annual Report to Shareholders, are incorporated by reference herein:

          Report of Independent Public Accountants

          Consolidated Balance Sheets dated September 30, 2000 and 1999

          Consolidated Statements of Operations for each of the three years in the period ended September 30, 2000


          Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2000

          Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2000

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

         Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.1 hereof.

         Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.3.2 hereof

         Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.3. hereof

         Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.3.4 hereof

             (b)  REPORTS ON FORM 8-K

         On July 5, 2000, the Company filed a report on Form 8-K announcing that it entered into a $150 million Revolving Credit Facility with a bank group.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATWOOD OCEANICS, INC.

                                   /s/ JOHN R. IRWIN
                                   JOHN R. IRWIN, President
                                   DATE:  7 December 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


    /s/ JAMES M. HOLLAND                     /s/ JOHN R. IRWIN
        JAMES M. HOLLAND                         JOHN R. IRWIN
        Senior Vice President                    President and Director
        (Principal Financial and                 (Principal Executive Officer)
        Accounting Officer)                      Date:  7 December 2000
        Date:  7 December 2000

    /s/ ROBERT W. BURGESS                    /s/ GEORGE S. DOTSON
        ROBERT W. BURGESS,                       GEORGE S. DOTSON,
        Director                                 Director
        Date:  7 December 2000                   Date:  7 December 2000

    /s/ HANS HELMERICH                       /s/ WILLIAM J. MORRISSEY
        HANS HELMERICH,                          WILLIAM J. MORRISSEY,
        Director                                 Director
        Date:  7 December 2000                   Date:  7 December 2000


   /s/ W.H. HELMERICH, III
       W.H. HELMERICH, III
       Director
       DATE:  7 December 2000

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

 3.1.4 Articles of Amendment dated November 6,1997(Incorporated herein by reference to Exhibit 3.1.4 of the Company's Form 10-K for the year ended September 30, 1997).

 3.2          Bylaws, as amended (Incorporated herein by reference to Exhibit
              3.2 of the Company's Form 10-K for the year ended September 30,
              1993).

10.1.1 Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Form
              10-K for the year ended September 30, 1993).

10.1.2 Form of Atwood Oceanics, Inc. Stock Option Agreement - 1990 Stock Option Plan (Incorporated herein by reference to the Company's Form 10-K for the year ended September 30, 1999).

10.1.3 Amendment No.1 to the Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to the Company's Form 10-K for the year ended September 30, 1999).

10.1.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement 1990 Stock Option Plan (Incorporated herein by reference to the Company's Form 10-K for the year ended September 30, 1999).

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

10.3.2 Form of Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to the Company's Form 10-K for the year ended September 30, 1999).

10.3.3 Amendment No. 1 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to the Company's Form 10-K for the year ended September 30, 1999).

10.3.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement -1996 Incentive Equity Plan (Incorporated herein by reference to the Company's Form 10-K for the year ended September 30, 1999).

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

10.7 Credit Agreement dated June 30, 2000 between the Company and Bank One, N.A., and Other Financial Institutions (Incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated July 5, 2000.)

10.8 Credit Agreement dated June 30, 2000 between the Company and Bank One, N.A. and Other Financial Institutions (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated July 5,
              2000).

*13.1         Annual Report to Shareholders

*21.1         List of Subsidiaries

*23.1         Consent of Independent Public Accountants

*27.1         Financial Data Schedule

 *  Filed hereinwith