Form 10-Q
period 2000-12-31
ATWOOD OCEANICS INC
filed 2001-02-14
CIK 8411

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


                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2000
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000 13,822,551 shares of Common Stock $1 par value

-------------------------------------------------------------------------------

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                December 31,     September 30,
                                                   2000               2000
                                               ------------      ------------
                                                (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                   $ 24,959        $ 19,740
       Accounts receivable,net                       30,376          31,466
       Inventories of materials and supplies,
         at lower of average cost or market           8,869           9,544
       Deferred tax assets                              950             950
       Prepaid expenses                               2,216           3,217
                                                  ---------       ---------

                Total Current Assets                 67,370          64,917
                                                   --------        --------

   SECURITIES HELD FOR INVESTMENT:
        Held-to-maturity, at amortized cost          12,597          22,594
        Available-for-sale, at fair value               364             327
                                                  ---------      ----------
                                                     12,961          22,921
                                                   --------        --------
   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe  405,098         391,879
        Other                                         8,335           8,197
                                                  ---------       ---------
                                                    413,433         400,076
        Less-accumulated depreciation               182,420         175,969
                                                    -------         -------
              Net Property and Equipment            231,013         224,107
                                                    -------         -------

    DEFERRED COSTS AND OTHER ASSETS                   1,398           1,306
                                                  ---------     -----------
                                                   $312,742        $313,251
                                                   ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                  December 31,     September 30,
                                                      2000              2000
                                                  ------------      -----------
                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                            $    3,308      $    5,886
        Accrued liabilities                             13,580          11,598
                                                    ----------       ---------
                   Total Current Liabilities            16,888          17,484
                                                    ----------       ---------

LONG-TERM DEBT, net of current maturities:              40,000          46,000
                                                    ----------       ---------

DEFERRED CREDITS:
        Income taxes                                    10,904          10,390
        Other                                           18,652          21,172
                                                     ---------        --------
                                                        29,556          31,562
                                                     ---------        --------

SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized,
           none outstanding                              ---             ---
        Common stock, $1 par value;
            20,000,000  shares  authorized with
            13,824,000 and 13,823,000 shares
            issued and outstanding at
            December 31, 2000 and
            September 30, 2000,
            respectively                                13,824          13,823
         Paid-in capital                                55,179          55,151
         Accumulated other comprehensive
            income (loss)                                 (128)           (152)
         Retained earnings                             157,423         149,383
                                                      --------        --------
                                                       226,298         218,205
                                                      --------        --------
                                                      $312,742        $313,251
                                                      ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                Three Months Ended December 31,
                                                -------------------------------
                                                 2000                  1999
                                                -------              -------
                                                         (Unaudited)
REVENUES:
       Contract drilling                       $ 37,747             $ 30,661
       Contract management                        1,693                  523
                                               --------             --------
                                                 39,440               31,184
                                               --------             --------
COSTS AND EXPENSES:
       Contract drilling                         15,938               13,966
       Contract management                        1,552                  389
       Depreciation                               6,634                6,144
       General and administrative                 2,365                2,000
                                                -------             --------
                                                 26,489               22,499
                                                -------             --------

OPERATING INCOME                                 12,951                8,685
                                                -------             --------

OTHER INCOME (EXPENSE):
       Interest expense                            (966)                (954)
       Interest income                              570                  537
                                                -------             --------
                                                   (396)                (417)
                                                -------          -  --------

INCOME BEFORE INCOME TAXES                       12,555                8,268
PROVISION FOR INCOME TAXES                        4,515                3,215
                                               ---------            --------

NET INCOME                                     $  8,040             $  5,053
                                               ========             ========

EARNINGS PER SHARE:
       Basic                                      $ .58                $ .37
       Diluted                                    $ .58                $ .36

AVERAGE COMMON SHARES OUTSTANDING:
       Basic
       Diluted                                   13,823             13,676
                                                 13,930             13,859

The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                         Three Months Ended December 31,
                                                                            2000                   1999
                                                                         ---------             ----------
                                                                                 (Unaudited)

 CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                                          $  8,040                $ 5,053
                                                                         --------                -------
       Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
            Depreciation                                                    6,634                  6,144
            Amortization                                                       13                    214
            Deferred federal income tax provision                             500                    499
       Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                      1,090                (13,197)
            Increase (decrease) in accounts payable and
                 accrued liabilities                                        1,625                 (2,794)
            Net mobilization fees                                          (2,130)                 8,862
            Other                                                           1,179                  1,244
                                                                        ---------               --------
                                                                            8,911                    972
                                                                        ---------               --------
              Net cash provided by operating activities                    16,951                  6,025
                                                                        ---------               --------
CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                              (15,761)               (12,219)
               Treasury note maturity                                      10,000                    ---
                                                                         --------               --------
               Net cash used by investing activities                       (5,761)               (12,219)
                                                                         --------               --------
CASH FLOW FROM FINANCING ACITIVITES:
        Proceeds from revolving credit facility
        Principal payments on long-term debt                                  ---                  6,000
        Proceeds from exercises of stock options                           (6,000)                (3,000)

               Net cash provided by (used in) financing activities             29                     37
                                                                          -------               --------
                                                                           (5,971)                 3,037
                                                                          -------               --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                       5,219                 (3,157)
CASH AND CASH EQUIVALENTS, at beginning of period
                                                                           19,740                 20,105
                                                                       ---------                --------
CASH AND CASH EQUIVALENTS, at end of period                              $ 24,959               $ 16,948
                                                                         ========               ========
Supplemental disclosure of cash flow information:
      Cash paid during the quarter for domestic
           and foreign income taxes                                      $  1,521              $   2,373
                                                                         ========              =========
       Cash paid during the quarter for interest,
           net of amounts capitalized                                    $  1,134              $   1,390
                                                                         ========              =========

     The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

         The unaudited interim financial statements as of December 31, 2000 and for each of the three month periods ended December 31, 2000 and 1999, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. For interim periods, the Company records income taxes using the expected effective tax rate for the fiscal year. In the opinion of the Company's management, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 2000 Annual Report to Shareholders.



2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                                      Per Share
                                              Net Income     Shares     Amount
                                              ----------    --------  ---------
Three Months Ended -
      December 31, 2000:
            Basic earnings per share            $ 8,040      13,823      $ .58
            Effect of dilutive securities  -
                    Stock options                   ---         107        ---
                                                -------     -------      -----

            Diluted earnings per share          $ 8,040      13,930      $ .58
                                                =======     =======      =====

      December 31, 1999:
             Basic earnings per share           $ 5,053      13,676      $ .37
             Effect of dilutive securities -
                     Stock options                  ---         183       (.01)
                                                -------     -------      -----

              Diluted earnings per share        $ 5,053      13,859      $ .36
                                                =======     =======      =====
3.       COMPREHENSIVE INCOME

         Comprehensive income includes the following (in thousands):

                                                          First Quarter
                                                    -----------------------
                                                    Fiscal          Fiscal
                                                      2001            2000

Net Income                                         $ 8,040         $ 5,053
Other comprehensive income:
     Unrealized holding gain (loss)
        on available-  for-sale  securities,
        net of tax (provision) benefit of
        $(13) and $8 in 2001 and 2000,
        respectively                                    24             (15)
                                                   -------         -------
Comprehensive income                               $ 8,064         $ 5,038
                                                   =======         =======

4.  CHANGE IN DEPRECIATION POLICY

       In November 2000, the Company engaged an independent appraiser to evaluate the expected useful lives of the ATWOOD HUNTER, ATWOOD FALCON and ATWOOD EAGLE. Based, in part, upon such appraisal, the Company, effective October 1, 2000, extended the depreciable lives of ATWOOD HUNTER and ATWOOD FALCON from 12 to 22 years and will extend the depreciable life of the ATWOOD EAGLE from 12 to 22 years following the completion of its water-depth upgrade planned at the end of fiscal 2001. The Company believes that these changes in depreciable lives provide a better matching of the revenues and expenses of these assets over their anticipated useful lives. This change in the Company's depreciation policy lowered depreciation expense by $1.7 million for the three months ended December 31, 2000 and increased net income by $1.1 million ($0.08 per diluted share).

5.  NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standard ("SFAS") No. 133 establishes accounting and reporting standards requiring that any derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. In the first quarter of fiscal 2001, the Company adopted SFAS No. 133, which had no material impact on the Company's financial statements.

         In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which summarized the staff's view on applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin has been amended to become effective no later than the fourth quarter of fiscal years beginning after December 15, 1999, which is the fourth quarter of fiscal 2001 for the Company. In the opinion of management, the Company's current accounting policies are in compliance with the staff's views, and the adoption of SAB 101 will not have a material impact on the Company's financial statements.

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

MARKET OUTLOOK

         The worldwide mobile offshore drilling fleet utilization is currently in the 86% to 87% range. With anticipated increases in international exploration and production budgets starting in 2001, the Company remains optimistic about improving fundamentals and the long-term offshore drilling and completions markets. The Company anticipates that the ATWOOD HUNTER will enter a shipyard in early March 2001 to commence its $40 to 45 million upgrade and enhancement project. With the ATWOOD HUNTER anticipated being off dayrate for five to six months for its upgrade, the Company's quarterly operating results for the remainder of fiscal 2001 are expected to be lower than the results realized for the first quarter of fiscal 2001. However, even with the upgrade of the ATWOOD HUNTER, the Company's contract backlog on its other drilling units should continue to provide a high level of revenues and cash flows in fiscal 2001.

RESULTS OF OPERATIONS

     Contract revenues for the three months ended December 31, 2000 increased 26% compared to the three months ended December 31, 1999. A comparative analysis of contract revenues is as follows:

                                                   CONTRACT REVENUES
                                                     (In millions)
                                -----------------------------------------------
                                First Quarter        First Quarter
                                 Fiscal 2001          Fiscal 2000      Variance

ATWOOD SOUTHERN CROSS              $ 4.1                $ 0.0          $ 4.1
SEAHAWK                              5.9                  2.2            3.7
ATWOOD EAGLE                         5.0                  4.3            0.7
RICHMOND                             2.1                  1.5            0.6
ATWOOD FALCON                       10.2                 10.5           (0.3)
VICKSBURG                            2.8                  3.4           (0.6)
ATWOOD HUNTER                        7.6                  8.8           (1.2)
RIG-200/RIG-19                       0.0                  0.0            0.0
NORTH RANKIN 'A'/GOODWYN 'A'         1.7                  0.5            1.2
                                  ------               ------         ------
                                  $ 39.4               $ 31.2         $  8.2
                                  ======               ======         ======

         The increase in revenues for the ATWOOD SOUTHERN CROSS was due to the drilling unit being under contract during the first quarter of fiscal 2001 compared to being idle during the quarter ended December 31, 1999. Revenue increase for the SEAHAWK was due to it returning to work in January 2000 following the completion of its upgrade, whereby reduced revenues were received during the upgrade period. The increase in revenues for the ATWOOD EAGLE and RICHMOND was due to higher dayrates; while the decrease in revenues for the VICKSBURG and the ATWOOD HUNTER was due to reduction in dayrates. As a result of drilling operations recommencing on the NORTH RANKIN 'A' platform following completion of its upgrade, revenues and costs increased on this operation.

         Contract drilling and management costs increased 22% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. An analysis of contract drilling and management costs by rig is as follows:

                                      CONTRACT DRILLING AND MANAGEMENT COSTS
                                                   (In millions)

                                First Quarter     First Quarter
                                 Fiscal 2001       Fiscal 2000       Variance
                                ------------      -------------      --------
ATWOOD SOUTHERN CROSS                $ 2.4             $ 1.0          $ 1.4
ATWOOD HUNTER                          3.4               2.8            0.6
VICKSBURG                              1.7               1.5            0.2
ATWOOD FALCON                          2.1               2.0            0.1
ATWOOD EAGLE                           2.6               2.7           (0.1)
RICHMOND                               1.2               1.3           (0.1)
SEAHAWK                                1.9               2.2           (0.3)
GOODWYN 'A'/NORTH RANKIN 'A'           1.6               0.4            1.2
OTHER                                  0.6               0.5            0.1
                                     -----             -----          -----
                                     $17.5             $14.4          $ 3.1
                                     =====             =====          =====

         The increase in drilling costs for the ATWOOD SOUTHERN CROSS was due to the drilling unit being idle (at a reduced level of costs) during the first quarter of fiscal 2000. The increase in the drilling costs for the ATWOOD HUNTER was due to higher maintenance costs being incurred. In December 1999, the SEAHAWK incurred additional costs related to mobilization and preparing the rig for commencement of drilling operations following its upgrade; thereby, accounting for its decline in operating costs for the quarter ended December 31, 2000.

         An analysis of depreciation expense by rig for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 is as follows:

                                        DEPRECIATION EXPENSE
                                            (In millions)
                           --------------------------------------------
                           First Quarter     First Quarter
                            Fiscal 2001       Fiscal 2000     Variance
                           -----------       -----------     ----------
SEAHAWK                        $1.7              $0.0            $1.7
ATWOOD EAGLE                    0.9               0.7             0.2
RICHMOND                        0.3               0.1             0.2
ATWOOD SOUTHERN CROSS           1.0               1.0             0.0
VICKSBURG                       0.7               0.7             0.0
ATWOOD HUNTER                   0.6               1.3            (0.7)
ATWOOD FALCON                   0.7               1.6            (0.9)
OTHER                           0.7               0.7             0.0
                               ----              ----            ----
                               $6.6              $6.1            $0.5
                               ====              ====            ====

         The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade, which accounts for the SEAHAWK not having any depreciation for the first quarter of fiscal 2000. The decrease in depreciation expense for the ATWOOD HUNTER and ATWOOD FALCON was due to extending the depreciable lives of these rigs (effective October 1, 2000) from 12 to 22 years.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 2001, operating cash flow (before changes in working capital and other assets and liabilities) was $15.0 million compared to $11.9 million for the first quarter of fiscal 2000. During the first quarter of fiscal 2001, the Company utilized internally generated funds, along with proceeds of $10 million from the treasury note maturity, to invest $4.5 million to purchase the SEASCOUT for future conversion and upgrade to a semisubmersible tender assist unit when an acceptable contract opportunity has been secured; to invest approximately $4.1 million in early order items relating to the upgrade of the ATWOOD HUNTER; to invest approximately $2.6 million in completing the upgrade of the RICHMOND; and to fund approximately $4.6 million of other capital expenditures; in addition to reducing long-term debt by $6 million. The Company is finalizing plans on the $40 to $45 million upgrade of the ATWOOD HUNTER, which is expected to commence in March 2001. Immediately upon the ATWOOD EAGLE completing its current contractual commitments (estimated late fourth quarter fiscal 2001, or early first quarter fiscal 2002) it is anticipated that the rig will enter a shipyard for an approximate $80 million upgrade.

         The Company continues to explore the market for possible growth opportunities. Further reduction or increase in long-term debt will depend on identifying investment opportunities and timing of planned upgrade costs. The Company's current $150 million credit facility (with a current outstanding balance of $40 million) should be more than adequate to provide funding for currently planned capital expenditures. The Company will adjust planned capital expenditures, debt repayment and financing requirements in light of current market conditions.

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

    1) Current and planned activities relating to the ATWOOD HUNTER and ATWOOD EAGLE (Filed November 17, 2000)

    2) Earnings for the fiscal year ended September 30, 2000 along with supporting information (Filed November 21, 2000)

    3)  Purchase of the SEASCOUT for $4.5 million (Filed December 6, 2000)

    4) Changes in the Company's depreciation policy relating to certain drilling units (Filed December 11, 2000)

    5) Current and planned activities relating to the ATWOOD SOUTHERN CROSS (Filed December 20, 2000)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ATWOOD OCEANICS, INC.
                                                   (Registrant)




Date:  February 14, 2000                            s/JAMES M. HOLLAND
                                                    -----------------------
                                                    James M. Holland
                                                    Senior Vice President
                                                    and Chief Accounting Officer