Form 10-Q
period 2001-03-31
ATWOOD OCEANICS INC
filed 2001-05-15
CIK 8411

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


                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

The number of shares outstanding of the issuer's class of common stock, as of April 30, 2001; 13,829,326 shares of Common Stock, $1 par value.

------------------------------------------------------------------------------



                                                 PART I. ITEM I - FINANCIAL STATEMENTS
                                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               March 31,              September 30,
                                                                                  2001                     2000
                                                                           -------------------    -----------------------
                                                                              (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                                                     $ 34,832                   $ 19,740
       Accounts receivable                                                             27,481                     31,466
       Inventories of materials and supplies,
         at lower of average cost or market                                             9,613                      9,544
       Deferred tax assets                                                                950                        950
       Prepaid expenses                                                                 1,930                      3,217
                                                                                     --------                   --------
                Total Current Assets                                                   74,806                     64,917
                                                                                     --------                   --------

   SECURITIES HELD FOR INVESTMENT:
        Held-to-maturity, at amortized cost                                               ---                     22,594
        Available-for-sale, at fair value                                                 371                        327
                                                                                     --------                   --------
                                                                                          371                     22,921
                                                                                     --------                   --------
   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe                                    422,915                    391,879
        Other                                                                           8,477                      8,197
                                                                                     --------                   --------
                                                                                      431,392                    400,076
        Less-accumulated depreciation                                                 188,987                    176,569
                                                                                     --------                   --------
              Net Property and Equipment                                              242,405                    224,107
                                                                                     --------                   --------
    DEFERRED COSTS AND OTHER ASSETS                                                     1,517                      1,306
                                                                                     --------                   --------
                                                                                     $319,099                   $313,251
                                                                                     ========                   ========


The accompanying notes are an integral part of these consolidated financial statements.



                                                 PART I. ITEM I - FINANCIAL STATEMENTS
                                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                             (In thousands)


                                                                               March 31,              September 30,
                                                                                  2001                     2000
                                                                          ---------------------   -----------------------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                           $  5,298                 $  5,886
        Accrued liabilities                                                          13,480                   11,598
                                                                                   --------                 --------
                   Total Current Liabilities                                         18,778                   17,484
                                                                                   --------                 --------
LONG-TERM DEBT, net of current maturities:                                           40,000                   46,000
                                                                                   --------                 --------
DEFERRED CREDITS:
        Income taxes                                                                 11,406                   10,390
        Other                                                                        16,520                   21,172
                                                                                   --------                 --------
                                                                                     27,926                   31,562
                                                                                   --------                 --------

SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding                                ---                      ---
        Common stock, $1 par value;
            20,000,000 shares authorized with 13,828,000 and 13,823,000 shares issued and outstanding at March 31, 2001 and September 30, 2000,
            respectively                                                             13,828                   13,823
         Paid-in capital                                                             55,237                   55,151
         Accumulated other comprehensive income (loss)                                 (123)                    (152)
         Retained earnings                                                          163,453                  149,383
                                                                                   --------                 --------
                                                                                    232,395                  218,205
                                                                                   --------                 --------

                                                                                   $319,099                 $313,251
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


                                                 PART I. ITEM I - FINANCIAL STATEMENTS
                                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share amounts)



                                                            Three Months Ended                          Six Months Ended
                                                                March 31,                                  March 31,
                                                 ----------------------------------------     --------------------------------
                                                     2001                    2000                  2001                 2000
                                                 ---------                --------             ---------             --------
                                                              (Unaudited)                                  (Unaudited)
REVENUES:
         Contract drilling                        $ 35,793                $ 31,878              $ 73,540              $ 62,539
         Contract management                         1,417                     483                 3,110                 1,006
                                                  --------                --------              --------              --------
                                                    37,210                  32,361                76,650                63,545
                                                  --------                --------              --------              --------
COSTS AND EXPENSES:
         Contract drilling                          16,665                  12,392                32,603                26,358
         Contract management                         1,453                     354                 3,005                   743
         Depreciation                                6,627                   7,564                13,261                13,708
         General and administrative                  2,371                   2,137                 4,736                 4,137
                                                  --------                --------              --------              --------
                                                    27,116                  22,447                53,605                44,946
                                                  --------                --------              --------              --------
OPERATING INCOME                                    10,094                   9,914                23,045                18,599
                                                  --------                --------              --------              --------
OTHER INCOME (EXPENSE)
         Interest expense                             (834)                   (974)               (1,800)               (1,928)
         Interest income                               517                     581                 1,087                 1,118
                                                  --------                --------              --------              --------
                                                      (317)                   (393)                 (713)                 (810)
                                                  --------                --------              --------              --------


INCOME BEFORE INCOME TAXES                           9,777                   9,521                22,332                17,789

PROVISION FOR INCOME TAXES                           3,747                   3,540                 8,262                 6,755
                                                  --------                --------              --------              --------
NET INCOME                                        $  6,030                $  5,981              $ 14,070              $ 11,034
                                                  ========                ========              ========              ========
EARNINGS PER SHARE
              Basic                                   $.44                   $ .44                 $1.02                 $ .81
              Diluted                                 $.43                   $ .43                 $1.00                 $ .80
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
            Basic                                   13,826                  13,719                13,824                13,700
            Diluted                                 14,069                  13,902                14,048                13,828


The accompanying notes are an integral part of these consolidated financial statements.

 .


                                                 PART I. ITEM I - FINANCIAL STATEMENTS
                                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Six Months Ended March 31,
                                                                            ---------------------------------------------
                                                                                  2001                 2000
                                                                            ------------------    -----------------------
                                                                                            (Unaudited)
   CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                                 $ 14,070               $ 11,034
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                                          13,261                 13,708
              Amortization                                                              26                    373
              Deferred federal income tax provision                                  1,000                    550
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                             3,985                 (6,795)
              Increase (decrease) in accounts payable and
                   accrued liabilities                                               3,515                 (5,370)
              Net mobilization fees                                                 (4,261)                 6,195
              Other                                                                    585                  1,122
                                                                                  --------               --------
                                                                                    18,111                  9,783
                                                                                  --------               --------
                Net cash provided by operating activities                           32,181                 20,817
                                                                                  --------               --------
CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                       (33,780)               (20,980)
         Treasury notes maturity                                                    22,600                    ---
                                                                                  --------               --------
               Net cash used by investing activities                               (11,180)               (20,980)
                                                                                  --------               --------
CASH FLOW FROM FINANCING ACITIVITES:
        Proceeds from revolving credit facility                                        ---                  6,000
        Principal payments on long-term debt                                        (6,000)               (11,000)
        Proceeds from exercises of stock options                                        91                  1,624
                                                                                  --------               --------
               Net cash used by financing activities                                (5,909)                (3,376)
                                                                                  --------               --------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                               15,092                 (3,539)
CASH AND CASH EQUIVALENTS, at beginning of period
                                                                                    19,740                 20,105
                                                                                  --------               --------
CASH AND CASH EQUIVALENTS, at end of period                                       $ 34,832               $ 16,566
                                                                                  ========               ========
---------------------------
Supplemental disclosure of cash flow information:
      Cash paid during the period for domestic

           and foreign income taxes                                               $  4,465               $  5,553
                                                                                  ========               ========
       Cash paid during the period for interest,
           net of amounts capitalized                                             $  1,950               $  1,096
                                                                                  ========               ========

The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM 1 - FIANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

     The unaudited interim financial statements as of March 31, 2001 and for each of the three month and six month periods ended March 31, 2001 and 2000, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. For interim periods, the Company records income taxes using the expected effective tax rate for the fiscal year. In the opinion of the Company's management, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 2000 Annual Report to Shareholders.


2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                      Three Months Ended                   Six Months Ended
                                                Net                       Per Share     Net                   Per Share
                                               Income        Shares        Amount      Income     Shares        Amount
                                               -------       -------       ------     --------     ------        -------
March 31, 2001:
          Basic earnings per share             $ 6,030        13,826       $ .44       $14,070     13,824        $ 1.02
          Effect of dilutive securities -
                  Stock Options                    ---           243        (.01)          ---        224          (.02)
                                               -------        ------       -----       -------     ------        ------

          Diluted earnings per share           $ 6,030        14,069       $ .43       $14,070     14,048         $1.00
                                               =======        ======       =====       =======     ======        ======

March 31, 2000:
          Basic earnings per share             $ 5,981        13,719       $ .44       $11,034     13,700         $ .81
          Effect of dilutive securities-
                  Stock Options                    ---           183        (.01)          ---        128          (.01)
                                               -------        ------       -----       -------     ------         -----

          Diluted earnings per share           $ 5,981        13,902       $ .43       $11,034     13,828         $ .80
                                               =======        ======       =====       =======     ======         =====

3.       COMPREHENSIVE INCOME

         Comprehensive income includes the following (in thousands):

       THREE MONTHS ENDED MARCH 31,                                                     2001              2000
                                                                                 -----------         ----------
       Net Income                                                                    $ 6,030            $ 5,981
       Other comprehensive income:
            Unrealized holding gain (loss) on available-for-sale
             securities, net of tax expense of $3 in 2001 and tax
             benefit of $5 in 2000, respectively                                           5                 (8)
       Comprehensive income                                                          $ 6,035            $ 5,973



       SIX MONTHS ENDED MARCH 31,                                                       2001               2000
                                                                                  ----------           ---------
       Net Income                                                                   $ 14,070            $11,034
       Other comprehensive income:
            Unrealized holding gain (loss) on available-for-sale
             securities, net of tax expense of $15 in 2001 and tax
             benefit of $13 in 2000, respectively                                         29                (23)
                                                                                    --------            -------
       Comprehensive income                                                          $14,099            $11,011
                                                                                    ========            =======


4.      CHANGE IN DEPRECIATION POLICY

     In November 2000, the Company engaged an independent appraiser to evaluate the expected useful lives of the ATWOOD HUNTER, ATWOOD FALCON and ATWOOD EAGLE. Based, in part, upon such appraisal, the Company, effective October 1, 2000, extended the depreciable lives of ATWOOD HUNTER and ATWOOD FALCON from 12 to 22 years and will extend the depreciable life of the ATWOOD EAGLE from 12 to 22 years following the completion of its water-depth upgrade currently planned in early fiscal 2002. The Company believes that these changes in depreciable lives provide a better matching of the revenues and expenses of these assets over their anticipated useful lives. This change in the Company's depreciation policy lowered depreciation expense by $1.7 million and $3.4 million for the three months and six months ended March 31, 2001, and increased net income by $1.1 million ($0.08 per diluted share) and $2.2 million ($0.16 per diluted share) for the three months and six months ended March 31, 2001, respectively.

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

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



     All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainities that may cause the Company's actual future activities and results of operations to be materially different from those suggested or described in this Report. The Company's periodic reports filed with the Securities and Exchange Commission should be consulted for a description of risk factors associated with an investment in the Company.


MARKET OUTLOOK

     The worldwide mobile offshore drilling fleet utilization is currently around 90%. The Company continues to be optimistic about the long-term offshore drilling market fundamentals, which should promote high equipment utilization with increasing dayrates. With the exception of the Company's two platform rigs (cold stacked in Australia at very low costs) and the SEASCOUT (purchased in December 2000 for a future conversion to a tender-assist unit), all of the Company's drilling units have current contracts ranging from one well to four years. With the VICKSBURG currently being relocated from India to Vietnam and the ATWOOD HUNTER anticipated to commence its upgrade in early June 2001; thus, being off dayrate for the remainder of fiscal 2001, the Company's operating results for the second half of fiscal 2001 are expected to be lower than the results realized in the first half of fiscal 2001. However, even with operating results for the second half of fiscal 2001 expected to be below results for the first half of fiscal 2001, net income for fiscal 2001 is expected to exceed net income earned in fiscal 2000.


RESULTS OF OPERATIONS

     Contract revenues for the three months and six months ended March 31, 2001 increased 15% and 21%, respectively, compared to the same periods in 2000. A comparative analysis of contract revenues is as follows:



                                                             CONTRACT REVENUES
                                                               (In Millions)
                                     -------------------------------------------------------------------
                                         Three Months Ended                   Six Months Ended
                                              March 31,                           March 31,
                                     ----------------------------     ----------------------------------

                                       2001      2000       Variance    2001       2000    Variance
                                      -----     -----       --------   -----      -----    --------

ATWOOD SOUTHERN CROSS                 $ 3.9     $ 0.0        $ 3.9     $ 8.0      $ 0.0      $ 8.0
ATWOOD EAGLE                            5.3       2.9          2.4      10.3        7.3        3.0
RICHMOND                                2.7       1.6          1.1       4.8        3.0        1.8
VICKSBURG                               3.2       2.9          0.3       6.0        6.2       (0.2)
SEAHAWK                                 5.8       5.6          0.2      11.7        7.8        3.9
ATWOOD FALCON                           9.8       9.9         (0.1)     20.1       20.4       (0.3)
RIG 200/RIG-19                          0.0       0.0          0.0       0.0        0.0        0.0
ATWOOD HUNTER                           5.1       9.0         (3.9)     12.7       17.8       (5.1)
GOODWYN `A'/NORTH RANKIN `A'            1.4       0.5          0.9       3.1        1.0        2.1
                                      -----    ------        -----    ------      -----      -----
                                      $37.2    $ 32.4        $ 4.8    $ 76.7      $63.5      $13.2
                                      =====    ======        =====    ======      =====      =====


     The increase in revenues for the ATWOOD SOUTHERN CROSS was due to the drilling unit being under contract since it was relocated from Australia to the Mediterranean Sea in April/May 2000. The increase in revenues for the ATWOOD EAGLE was due to the drilling unit having continuous drilling operations in 2001 compared to a partial quarter of work during the second quarter of fiscal 2000 due to its Phase I upgrade. Revenue increase for the RICHMOND was due to higher dayrates being realized in the United States Gulf of Mexico during 2001. The VICKSBURG completed over two-years of work in India at the end of March 2001 and should commence working in Vietnam at the end of May 2001. The SEAHAWK returned to work in January 2000 following the completion of its upgrade, which accounts for its increase in revenues in 2001. The ATWOOD FALCON continues working in the last year of its three-year contract commitment in the Philippines. Due to a reduction in dayrates following the ATWOOD HUNTER's completion of its long-term contract commitment in the United States Gulf of Mexico at the end of 2000, revenues have declined for this drilling unit. As a result of drilling operations recommencing on the GOODWYN `A'/NORTH RANKIN `A' Platforms following completion of their upgrades during 2000, revenues and costs increased on these operations.

         Contract drilling and management costs for the three months and six months ended March 31, 2001 increased 42% and 31%, respectively, compared to the same periods in 2000. An analysis of contract drilling and management costs by rig is as follows.



                                                         CONTRACT DRILLING AND
                                                            MANAGEMENT COSTS
                                                             (In Millions)
                                   -------------------------------------------------------------------
                                   ---------------------------- --- ----------------------------------
                                       Three Months Ended                   Six Months Ended
                                            March 31,                           March 31,
                                   ----------------------------     ----------------------------------

                                     2001     2000     Variance        2001      2000    Variance
                                    -----    -----     --------       -----     -----    --------
ATWOOD EAGLE                        $ 3.3    $ 1.5       $  1.8       $ 5.9     $ 4.2     $ 1.7
ATWOOD SOUTHERN CROSS                 2.6      1.1          1.5         5.0       2.1       2.9
RICHMOND                              1.8      1.5          0.3         3.1       2.8       0.3
VICKSBURG                             1.6      1.3          0.3         3.3       2.8       0.5
ATWOOD HUNTER                         2.7      2.4          0.3         6.1       5.2       0.9
ATWOOD FALCON                         2.2      2.0          0.2         4.4       4.1       0.3
SEAHAWK                               1.9      1.9          0.0         3.8       4.1      (0.3)
RIG-200/RIG-19                        0.0      0.0          0.0         0.1       0.1       0.0
GOODWYN `A'/NORTH RANKIN `A'          1.5      0.4          1.1         3.0       0.8       2.2
OTHER                                 0.5      0.6         (0.1)        0.9       0.9       0.0
                                    -----    -----        -----       -----     -----     -----
                                    $18.1    $12.7        $ 5.4       $35.6     $27.1     $ 8.5
                                    =====    =====        =====       =====     =====     =====

     The increase in operating costs for the ATWOOD EAGLE was due to the drilling unit undergoing a Phase I upgrade (with no operating costs being realized during the upgrade period) in January/February 2000 compared to being fully utilized during the second quarter of fiscal 2001. Operating cost increase for the ATWOOD SOUTHERN CROSS is due to the rig being idle during the first half of fiscal 2000 compared to being fully employed during the first half of fiscal 2001. The increase in operating costs for the RICHMOND, VICKSBURG, ATWOOD HUNTER and ATWOOD FALCON were due to higher maintenance and personnel costs.

         An analysis of depreciation expense by rig is as follows:

                                                                    DEPRECIATION EXPENSE
                                     ------------------------------------------------------------------------------------
                                                                        (In Millions)
                                               Three Months Ended                           Six Months Ended
                                                   March 31,                                    March 31,
                                     ---------------------------------------     ----------------------------------------
                                       2001         2000         Variance          2001         2000          Variance
                                     ---------    ---------    -------------     ---------    ----------    -------------

SEAHAWK                               $1.7        $1.7           $  0.0          $  3.4        $ 1.7          $ 1.7
ATWOOD EAGLE                           0.9         0.5              0.4             1.8          1.2            0.6
RICHMOND                               0.4         0.1              0.3             0.7          0.2            0.5
ATWOOD
SOUTHERN CROSS                         0.9         0.9              0.0             2.0          1.9            0.1
VICKSBURG                              0.7         0.8             (0.1)            1.4          1.5           (0.1)
ATWOOD HUNTER                          0.5         1.3             (0.8)            1.1          2.6           (1.5)
ATWOOD FALCON                          0.8         1.7             (0.9)            1.4          3.3           (1.9)
OTHER                                  0.7         0.6              0.1             1.5          1.3            0.2
                                      ----        ----            -----           -----        -----          -----
                                      $6.6        $7.6            $(1.0)          $13.3        $13.7          $(0.4)
                                      ====        ====            =====           =====        =====          =====

     The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade, which accounts for the SEAHAWK and ATWOOD EAGLE having reduced depreciation for the six months ended March 31, 2000. The decrease in depreciation expense for the ATWOOD HUNTER and ATWOOD FALCON was due to extending the depreciable lives of these rigs (effective October 1, 2000) from 12 to 22 years.


LIQUIDITY AND CAPITAL RESOURCES

     During the first half of fiscal 2001, operating cash flow (before changes in working capital and other assets and liabilities) was $28.4 million compared to $25.7 million for the first half of fiscal 2001. During the first half of fiscal 2001, the Company utilized internally generated funds, along with proceeds of $23 million from the treasury notes maturities, to invest $4.5 million to purchase the SEASCOUT for future conversion and upgrade to a semisubmersible tender assist unit when an acceptable contract opportunity has been secured; to invest approximately $21.5 million in early order items relating to the upgrades of the ATWOOD HUNTER and ATWOOD EAGLE; to invest approximately $2.6 million in completing the upgrade of the RICHMOND; to fund approximately $5.2 million of other capital expenditures and to reduce long-term debt by $6 million. The Company continues with its plans to perform an approximate $45 million upgrade of the ATWOOD HUNTER commencing in June 2001. Immediately upon the ATWOOD EAGLE completing its current contractual commitments (estimated late fourth quarter fiscal 2001, or early first quarter fiscal 2002) it is anticipated that the rig will enter a shipyard for an approximate $80 million upgrade.

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

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 4.   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on February 8, 2001, at which the shareholders voted on the election of six directors and on amending the Company's 1996 Incentive Equity Plan to include non-employee directors of the Company as eligible participants. Of the 12,856,806 shares of Common Stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director and amendment of the Company's 1996 Incentive Equity Plan are as follows:


ELECTION OF DIRECTORS

NAME                               CAST FOR                    VOTES WITHHELD
---------------------             ----------                   --------------

Robert W. Burgess                 12,610,716                       246,090

George S. Dotson                  12,499,370                       357,436

Walter H. Helmerich III           12,633,866                       222,940

Hans Helmerich                    12,510,837                       345,969

John R. Irwin                     12,634,066                       222,740

William J. Morrissey              12,647,366                       209,440



AMENDMENT TO INCENTIVE EQUITY PLAN

         Number of Shares Voted For         9,667,530

         Number of Shares Voted Against     3,180,892

         Number of Shares Abstained from
                  Voting                        8,384

ITEM 6. Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Report on Form 8-K

1) Current and planned activities relating to the ATWOOD HUNTER and RICHMOND (Filed January 4, 2001)

2) Earnings for the first quarter of Fiscal Year 2001 along with supportive information (Filed February 7, 2001)

3)       Amendment Number 2 to the Company's 1996 Incentive
         Equity Plan ("Plan") expanding the pool of participants in the Plan by allowing non-employee directors to receive 2,000 non-qualified stock options per year (Filed February 20, 2001)

4)       Current and planned activities relating to the VICKSBURG
         (Filed March 12, 2001)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ATWOOD OCEANICS, INC.
                                            (Registrant)




Date:  May 15, 2001                         s/JAMES M. HOLLAND______
                                            James M. Holland
                                            Senior Vice President
                                            and Chief Accounting Officer