Form 10-Q
period 2001-06-30
ATWOOD OCEANICS INC
filed 2001-08-14
CIK 8411

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


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001
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


               Registrant's telephone number, including area code:
                                  281-749-7800
                                 --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the issuer's class of common stock, as of July 31, 2001; 13,831,951 shares of Common Stock, $1 par value.

-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

     The condensed consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2001 and September 30, 2000, and the results of its operations and cash flows for the three months and nine months ended June 30, 2001 and 2000, respectively. All adjustments were of a normal recurring nature. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 2000 Annual Report to Shareholders.



                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               June 30,           September 30,
                                                                 2001                   2000
                                                              ---------            -----------
                                                                          (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                                $ 25,751               $ 19,740
       Accounts receivable                                        30,930                 31,466
       Inventories of materials and supplies,
         at lower of average cost or market                        9,496                  9,544
       Deferred tax assets                                           950                    950
       Prepaid expenses                                            1,050                  3,217
                                                              ----------              ---------

                Total Current Assets                              68,177                 64,917
                                                              ----------              ---------

   SECURITIES HELD FOR INVESTMENT:
        Held-to-maturity, at amortized cost                            -                 22,594
        Available-for-sale, at fair value                              -                    327
                                                              ----------             ----------
                                                                       -                 22,921
                                                            ------------               --------
   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe               443,192                391,879
        Other                                                      8,678                  8,197
                                                               ---------              ---------
                                                                 451,870                400,076
        Less-accumulated depreciation                            194,453                175,969
                                                                 -------                -------
              Net Property and Equipment                         257,417                224,107
                                                                 -------                -------

    DEFERRED COSTS AND OTHER ASSETS                                3,501                  1,306
                                                              ----------            -----------
                                                                $329,095               $313,251
                                                              ==========            ===========


The accompanying notes are an integral part of these consolidated financial statements.



                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                        ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                    (In thousands)


                                                                     June 30,           September 30,
                                                                       2001                 2000
                                                                    ----------          ------------
                                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                            $    8,702             $    5,886
        Accrued liabilities                                             15,016                 11,598
                                                                    ----------              ---------

                   Total Current Liabilities                            23,718                 17,484
                                                                    ----------              ---------

LONG-TERM DEBT, net of current maturities:                              40,000                 46,000
                                                                    ----------              ---------

DEFERRED CREDITS:
        Income taxes                                                    12,723                10,390
        Other                                                           14,588                21,172
                                                                     ---------              --------
                                                                        27,311                31,562
                                                                     ---------              --------
SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding                   ---                   ---
        Common stock, $1 par value;
            20,000,000 shares authorized with 13,832,000
            and 13,823,000 shares issued and outstanding
            at June 30, 2001 and September 30, 2000,
            respectively                                                13,832               13,823
         Paid-in capital                                                55,296               55,151
         Accumulated other comprehensive loss                             ----                (152)
         Retained earnings                                             168,938              149,383
                                                                      --------            ---------
                                                                       238,066              218,205
                                                                      --------            ---------
                                                                      $329,095             $313,251
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





                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                        ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share amounts)



                                                              Three Months Ended                       Nine Months Ended
                                                                   June 30,                                 June 30,
                                                             ------------------------------         ---------------------------
                                                                  2001                 2000               2001             2000
                                                              --------             --------            ---------        ---------
                                                                      (Unaudited)                           (Unaudited)
REVENUES:
         Contract drilling                                    $ 33,346             $ 32,934            $ 106,886         $ 95,473
         Contract management                                     1,598                  477                4,708            1,483
                                                              --------             --------            ---------         --------
                                                                34,944               33,411              111,594           96,956
                                                              --------             --------            ---------         --------
COSTS AND EXPENSES:
         Contract drilling                                      15,878               14,457               48,481           40,815
         Contract management                                     1,449                  370                4,454            1,113
         Depreciation                                            6,342                7,883               19,603           21,591
         General and administrative                              2,285                2,050                7,021            6,187
                                                              --------             --------            ---------         --------
                                                                25,954               24,760               79,559           69,706
                                                              --------             --------            ---------         --------

OPERATING INCOME                                                 8,990                8,651               32,035           27,250
                                                              --------             --------            ---------         --------

OTHER INCOME (EXPENSE)
         Interest expense                                         (723)                (901)              (2,523)          (2,829)
         Interest income                                           275                  662                1,362            1,780
               Realized loss on sale of securities                (132)                 ---                 (132)             ---
                                                              --------             --------            ---------         --------
                                                                  (580)                (239)              (1,293)          (1,049)
                                                              --------             --------            ---------         --------

INCOME BEFORE INCOME TAXES                                       8,410                8,412               30,742           26,201

PROVISION FOR INCOME TAXES                                       2,925                3,160               11,187            9,915
                                                              --------             --------            ---------         --------

NET INCOME                                                    $  5,485              $ 5,252            $  19,555         $ 16,286
                                                              ========              =======            =========         ========

EARNINGS PER SHARE
              Basic                                           $    .40                $ .38             $   1.41            $1.18
              Diluted                                         $    .39                $ .37             $   1.40            $1.17
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
            Basic                                               13,831               13,822                 13,827         13,744
            Diluted                                             13,981               14,026                 13,971         13,902


The accompanying notes are an integral part of these consolidated financial statements.





                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                        ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                          Nine Months Ended June 30,
                                                                         ---------------------------
                                                                            2001                2000
                                                                         -------            --------
                                                                                     (Unaudited)
  CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                        $ 19,555           $ 16,286
                                                                         --------           --------
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                                 19,603             21,591
              Amortization                                                     42                391
              Deferred federal income tax provision                         2,250                850
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                      536             (6,691)
              Increase (decrease) in accounts payable and
                   accrued liabilities                                      3,904             (3,141)
              Net mobilization fees                                        (6,191)             3,528
              Other                                                          (288)               495
                                                                         --------           --------
                                                                           19,856             17,023
                                                                         --------           --------
                Net cash provided by operating activities                  39,411             33,309
                                                                         --------           --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                              (50,583)           (25,897)
         Treasury note maturity                                            22,600                ---
         Proceeds form sale of securities                                     429                ---
                                                                         --------           --------
               Net cash used by investing activities                      (27,554)           (25,897)
                                                                         --------           --------

CASH FLOW FROM FINANCING ACITIVITES:
        Proceeds from revolving credit facility                               ---              6,000
        Principal payments on long-term debt                               (6,000)           (14,000)
        Proceeds from exercises of stock options                              154              2,101
                                                                         --------           --------
               Net cash used by financing activities                       (5,846)            (5,899)
                                                                         --------           --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                         6,011              1,513
CASH AND CASH EQUIVALENTS, at beginning of period
                                                                           19,740             20,105
                                                                         --------           --------
CASH AND CASH EQUIVALENTS, at end of period                              $ 25,751           $ 21,618
                                                                         ========           ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for domestic
           and foreign income taxes                                      $  5,590            $ 7,658
                                                                         ========           ========
       Cash paid during the period for interest,
           net of amounts capitalized                                    $  2,700            $ 3,914
                                                                         ========           ========

The accompanying notes are an integral part of these consolidated financial statements.


                      PART I. ITEM 1 - FIANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

     The unaudited interim financial statements as of June 30, 2001 and for each of the nine month periods ended June 30, 2001 and 2000, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. For interim periods, the Company records income taxes using the expected effective tax rate for the fiscal year. In the opinion of the Company's management, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The interim financial results may not be indicative of results that could be expected for a full year.


2.       EARNINGS PER COMMON SHARE

     The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                       Three Months Ended                  Nine Months Ended
                                                --------------------------------     --------------------------------
                                                 Net                Per Share          Net                  Per Share
                                               Income    Shares        Amount          Income     Shares       Amount
                                               ------    ------      --------        --------     -------    ---------
June 30, 2001:
          Basic earnings per share             $5,485     13,831      $ .40           $19,555     13,827       $ 1.41
          Effect of dilutive securities-
                  Stock Options                   ---        150       (.01)              ---        144         (.01)
                                               ------     ------      -----           -------     ------      -------

          Diluted earnings per share           $5,485     13,981       $.39           $19,555     13,971       $ 1.40
                                               ======     ======      =====           =======     ======       ======

June 30, 2000:
           Basic earnings per share            $5,252     13,822      $ .38           $16,286     13,744       $ 1.18
           Effect of dilutive securities-
                   Stock Options                  ---        204       (.01)              ---        158         (.01)
                                               ------     ------      -----           -------     ------       ------

           Diluted earnings per share          $5,252     14,026      $ .37           $16,286     13,902       $ 1.17
                                               ======     ======      =====           =======     ======       ======


3.       COMPREHENSIVE INCOME

     In May 2001, all available-for-sale securities were sold for a realized loss of $132,000. Comprehensive income includes the following (in thousands):


THREE MONTHS ENDED JUNE 30,                                        2001          2000
                                                                 -------      -------
Net Income                                                       $ 5,485      $ 5,252
Other comprehensive income:
     Unrealized holding gain on available-for-sale
      securities, net of tax expense of $21 and $1 in 2001
      and 2000 respectively.                                          37            3
Reclassification adjustment for losses realized in net
      income, net of tax expense of $46 in 2001                       86          ---
                                                                 -------      -------
Comprehensive income                                             $ 5,608      $ 5,255
                                                                 -------      =======


NINE MONTHS ENDED JUNE 30,                                         2001          2000
                                                                 -------      -------
Net Income                                                      $ 19,555      $16,286
Other comprehensive income:
     Unrealized holding loss on available-for-sale
      securities, net of tax expense of $36 in 2001 and tax
      benefit of $22 in 2000.                                         66         (20)
Reclassification adjustment for losses realized in net
      income, net of tax expense of $46 in 2001                       86          ---
                                                                --------      -------
Comprehensive income                                            $ 19,707      $16,266
                                                                ========      =======

4.      CHANGE IN DEPRECIATION POLICY

     In November 2000, the Company engaged an independent appraiser to evaluate the expected useful lives of the ATWOOD HUNTER, ATWOOD FALCON and ATWOOD EAGLE. Based, in part, upon such appraisal, the Company, effective October 1, 2000, extended the depreciable lives of ATWOOD HUNTER and ATWOOD FALCON from 12 to 22 years and will extend the depreciable life of the ATWOOD EAGLE from 12 to 22 years following the completion of its water-depth upgrade currently planned in early fiscal 2002. The Company believes that these changes in depreciable lives provide a better matching of the revenues and expenses of these assets over their anticipated useful lives. This change in the Company's depreciation policy lowered depreciation expense by $1.5 million and $4.9 million for the three months and nine months ended June 30, 2001, and increased net income by $.9 million ($0.07 per diluted share) and $3.1 million ($0.23 per diluted share) for the three months and nine months ended June 30, 2001, respectively.

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

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainties that may cause the Company's actual future activities and results of operations to be materially different from those suggested or described in this Report. The Company's periodic reports filed with the Securities and Exchange Commission should be consulted for a description of risk factors associated with an investment in the Company.


MARKET OUTLOOK

     Despite the United States Gulf of Mexico drilling market showing some recent weakness, the Company continues to be optimistic about the long-term international offshore drilling market fundamentals. The Company recently announced construction of a new jack-up drilling unit with a June 2003, target delivery. This new rig is based on a proven design, with improved drilling efficiency, which should provide an opportunity for premium dayrates and high utilization. The ATWOOD HUNTER is currently in a shipyard undergoing its upgrade, with discussions ongoing regarding a contract opportunity immediately following the upgrade, which, if committed, will result in a multi-well drilling program with dayrates ranging from $90,000 to $110,000, depending on water depth. Despite the ATWOOD HUNTER being off dayrate for the reminder of fiscal year 2001 for its upgrade, term contracts in place for the ATWOOD FALCON, SEAHAWK, ATWOOD EAGLE, ATWOOD SOUTHERN CROSS and VICKSBURG should provide the Company with slightly higher revenues and cash flows in fiscal 2001 than in fiscal 2000.


RESULTS OF OPERATIONS

     Contract revenues for the three months and nine months ended June 30, 2001 increased 5% and 15%, respectively, compared to the same periods ended June 30, 2000. A comparative analysis of contract revenues is as follows:


                                                            CONTRACT REVENUES
                                   ------------------------------------------------------------------------
                                                              (In Millions)
                                       Three Months Ended                         Nine Months Ended
                                            June 30,                                  June 30,
                                   -----------------------------------      -------------------------------
                                     2001        2000      Variance         2001       2000      Variance
                                   ------      ------      --------       ------      -----      --------
ATWOOD SOUTHERN CROSS              $ 4.9       $ 0.8        $ 4.1         $ 12.9     $  0.8       $ 12.1
RICHMOND                             2.9         1.8          1.1            7.7        4.8          2.9
SEAHAWK                              5.9         5.7          0.2           17.5       13.6          3.9
ATWOOD EAGLE                         4.6         4.5          0.1           14.9       11.8          3.1
ATWOOD FALCON                       10.0        10.0          0.0           30.1       30.4         (0.3)
VICKSBURG                            1.9         2.9         (1.0)           8.0        9.1         (1.1)
ATWOOD HUNTER                        3.1         7.2         (4.1)          15.8       25.0         (9.2)
GOODWYN 'A'/NORTH RANKIN 'A'         1.6         0.5          1.1            4.7        1.4          3.3
                                  ------       -----        -----         ------     ------       ------
                                 $ 34.9        $33.4        $ 1.5         $111.6     $ 96.9       $ 14.7
                                  ======       =====        =====         ======     ======       ======

     Since the ATWOOD SOUTHERN CROSS was moved from Australia to the Mediterranean Sea, it has worked continuously since June 2000, which accounts for its increase in revenue. Revenue increase for the RICHMOND was due to higher dayrates being realized in the United States Gulf of Mexico during 2001. The SEAHAWK has worked continuously at a dayrate of approximately $50,000 since it returned to work in January 2000, following its upgrade period, during which reduced revenue were received. Following the ATWOOD EAGLE's Phase I upgrade in January/February 2000, the rig has worked continuously, which accounts for its increase in revenue for the nine months ended June 30, 2001, compared to the same period in 2000. The ATWOOD FALCON continues to work in the last year of its three year contract in the Philippines. Revenue decreased on the VICKSBURG due to the drilling unit being off dayrate during the period it was relocated from India to Vietnam. Revenue has declined on the ATWOOD HUNTER due to a reduction in dayrates realized following completion of its long-term contract commitment in the United States Gulf of Mexico at the end of 2000, and due to its entering a shipyard in early June to commence its upgrade. As a result of drilling activities recommencing on the GOODWYN'A'/NORTH RANKIN 'A' platforms, following completion of their upgrades during 2000, revenues and costs increased on these operations.

     Contract drilling and management costs for the three months and nine months ended June 30, 2001 increased 17% and 26%, respectively, compared to the same periods in 2000. An analysis of contract drilling and management costs by rig is as follows:


                                                          CONTRACT DRILLING AND
                                                             MANAGEMENT COSTS
                                   ----------------------------------------------------------------------
                                                             (In Millions)
                                         Three Months Ended                      Nine Months Ended
                                              June 30,                              June 30,
                                    --------------------------------      -------------------------------
                                     2001         2000      Variance       2001        2000      Variance
                                    -----        -----      --------      -----       -----      --------
RICHMOND                            $ 2.8       $ 1.5        $ 1.3        $ 5.8       $ 4.3        $ 1.5
ATWOOD SOUTHERN CROSS                 2.4         2.0          0.4          7.4         4.1          3.3
ATWOOD EAGLE                          2.7         2.5          0.2          8.6         6.7          1.9
SEAHAWK                               2.0         1.9          0.1          5.7         6.0         (0.3)
ATWOOD FALCON                         2.1         2.1          0.0          6.5         6.2          0.3
VICKSBURG                             1.2         1.4         (0.2)         4.5         4.2          0.3
ATWOOD HUNTER                         2.0         2.7         (0.7)         8.1         7.9          0.2
GOODWYN 'A'/NORTH RANKIN 'A'          1.4         0.4          1.0          4.5         1.2          3.3
OTHER                                 0.7         0.3          0.4          1.8         1.3          0.5
                                    -----       -----        -----        -----       -----        -----
                                    $17.3       $14.8        $ 2.5        $52.9       $41.9        $11.0
                                    =====       =====        =====        =====       =====        =====

     During the quarter ended June 30, 2001, the RICHMOND incurred some extraordinary costs associated with certain repairs and operational issues, which accounted for its increase in operating costs. Operating costs increased for the ATWOOD SOUTHERN CROSS due to the rig having some idle time (with reduced costs) during most of fiscal 2000 compared to being fully employed during the first nine months of fiscal 2001. The increase in operating costs for the ATWOOD EAGLE for the nine months ended June 30, 2001 was due to the drilling unit undergoing a Phase I upgrade (with no operating costs being realized during the upgrade period) in January/February 2000 compared to being fully utilized, thus far, in fiscal 2001. Operating costs decreased on the ATWOOD HUNTER due to the rig commencing its upgrade in June 2001, whereby no operating costs will be realized during this upgrade period.

An analysis of depreciation expense by rig is as follows:


                                                       DEPRECIATION EXPENSE
                           ----------------------------------------------------------------------------------
                                                          (In Millions)
                                   Three Months Ended                             Nine Months Ended
                                        June 30,                                      June 30,
                           -------------------------------------         ------------------------------------
                            2001         2000         Variance            2001          2000         Variance
                           -----        -----         --------           -----         -----         --------
RICHMOND                    $0.4         $0.0            $ 0.4           $ 1.1         $ 0.2           $ 0.9
SEAHAWK                      1.7          1.7              0.0             5.1           3.3             1.8
ATWOOD EAGLE                 0.9          0.9              0.0             2.7           2.1             0.6
ATWOOD SOUTHERN CROSS        0.9          1.0             (0.1)            2.9           2.9             0.0
VICKSBURG                    0.6          0.7             (0.1)            2.0           2.2            (0.2)
ATWOOD HUNTER                0.4          1.3             (0.9)            1.5           3.9            (2.4)
ATWOOD FALCON                0.7          1.6             (0.9)            2.1           4.9            (2.8)
OTHER                        0.7          0.7              0.0             2.2           2.1             0.1
                          ------        -----            -----           -----         -----           -----
                            $6.3         $7.9            $(1.6)          $19.6         $21.6           $(2.0)
                          ======        =====            =====           =====         =====           =====

     The increase in depreciation for the RICHMOND is due to the increase in its depreciable basis of approximately $7 million due to the upgrade it incurred toward the end of fiscal 2000. The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade, which accounts for the SEAHAWK and ATWOOD EAGLE having reduced depreciation for the nine months ended June 30, 2000. The decrease in depreciation expense for the ATWOOD HUNTER and ATWOOD FALCON was due to extending the depreciable lives of these rigs (effective October 1, 2000) from 12 to 22 years.


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 2001, operating cash flow (before changes in working capital and other assets and liabilities) was $41.5 million compared to $39.1 million for the first nine months of fiscal 2000. During the first nine months of fiscal 2001, the Company utilized internally generated funds, along with proceeds of $23 million from the treasury notes maturities, to invest $4.5 million to purchase the SEASCOUT for future conversion and upgrade to a semisubmersible tender assist unit when an acceptable contract opportunity has been secured; to invest approximately $22.6 million in the upgrade of the ATWOOD HUNTER; to invest $17.8 million in early order items relating to the upgrade of the ATWOOD EAGLE; to invest approximately $3.0 million in completing the upgrade of the RICHMOND; to fund approximately $7.2 million of other capital expenditures and to reduce long-term debt by $6 million.

     The ATWOOD HUNTER is currently in a shipyard undergoing an upgrade, which is estimated to have a total cost of approximately $50 million. Immediately upon the ATWOOD EAGLE completing its current contractual commitments (estimated late fourth quarter of 2001 or first quarter of 2002) it is anticipated that the rig will enter a shipyard for an approximate $90 million upgrade. In July 2001, the Company announced that it had entered into a vessel construction agreement with Keppel Fels Limited to construct a KFELS mod-V enhanced B-class Jack-Up drilling unit in Singapore, with delivery scheduled for June 2003. This rig is estimated to cost $125 million (including capitalized interest) to construct. The construction of the jack-up drilling unit in addition to the upgrades of the ATWOOD HUNTER and ATWOOD EAGLE will be financed through the Company's existing $150 million credit facility and internally generated cash flows. Subsequent to June 30, 2001, the Company borrowed another $10 million under the credit facility for a current outstanding balance of $50 million.

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 6. Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Report on Form 8-K

                  1) Current and planned activities relating to the RICHMOND, ATWOOD SOUTHERN CROSS, SEASCOUT AND VICKSBURG
                      (Filed April 10, 2001)

                  2) Earnings for the second quarter of Fiscal Year 2001 along with supportive information (Filed May 2, 2001)

                  3) Current and planned activities relating to the VICKSBURG and RICHMOND (Filed May 25, 2001)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ATWOOD OCEANICS, INC.
                                                 (Registrant)




Date:  August  14, 2001                          s/JAMES M. HOLLAND
                                                 ---------------------
                                                 James M. Holland
                                                 Senior Vice President
                                                 and Chief Accounting Officer