Form 10-K
period 2001-09-30
ATWOOD OCEANICS INC
filed 2001-12-21
CIK 8411

================================================================================

            SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2001
                         COMMISSION FILE NUMBER 1-13167

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

                                   -----------

               Registrant's telephone number, including area code:
                                  281-749-7800

                        Securities registered pursuant to
                            Section 12(b) of the Act:
                           Common Stock, $1 par value
                                (Title of Class)

                        Securities registered pursuant to
                            Section 12(g) of the Act:
                                      NONE

---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Fork 10-K { }. The aggregate market value of the voting stock held by non-affiliates of the registrants as of November 30, 2001 is $348,000,000.

     The number of shares outstanding of the issuer's class of Common Stock, as of November 30, 2001: 13,831,951 shares of Common Stock, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Annual Report to Shareholders for the fiscal year ended September 30, 2001 - Referenced in Parts I, II and IV of this report. (2) Proxy Statement for Annual Meeting of Shareholders to be held February 14, 2002 - Referenced in Part III of this report.
===============================================================================

                                     PART I

  ITEM  1.    BUSINESS

     Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company" or "Registrant", unless the context requires otherwise), a corporation organized in 1968 under the laws of the State of Texas, is engaged in contract drilling of exploratory and development oil and gas wells in offshore areas and related support, management and consulting services. The Company currently owns four upgraded semisubmersibles, one jack-up, one semisubmersible tender assist vessel, one semisubmersible unit purchased for future conversion to a tender assist vessel, one submersible, and a 50% interest in a self-contained platform rig. The Company also provides labor, supervisory and consulting services to two client owned self-contained platform rigs in Australia. The Company is also constructing an ultra-premium jack-up drilling unit for the international non-North Sea drilling market.

     Since 1996, the Company has expended over $250 million in upgrading its offshore mobile drilling fleet. In early November 2001, the Company completed the upgrade of the ATWOOD HUNTER at an aggregate cost of approximately $58 million. The Company continues with its planning to upgrade the ATWOOD EAGLE during 2002 at an estimated cost of $90 million. In July 2001, the Company entered into an agreement to construct a $125 million ultra-premium jack-up with a scheduled delivery in June 2003. Fiscal 2001 marked the Company's eighth consecutive profitable year, with results for the year being consistent with results for 2000 and 1999. The Company's ability to continue to produce strong financial performance depends on a high demand for drilling equipment which is dependent on the exploration and development of oil and gas companies.

     Historically, most of the Company's drilling operations have been conducted outside of United States waters. Approximately 82%, 72% and 76% of the Company's contract revenues were derived from foreign operations in fiscal years 2001, 2000 and 1999, respectively. In addition to operating in United States waters, the Company is currently involved in active foreign operations in the territorial waters of Australia, Israel, Malaysia, Thailand, Egypt and the Philippines. With the recent relocation of the ATWOOD HUNTER to the
Mediterranean Sea, the submersible RICHMOND is the Company's only active drilling vessel located in United States waters; thus, the Company anticipates that approximately 95% of its contract revenues in fiscal 2002 will be derived from outside of United States waters. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 12 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2001, incorporated by reference herein.


OFFSHORE DRILLING EQUIPMENT

     The Company's diversified fleet of owned or operated drilling rigs currently consists of four upgraded semisubmersibles, one jack-up, one semisubmersible tender assist vessel and one semisubmersible to be converted to a tender assist vessel at a future date, one submersible, and three modular, self-contained platform rigs, in addition to the ultra-premium jack-up being constructed. Each type of drilling rig is designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs owned or operated by the Company illustrate the diversified range of application of the Company's rig fleet.

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

     A jack-up drilling unit contains all of the drilling equipment on a single hull designed to be towed to the well site. Once on location, legs are lowered to the sea floor and the unit is raised out of the water by jacking up the legs. On completion of the well, the unit is jacked down, and towed to the next location. A jack-up drilling unit can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in water as deep as other units.

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

DRILLING CONTRACTS

     The contracts under which the Company operates its vessels are obtained either through individual negotiations with the customer or by submitting proposals in competition with other contractors and vary in their terms and conditions. The initial term of contracts for the Company's owned and/or operated vessels has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling vessel, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions at the option of the customer.

     The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond the control of the Company. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect the Company's ability to employ its drilling vessels. The
Company's active rig utilization for 1999, 2000 and 2001 was 77%, 71% and 80%, respectively. At the end of fiscal 2001, the Company retired RIG-19 (a platform rig located in Australia), with its equipment available for sale. The Company's other partially owned platform rig, RIG-200, has not worked since it became idle in June 1999, with the Company not anticipating the rig to work in 2002. With the exception of RIG-200 and the RICHMOND, the Company's other active drilling units have current contract commitments with terms that should keep them employed most, if not all, of fiscal 2002. However, there is no guarantee that the Company will not experience some idle time on some of its drilling units, during fiscal 2002.

     For long moves of drilling equipment, the Company attempts to obtain either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. A surplus of certain types of units, either worldwide or in particular operating areas, can result in the Company's acceptance of a contract which provides only partial or no recovery of relocation costs. In 2000, the Company incurred net costs of approximately $1.2 million in relocating the ATWOOD SOUTHERN CROSS from Australia to the Mediterranean Sea. In November 2001, the Company incurred costs of approximately $2.1 million in relocating the ATWOOD HUNTER to the Mediterranean Sea. The Company can give no assurance that it will receive full recovery of any future relocation costs.

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

OPERATIONAL RISKS AND INSURANCE

     The Company's operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, the Company's vessels are subject to those perils peculiar to marine operations, such as capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. The Company's operations are also subject to disruption due to terrorism. As a result of the terrorist attacks in the United States on September 11, 2001, the Company premiums for war risk insurance coverage in certain parts of the world increased 40%. Although the Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism. To date, the Company has not experienced difficulty in obtaining insurance coverage, although no assurance can be given as to the future availability of such insurance or cost thereof. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

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

CUSTOMERS

     During fiscal year 2001, the Company performed operations for 17 customers. Because of the relatively limited number of customers for which the Company can operate at any given time, sales to each of 3 different customers amounted to 10% or more of the Company's fiscal 2001 revenues. Shell Philippines Exploration B.V., Esso Production Malaysia, Inc., and Rashid Petroleum Company accounted for 26%, 18% and 11%, respectively, of fiscal year 2001 revenues. The Company's business operations are subject to the risks associated with a business having a limited number of customers for its products or services, and a decrease in the drilling programs of these customers in the areas where they employ the Company may adversely affect the Company's revenues.

COMPETITION

     The Company competes with approximately 10 other drilling contractors, most of which are substantially larger than the Company and possess appreciably greater financial and other resources. Although some business combinations among drilling companies have resulted in a decrease in the total number of competitors, the drilling industry still remains very competitive, with no single drilling contractor being dominant. Thus, there continues to be competition in securing available drilling contracts.

     Price competition is generally the most important factor in the drilling industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers is also important. Other competitive factors include work force experience, rig suitability, efficiency, condition of equipment, reputation and customer relations. The Company believes that it competes favorably with respect to these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition usually occurs on a regional basis and, although drilling rigs are mobile and can be moved from one region to another in response to increased demand, an oversupply of rigs in any region may result. Demand for drilling equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, by general economic conditions, by prices of oil and gas, and, from time to time, by political considerations and policies.


FOREIGN OPERATIONS

     The operations of the Company are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors, including risks of expropriation, nationalization, foreign exchange restrictions, foreign taxation, changing conditions and foreign and domestic monetary policies, as well as a higher risk for disruption of operations due to terrorism. Generally, the Company purchases insurance to protect against some or all losses due to events of political risk such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, regulations affecting production, regulations restricting the importation of foreign petroleum, environmental regulations and regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 12 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2001, incorporated herein by reference, for a summary of contract revenues, operating income and identifiable assets by geographic region.


     Because of the Company's foreign operations, its overall effective tax rate may in the future be higher than the maximum United States corporate statutory rate due to higher foreign tax rates in certain jurisdictions or less than full creditability of foreign taxes paid.

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

SECURITIES LITIGATION SAFE HARBOR STATEMENT

     Some of the information presented in, or in connection with, this Report constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

o    The Company's dependence on the oil and gas industry;
o    the risks involved in the construction and upgrade of the Company's rigs;
o    the operational risks involved in drilling for oil and gas;
o    the efforts of vigorous competition;
o    the risk of disruption in operations by terrorism;
o the risk inherent in international operations, including possible economic, political or monetary instability; and,
o    governmental regulations and environmental matters.

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

COMPANY INFORMATION

     The Company's filings made with the Securities and Exchange Commission ("SEC") may be obtained from the SEC at the physical address and internet address indicated in the Company's Annual Report to Shareholders for fiscal year 2001, incorporated herein by reference. The Company's internet address is http://www.atwd.com.


ITEM 2.  PROPERTIES

     Information regarding the location and general character of the Company's principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 2001, which is incorporated by reference herein.


     Since 1996, the Company has expended over $250 million in upgrading all of its current active drilling units. In 1997, the ATWOOD HUNTER and ATWOOD SOUTHERN were upgraded at costs of $40 million and $35 million, respectively. In 1998, the ATWOOD FALCON and VICKSBURG were upgraded at costs of $45 million and $35 million, respectively. In 1999, the SEAHAWK was upgraded at a cost of $22 million. In June 2000, a small water-depth upgrade was performed on the ATWOOD EAGLE along with an upgrade and refurbishment of the RICHMOND at costs of $8 million and $7 million, respectively. In 2001, the ATWOOD HUNTER was upgraded again to, among other things, extend its drilling water-depth capabilities to 5,000 feet at a cost of $58 million. During fiscal year 2002, the Company is planning an additional upgrade of the ATWOOD EAGLE which is estimated to cost $90 million. In December 2000, the Company purchased the semisubmersible unit SEASCOUT for $4.5 million. This unit was purchased for conversion and upgrade to a semisubmersible tender assist vessel once an acceptable contract opportunity has been secured. In July 2001, the Company contracted to construct a ultra-premium jack-up estimated to cost $125 million, with delivery scheduled for June 2003. For more information concerning these costs, see Note 4 in Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2001, incorporated by reference herein.


ITEM 3.  LEGAL PROCEEDINGS

     On August 31, 2000, the Company became a defendant in Bryant v. R&B Falcon Drilling USA, Inc. et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas-Galveston Division. In this suit, the plaintiff purported to represent a class of persons who are members of the crew aboard water-based drilling apparatuses and who accepted employment with defendants while in the United States for domestic or international employ. The plaintiff alleged the Company and a number of other offshore drilling contractors or their affiliates, all defendants in the suit, acted in concert to depress wages and benefits paid to their offshore employees. The plaintiff contended that this alleged conduct violates federal and state antitrust laws. The Company vigorously denies these allegations and in 2001 reached a settlement in principle with the plaintiff, pending final approval by the members of the class action suit. Management does not believe that the outcome of this matter will have a material effect on its business, financial position or results of operations.

     The Company is party to a number of other lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on the Company's financial conditions or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of fiscal 2001, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SHAREHOLDER MATTERS

     As of November 30, 2001, there were over 750 beneficial owners of the Company's common stock.

     The Company did not pay cash dividends in fiscal years 2000 or 2001 and the Company does not anticipate paying cash dividends in the foreseeable future because of the capital intensive nature of its business. To enable the company to maintain its high competitive profile in the industry, cash reserves will be utilized, at the appropriate time, to upgrade existing equipment or to acquire additional equipment. The Company's revolving credit facility prohibits the Company from paying dividends on common stock.

     Market information concerning the Company's common stock may be found under the caption heading "Stock Price Information" in the Company's Annual Report to Shareholders for fiscal 2001, which is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item may be found under the caption "Five Year Financial Review" in the Company's Annual Report to Shareholders for fiscal 2001, which is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 2001, which is incorporated by reference herein.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information   required  by  this  item  may  be  found  under  the  caption
"Disclosures About Market Risk" in the Company's Annual Report to Shareholders for fiscal 2001, which is incorporated by reference herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal 2001, which is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 14, 2002, to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 14, 2002, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 14, 2002, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February14, 2002, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

              (a)   FINANCIAL STATEMENTS AND EXHIBITS

                   1.  FINANCIAL STATEMENTS

     The following financial statements, together with the report of Arthur Andersen LLP dated November 19, 2001 appearing in the Company's Annual Report to Shareholders, are incorporated by reference herein:

            Report of Independent Public Accountants

            Consolidated Balance Sheets as of September 30, 2001 and 2000

            Consolidated Statements of Operations for each of the three years in the period ended September 30, 2001

            Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2001

            Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2001

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

           Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option
                Agreement (1990 Stock Option Plan) - See Exhibit 10.1.4 hereof

           Atwood Oceanics, Inc. 1996 Incentive Equity Plan -
                See Exhibit 10.3.1 hereof.

           Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive
                Equity Plan) - See Exhibit 10.3.2 hereof

           Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan -
                See Exhibit 10.3.3. hereof

           Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option
                Agreement(1996 Incentive Equity Plan)- See Exhibit 10.3.4 hereof

           Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity
                Plan - See Exhibit 10.3.5. hereof.

                (b)  REPORTS ON FORM 8-K

     On July 24, 2001, the Company filed a report on Form 8-K announcing that it entered into an agreement to construct a $125 million ultra-premium jack-up drilling unit.

     On August 1, 2001, the Company in conjunction with releasing its third quarter operating results furnished a report Form 8-K reporting certain information relating to Regulation FD disclosure.

     On September 5, 2001, the Company furnished a report on Form 8-K providing certain information relating to Regulation FD disclosure.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ATWOOD OCEANICS, INC.

                                             /s/ JOHN R. IRWIN
                                             JOHN R. IRWIN, President
                                             DATE:  6 December 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ JAMES M. HOLLAND                           /s/ JOHN R. IRWIN
    JAMES M. HOLLAND                               JOHN R. IRWIN
    Senior Vice President                          President and Director
    (Principal Financial and Accounting Officer)   (Principal Executive Officer)
    Date:  6 December 2001                         Date: 6 December 2001

/s/ ROBERT W. BURGESS                          /s/ GEORGE S. DOTSON
    ROBERT W. BURGESS                              GEORGE S. DOTSON
    Director                                       Director
    Date:  6 December 2001                         Date:  6 December 2001

/s/ HANS HELMERICH                             /s/ WILLIAM J. MORRISSEY
    HANS HELMERICH                                 WILLIAM J. MORRISSEY
    Director                                       Director
    Date:  6 December 2001                         Date:  6 December 2001


/s/ W.H. HELMERICH, III
    W.H. HELMERICH, III
    Director
    DATE:  6 December 2001

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

3.1.4 Articles of Amendment dated November 6, 1997 (Incorporated herein by reference to Exhibit 3.1.4 of the Company's Form 10-K for the year ended September 30, 1997).

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

10.3.5 Amendment No.2 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to the Company's Form DEF14A dated February 20, 2001).

10.4 Drilling Contract dated January 29, 1997 between the Company and Occidental Phillipines, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 10, 1997).

10.5 Credit Agreement dated July 17, 1997 between the Company and Bank One, Texas, N.A., Christiania Bank OG Kreditkasse Asa, New York Branch and Other Financial Institutions (Incorporated herein by reference to the Company's Form 8-K dated July 21, 1997).

10.6 Drilling Contract dated June 20, 1996 between the Company and British-Borneo Petroleum, Inc. for use of the ATWOOD HUNTER (Incorporated herein by reference to the Company's Form 8-K dated June 24, 1996).

10.7 Credit Agreement dated June 30, 2000 between the Company and Bank One, N.A., and Other Financial Institutions (Incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated July 5,
       2000).

10.8 Credit Agreement dated June 30, 2000 between the Company and Bank One, N.A. and Other Financial Institutions (Incorporated by reference to
       Exhibit 99.2 of the Company's Form 8-K dated July 5, 2000).

10.9 Vessel Construction Agreement dated July 24, 2001 between the Company and Keppel Fels Limited to construct a KFELS Mod V Enhanced B-Class Jack-up drilling unit.

*13.1  Annual Report to Shareholders

*21.1  List of Subsidiaries

*23.1  Consent of Independent Public Accountants

*  Filed herewith