Form 10-Q
period 2001-12-31
ATWOOD OCEANICS INC
filed 2002-02-14
CIK 8411

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


                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2001
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: 13,831,951 shares of Common Stock $1 par value

-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     The unaudited interim financial statements as of December 31, 2001 and for each of the three month periods ended December 31, 2001 and 2000, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 2001 Annual Report to Shareholders.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                   December 31,    September 30,
                                                       2001             2001
                                                  --------------   -------------
                                                              (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                      $ 15,786         $12,621
       Accounts receivable, net                         23,254          19,815
       Inventories of materials and supplies,
         at lower of average cost or market              9,119           9,111
       Deferred tax assets                                 780             780
       Prepaid expenses                                  2,539           3,394
                                                      --------       ---------

          Total Current Assets                          51,478          45,721
                                                      --------        --------

   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe     522,176         497,821
        Other                                            8,977           8,768
                                                      --------       ---------
                                                       531,153         506,589
        Less-accumulated depreciation                  206,087         200,335
                                                      --------         -------
          Net Property and Equipment                   325,066         306,254
                                                      --------         -------

    DEFERRED COSTS AND OTHER ASSETS                      3,913           1,903
                                                      --------     -----------
                                                      $380,457        $353,878
                                                      ========        ========


     The accompanying notes are an integral part of these consolidated financial statements.

                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                             December 31,        September 30,
                                                                 2001                 2001
                                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                       $    4,633           $    8,055
        Accrued liabilities                                        13,622               12,609
                                                               ----------            ---------
                   Total Current Liabilities                       18,255               20,664
                                                               ----------            ---------

LONG-TERM DEBT, net of current maturities:                         80,000               60,000
                                                               ----------            ---------

DEFERRED CREDITS:
        Income taxes                                               14,350              13,600

        Other                                                      12,058              11,978
                                                                ---------            --------
                                                                   26,408              25,578
                                                                ---------            --------
SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding             ---                 ---
        Common stock, $1 par value;
            20,000,000 shares authorized with 13,832,000
            shares issued and outstanding                          13,832              13,832
         Paid-in capital                                           57,075              57,075
         Retained earnings                                        184,887             176,729
                                                                 --------           ---------
                                                                  255,794             247,636
                                                                 --------           ---------
                                                                 $380,457            $353,878
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


                                                        Three Months Ended
                                                           December 31,
                                                 ----------------------------
                                                   2001               2000
                                                 --------          ----------
                                                         (Unaudited)
REVENUES:
    Contract drilling                             $37,234           $39,524
                                                 -------            -------
COSTS AND EXPENSES:
    Contract dril1ing                              16,214            17,574
    Depreciation                                    5,823             6,634
    General and administrative                      2,670             2,365
                                                  -------           -------
                                                   24,707            26,573
                                                  -------           -------

OPERATING INCOME                                   12,527            12,951
                                                  -------           -------

OTHER INCOME (EXPENSE)
     Interest expense                               (203)              (966)
     Interest income                                  63                570
                                                  ------            -------
                                                    (140)              (396)
                                                  ------            -------

INCOME BEFORE INCOME TAXES
                                                  12,387             12,555

PROVISION FOR INCOME TAXES                         4,229              4,515
                                                 -------             ------

NET INCOME                                       $ 8,158             $8,040
                                                 =======             ======
EARNINGS PER COMMON SHARE:
            Basic                                  $ .59              $ .58
            Diluted                                  .59                .58
AVERAGE COMMON SHARES OUTSTANDING:
            Basic                                 13,832             13,823
            Diluted                               13,912             13,930

     (Contract drilling revenues and contract drilling costs for 2000 reflect the gross-up of mobilization revenues and costs, which were reported on a net basis prior to the adoption of Staff Accounting Bulletin 101 in the fourth quarter of 2001.)

     The accompanying notes are an integral part of these consolidated financial statements.

                         PART I. ITEM I - FINANCIAL STATEMENTS
                        ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                               2001             2000
                                                             -------          -------
                                                                      (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                                $ 8,158          $  8,040
                                                             -------          --------
     Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
        Depreciation                                           5,823             6,634
        Amortization                                             450                13
        Deferred federal income tax provision                    750               500
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable            (3,439)            1,090
        Increase (decrease) in accounts payable and
          accrued liabilities                                 (2,409)            1,625
        Net mobilization fees                                 (1,917)           (2,130)
        Other                                                    351             1,179
                                                             -------          --------
                                                                (391)            8,911
                                                             -------          --------
          Net cash provided by operating activities            7,767            16,951
                                                             -------          --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures                                    (24,602)          (15,761)
     Treasury note maturity                                      ---            10,000
                                                            --------          --------
         Net cash used by investing activities               (24,602)           (5,761)
                                                            --------          --------

CASH FLOW FROM FINANCING ACITIVITES:
      Proceeds from revolving credit facility                 20,000               ---
      Principal payments on long-term debt                       ---            (6,000)
      Proceeds from exercises of stock options                   ---                29
                                                            --------          --------
          Net cash provided by (used in)
          financing activities                                20,000            (5,971)
                                                            --------          ---------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                          3,165             5,219
CASH AND CASH EQUIVALENTS, at beginning of period             12,621            19,740
                                                            --------          --------
CASH AND CASH EQUIVALENTS, at end of period                 $ 15,786          $ 24,959
                                                            ========          ========
Supplemental disclosure of cash flow information:
     Cash paid during the quarter for domestic
        and foreign income taxes                            $ 1,164           $  1,521
                                                            =======           ========
     Cash paid during the quarter for interest,
        net of amounts capitalized                          $    86           $  1,134
                                                            =======           ========

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


2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):
                                                                     Per Share
                                              Net Income    Shares     Amount
                                              ----------   -------    --------
Three Months Ended -
      December 31, 2001:
         Basic earnings per share              $ 8,158      13,832      $ .59
         Effect of dilutive securities  -
                 Stock options                     ---          80        ---
                                               -------      ------     ------

         Diluted earnings per share            $ 8,158      13,912      $ .59
                                               =======      ======     ======

       December 31, 2000:
          Basic earnings per share             $ 8,040      13,823      $ .58
          Effect of dilutive securities -
                 Stock options                     ---         107        ---
                                               -------      ------     ------

          Diluted earnings per share           $ 8,040      13,930      $ .58
                                               =======      ======     ======

3.       COMPREHENSIVE INCOME

         Comprehensive income includes the following (in thousands):

                                                           First Quarter
                                                   ----------------------------
                                                   Fiscal 2002      Fiscal 2001
                                                   -----------      -----------
Net Income                                                ---         $ 8,040
Other comprehensive income:
  Unrealized holding gain (loss) on available-
   for-sale securities, net of tax provision
      $13 in 2001
 Comprehensive income                                     ---              24
                                                      -------         -------
                                                      $   ---         $ 8,064
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

MARKET OUTLOOK

     The worldwide mobile offshore drilling fleet utilization is currently around 75%, with an utilization of 60% in the United States Gulf of Mexico. Despite the current soft market conditions, the Company remains optimistic about the long-term offshore drilling and completions markets. The ATWOOD HUNTER, VICKSBURG and SEAHAWK have current contract commitments which should keep these units employed into fiscal 2003, while the ATWOOD SOUTHERN CROSS and ATWOOD FALCON have current contract commitments which should keep these units employed for most, if not all, of fiscal 2002. The ATWOOD EAGLE should enter the shipyard at the end of February or early March, 2002 to commence its $90 million water-depth upgrade and refurbishment, which should take approximately six months to complete. Contract opportunities to commence following the rig's upgrade are being pursued internationally. In recent years, the RICHMOND has been a high utilized unit in the United States Gulf of Mexico; however, with its current contract expected to be completed by the end of February 2002, the Company could incur some idle time with the unit under the current soft market conditions. Even with the upgrade of the ATWOOD EAGLE and exposure to some idle time on the RICHMOND, the Company's contract backlog on its other drilling units should provide revenues and cash flows comparable to results for fiscal 2001.

RESULTS OF OPERATIONS

     Contract revenues for the three months ended December 31, 2001 decreased 6% compared to the three months ended December 31, 2000. A comparative analysis of contract revenues is as follows:


                                             CONTRACT REVENUES
                                               (In millions)
                           -------------------------------------------------
                           First Quarter      First Quarter
                             Fiscal 2002        Fiscal 2001         Variance
                           -------------      -------------         --------
VICKSBURG                         $  5.2             $  2.8           $ 2.4
ATWOOD SOUTHERN CROSS                5.8                4.1             1.7
RICHMOND                             3.3                2.1             1.2
ATWOOD EAGLE                         5.3                5.0             0.3
SEAHAWK                              5.6                5.9            (0.3)
ATWOOD FALCON                        9.4               10.3            (0.9)
ATWOOD HUNTER                        2.0                7.6            (5.6)
OTHER                                0.6                1.7            (1.1)
                                   -----              -----           -----
                                   $37.2              $39.5           $(2.3)
                                   =====              =====           =====

     The increase in revenue for the VICKSBURG, ATWOOD SOUTHERN CROSS and RICHMOND was due to higher dayrates received during the first quarter of fiscal 2002 than the first quarter of fiscal 2001. The ATWOOD SOUTHERN CROSS received an average dayrate of approximately $63,000 during the first quarter of fiscal 2002 compared to approximately $45,000 for the same period in fiscal 2001, while the VICKSBURG averaged $57,000 in per day revenues for the quarter ended December 31, 2001 compared to $30,000 for the quarter ended December 31, 2000. The United States Gulf of Mexico market is very cyclical with the RICHMOND averaging $36,000 per day revenues for the first quarter of fiscal 2002 compared to $23,000 for the first quarter of fiscal 2001, with a current dayrate of $18,500. The ATWOOD EAGLE has worked consistently in the Mediterranean for almost four years. The SEAHAWK continues to have a consistent level of operations under its long-term contract in Malaysia. The ATWOOD FALCON is expected to complete its current contractual commitments in the Philippines between April and June 2002 and then be relocated to Malaysia to commence a five-well plus options contract. The decrease in revenues for the ATWOOD HUNTER was due to the unit's upgrade (commenced in June 2001) and relocation to the Mediterranean. The ATWOOD HUNTER returned to work in mid-December 2001 and is currently working off the coast of Egypt under a contract which should keep it employed into the first quarter of fiscal 2003.

     Contract drilling and management costs decreased 7% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. An analysis of contract drilling and management costs by rig is as follows:

                                CONTRACT DRILLING AND MANAGEMENT COSTS
                                            (In millions)
                          ------------------------------------------------
                          First Quarter      First Quarter
                            Fiscal 2002        Fiscal 2001       Variance
                          -------------      -------------       --------
ATWOOD EAGLE                    $ 3.3           $  2.6            $ 0.7
RICHMOND                          1.9              1.2              0.7
VICKSBURG                         2.2              1.7              0.5
SEAHAWK                           2.1              1.9              0.2
ATWOOD SOUTHERN CROSS             2.5              2.4              0.1
ATWOOD FALCON                     2.2              2.2              0.0
ATWOOD HUNTER                     0.7              3.4             (2.7)
OTHER                             1.3              2.2             (0.9)
                                -----            -----            -----
                                $16.2            $17.6            $(1.4)
                                =====            =====            =====

     The increase in operating costs for the ATWOOD EAGLE, RICHMOND, VICKSBURG and SEAHAWK is primarily due to higher maintenance and insurance costs. The decrease in operating costs for the ATWOOD HUNTER was due to its upgrade, whereby no operating costs were recognized during the upgrade period.

     An analysis of depreciation expense by rig for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 is as follows:

                                          DEPRECIATION EXPENSE
                                              (In millions)
                         ----------------------------------------------------
                         First Quarter        First Quarter
                           Fiscal 2002          Fiscal 2001          Variance
                          -----------          -----------           --------
RICHMOND                      $0.4                 $0.3                $0.1
ATWOOD EAGLE                   0.9                  0.9                 0.0
ATWOOD SOUTHERN CROSS          1.0                  1.0                 0.0
ATWOOD FALCON                  0.7                  0.7                 0.0
VICKSBURG                      0.6                  0.7                (0.1)
ATWOOD HUNTER                  0.2                  0.6                (0.4)
SEAHAWK                        1.3                  1.7                (0.4)
OTHER                          0.7                  0.7                 0.0
                              ----                 ----               -----
                              $5.8                 $6.6               $(0.8)
                              ====                 ====               =====

     The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade, which accounts for the decrease in depreciation expense for the ATWOOD HUNTER for the first quarter of fiscal 2002. The decrease in depreciation expense for the SEAHAWK was due to the rigs 1992 upgrade costs becoming fully depreciated: thereby, leaving only its 2000 upgrade cost of approximately $22 million to be depreciated over a remaining period of approximately three years.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal 2002, operating cash flow (before charges in working capital and other assets and liabilities) was approximately $15 million, which was the same as the first quarter of fiscal 2001. During the first quarter of fiscal 2002, the Company primarily utilized $20 million borrowed under the credit facility to invest $12.8 million in completing the upgrade of the ATWOOD HUNTER, to invest $9.3 million in the construction of the ATWOOD BEACON and to fund approximately $2.5 million of other capital expenditures. Despite an increase in long-term debt, interest expense for the first quarter of fiscal 2002 decreased compared to the first quarter of fiscal 2001 because of approximately $600,000 of interest capitalized during the quarter as a component of construction costs. The Company is finalizing plans for the $90 million upgrade of the ATWOOD EAGLE, which is expected to commence in March 2002. The construction of the $125 million ultra-premium jack-up ATWOOD BEACON continues to be on schedule, with an expected completion date of June 2003. The Company continues to market the SEASCOUT which could cost $50 to $70 million to refurbish and upgrade if an acceptable contract is identified.

     The Company anticipates using the full funding capacity under the $150 million credit facility (with a current outstanding balance of $100 million) by the end of fiscal 2002. The Company anticipates securing an additional $25 million in borrowing capacity under its credit facility before the end of February 2002. The Company will continue to adjust planned capital expenditures and financing requirements in light of current market conditions.

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         1)  Earnings for the fiscal year ended September 30, 2001
             along with supporting information (Filed November 19, 2001)

         2)  Award of contract for the ATWOOD FALCON (Filed December 11, 2001)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ATWOOD OCEANICS, INC.
                                              (Registrant)




Date:  February 14, 2002                      s/JAMES M. HOLLAND
                                              -----------------------
                                              James M. Holland
                                              Senior Vice President
                                              and Chief Accounting Officer