Form 10-Q
period 2002-03-31
ATWOOD OCEANICS INC
filed 2002-05-14
CIK 8411

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


                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002: 13,840,451 shares of Common Stock $1 par value

-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     The unaudited interim consolidated financial statements as of March 31, 2002 and for each of the three and six month periods ended March 31, 2002 and 2001, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 2001 Annual Report to Shareholders on Form 10-K.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     March 31,     September 30,
                                                       2002            2001
                                                     --------      ------------
                                                             (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                      $ 27,763        $12,621
       Accounts receivable, net                         38,373         19,815
       Inventories of materials and supplies,
         at lower of average cost or market              9,197          9,111
       Deferred tax assets                                 780            780
       Prepaid expenses                                  2,370          3,394
                                                      --------       --------

                Total Current Assets                    78,483         45,721
                                                      --------       --------

   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe     532,600        497,821
        Other                                            9,076          8,768
                                                      --------       --------
                                                       541,676        506,589
        Less-accumulated depreciation                  212,746        200,335
                                                      --------       --------
              Net Property and Equipment               328,930        306,254
                                                      --------       --------

    DEFERRED COSTS AND OTHER ASSETS                      3,889          1,903
                                                      --------       --------
                                                      $411,302       $353,878
                                                      ========       ========


     The accompanying notes are an integral part of these consolidated financial statements.



                                PART I. ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands)


                                                                    March 31,            September 30,
                                                                       2002                   2001
                                                                    ---------            -------------
                                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                              $   4,474              $  8,055
        Accrued liabilities                                              18,604                12,609
                                                                       --------              --------
                   Total Current Liabilities                             23,078                20,664
                                                                       --------              --------

LONG-TERM DEBT, net of current maturities:                              100,000                60,000
                                                                       --------              --------

DEFERRED CREDITS:
        Income taxes                                                     15,100                13,600
        Other                                                            10,443                11,978
                                                                       --------              --------
                                                                         25,543                25,578
                                                                       --------              --------
SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding                   ---                    ---
        Common stock, $1 par value;
            20,000,000 shares authorized with 13,836,000
            and 13,832,000 issued and outstanding in 2002
            and  2001, respectively                                      13,836                13,832
         Paid-in capital                                                 57,128                57,075
         Retained earnings                                              191,717               176,729
                                                                       --------              --------
                                                                        262,681               247,636
                                                                       --------              --------
                                                                       $411,302              $353,878
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


                                                PART I. ITEM I - FINANCIAL STATEMENTS
                                               ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share amounts)

                                                       Three Months Ended                       Six Months Ended
                                                          March 31,                               March 31,
                                                -----------------------------         ------------------------------
                                                   2002              2001                2002                2001
                                                --------          ----------          ---------           ----------
-                                                         (Unaudited)                          (Unaudited)
REVENUES:
   Contract drilling                            $ 43,740            $ 37,294          $ 80,974              $ 76,818
                                                --------            --------          --------              --------
COSTS AND EXPENSES:
   Contract drilling                              23,205              18,202             39,419               35,776
   Depreciation                                    6,720               6,627             12,543               13,261
   General and administrative  2,494               2,371               5,164              4,736
                                                --------            --------          ---------             --------
                                                  32,419              27,116             57,126               53,605
                                                --------            --------          ---------             --------

OPERATING INCOME                                  11,321              10,094             23,848               23,045
                                                --------            --------          ---------             --------

OTHER INCOME (EXPENSE)
     Interest expense                               (683)               (834)              (886)               (1,800)
     Interest income                                  77                 517                140                 1,087
                                                --------            --------           --------               -------
                                                    (606)               (317)              (746)                 (713)
                                                --------            --------           --------               --------

INCOME BEFORE INCOME TAXES
                                                  10,715               9,777             23,102                22,332
PROVISION FOR INCOME TAXES                         3,885               3,747              8,114                 8,262
                                                --------            --------           --------              --------

NET INCOME                                      $  6,830            $  6,030           $ 14,988              $ 14,070
                                                ========            ========           ========              ========

EARNINGS PER SHARE
              Basic                                 $.49               $ .44              $1.08                 $1.02
              Diluted                               $.49               $ .43              $1.07                 $1.00

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
            Basic                                 13,834              13,826             13,835                13,824
            Diluted                               13,978              14,069             13,948                14,048


     (Contract drilling revenues and contract drilling cost for 2001 reflect the gross-up of mobilization revenues and costs, which were reported on a net basis prior to the adoption of Staff Accounting Bulletin 101 in the fourth quarter of 2001.) The accompanying notes are an integral part of these consolidated financial statements.



                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                         Six Months Ended March 31,
                                                                      ---------------------------------
                                                                       2002                     2001
                                                                              (Unaudited)
   CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                   $ 14,988                 $ 14,070
                                                                    --------                 --------
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                            12,543                   13,261
              Amortization                                               224                       26
              Deferred federal income tax provision                    1,500                    1,000
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable             (18,558)                   3,985
              Increase in accounts payable and
                   accrued liabilities                                 2,414                    3,515
              Net mobilization fees                                   (2,410)                  (4,261)
              Other                                                     (365)                     585
                                                                    --------                 --------
                                                                      (4,652)                  18,111
                                                                    --------                 --------
                Net cash provided by operating activities             10,336                   32,181
                                                                    --------                 --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                         (35,251)                 (33,780)
         Treasury notes maturity                                         ---                   22,600
                                                                    ---------                --------
               Net cash used by investing activities                 (35,251)                 (11,180)
                                                                    --------                 --------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from revolving credit facility                       40,000                      ---
        Principal payments on long-term debt                             ---                   (6,000)
        Proceeds from exercises of stock options                          57                       91
                                                                    --------                  -------
               Net cash used by financing activities                  40,057                   (5,909)
                                                                    --------                  -------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                 15,142                   15,092
CASH AND CASH EQUIVALENTS, at beginning of period
                                                                      12,621                   19,740
                                                                    --------                 --------
CASH AND CASH EQUIVALENTS, at end of period                          $27,763                 $ 34,832
                                                                    ========                 ========
---------------------------
Supplemental disclosure of cash flow information:
      Cash paid during the period for domestic
           and foreign income taxes                                $  4,912                  $  4,465
                                                                   =========                 ========
       Cash paid during the period for interest,
           net of amounts capitalized                              $  1,005                  $  1,950
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


2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                       Three Months Ended                     Six Months Ended
                                                --------------------------------         -------------------------------
                                                 Net                      Per Share        Net                 Per Share
                                               Income        Shares        Amount         Income     Shares      Amount
                                               ------        ------       ---------       ------     -------   ---------


-March 31, 2002:
          Basic earnings per share              $ 6,830      13,834      $   .49         $14,988     13,835     $ 1.08
          Effect of dilutive securities -
                  Stock Options                     ---         144          ---             ---        113       (.01)
                                                -------      ------      -------         -------     ------     ------

          Diluted earnings per share            $ 6,830      13,978      $  . 49         $14,988     13,948     $ 1.07
                                                =======      ======      =======         =======     ======     ======
March 31, 2001:
          Basic earnings per share              $ 6,030      13,826      $   .44         $14,070     13,824     $ 1.02
          Effect of dilutive securities-
                  Stock Options                     ---         243         (.01)            ---        224       (.02)
                                                -------      ------      -------         -------     ------     ------

          Diluted earnings per share            $ 6,030      14,069      $   .43         $14,070     14,048      $1.00
                                                =======      ======      =======         =======     ======      =====


3.       COMPREHENSIVE INCOME

         Comprehensive income includes the following (in thousands):

THREE MONTHS ENDED MARCH 31,                                    2002        2001
                                                             -------     -------
Net Income                                                   $ 6,830     $ 6,030
Other comprehensive income:
     Unrealized holding gain (loss) on available-for-sale
      securities, net of tax expense of $3 in 2001               ---           5
                                                             -------     -------
Comprehensive income                                         $ 6,830     $ 6,035
                                                             =======     =======

SIX MONTHS ENDED MARCH 31,                                      2002        2001
                                                             -------     -------
Net Income                                                   $14,988     $14,070
Other comprehensive income:
     Unrealized holding gain (loss) on available-for-sale
      securities, net of tax expense of $15 in 2001              ---          29
                                                             -------     -------
Comprehensive income                                         $14,988     $14,099
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

MARKET OUTLOOK

     The worldwide mobile offshore drilling fleet utilization is currently around 80%, with an utilization of 61% in the United States Gulf of Mexico. The Company expects market conditions for the remainder of fiscal 2002 to stay relatively flat. Despite the current soft market conditions, the Company remains optimistic about the long-term offshore drilling and completions markets. The ATWOOD HUNTER, VICKSBURG, SEAHAWK and ATWOOD FALCON have current contract commitments which should keep these units employed into fiscal 2003, while the ATWOOD SOUTHERN CROSS and RICHMOND have current contract commitments which should keep these units employeed for most, if not all, of fiscal 2002. At the end of April 2002, the ATWOOD EAGLE entered a shipyard in Greece to commence its $90 million water-depth upgrade and refurbishment, which should take approximately six months to complete. Contract opportunities to commence following the rig's upgrade are being pursued internationally. The construction of the Compan s ultra-premium jack-up (the ATWOOD BEACON) continues on schedule for a June 2003 completion date. Even with the upgrade of the ATWOOD EAGLE, the Company expects that revenues and cash flows for fiscal 2002 will be comparable to results for fiscal 2001.


RESULTS OF OPERATIONS

     Contract revenues for the three months and six months ended March 31, 2002 increased 17% and 5%, respectively, compared to the same periods in 2001. A comparative analysis of contract revenues is as follows:

                                                  CONTRACT REVENUES
                                                     (In Millions)
                            -----------------------------------------------------------------
                               Three Months Ended                        Six Months Ended
                                   March 31,                                 March 31,
                            --------------------------          ------------------------------
                            2002      2001    Variance            2002       2001    Variance
                            ----     -----    --------          ------      -----    --------
ATWOOD HUNTER              $ 9.0     $ 5.1       $ 3.9          $ 11.0      $12.7     $  (1.7)
ATWOOD EAGLE                 8.0       5.3         2.7            13.3       10.3         3.0
VICKSBURG                    5.8       3.2         2.6            11.0        6.0         5.0
ATWOOD SOUTHERN CROSS        5.3       3.9         1.4            11.2        8.0         3.2
SEAHAWK                      5.2       5.8        (0.6)           10.8       11.7        (0.9)
ATWOOD FALCON                8.9       9.9        (1.0)           18.3       20.2        (1.9)
RICHMOND                     1.0       2.7        (1.7)            4.3        4.8        (0.5)
OTHER                        0.5       1.4        (0.9)            1.1        3.1        (2.0)
                           -----     -----       -----           -----      -----       -----
                           $43.7     $37.3       $ 6.4           $81.0      $76.8       $ 4.2
                           =====     =====       =====           =====      =====      ======

     The increase in revenue for the ATWOOD HUNTER for the second quarter of fiscal 2002 was due to its dayrate being in excess of $100,000 since it returned to work in mid-December 2001 following its upgrade compared to working at an average dayrate of approximately $55,000 during the second quarter of fiscal 2001. Revenue increases from the ATWOOD EAGLE was also due to higher dayrate with an average of $89,000 received during the second quarter of fiscal 2002 compared to $59,000 for the same period in fiscal 2001. The VICKSBURG received an average dayrate of approximately $64,000 during the second quarter of fiscal 2002 compared to approximately $36,000 for the same period in fiscal 2001, while the ATWOOD SOUTHERN CROSS averaged approximately $59,000 in per day revenue for the quarter ended March 31, 2002 compared to $43,000 for the quarter ended March 31, 2001. The SEAHAWK continues to have a consistent level of operation under its long-term contract in Malaysia, with a variation in revenues based upon the price of oil. At the end of April 2002, the ATWOOD FALCON completed its three plus years of work in the Philippines and has been relocated to Malaysia to commence a five-well plus options contract. The RICHMOND was idle approximately 40 days during the second quarter of fiscal 2002 undergoing some repairs, inspections and painting at a dockside location which accounts for its decline in revenue. In early May 2002, the RICHMOND returned to work in the United States Gulf of Mexico.

         Contract drilling and management costs for the three months and six months ended March 31, 2002 increased 27% and 10%, respectively, compared to the same periods in 2001. An analysis of contract drilling and management costs by rig is as follows.

                                                   CONTRACT DRILLING COSTS
                                                    (In Millions)
                          ---------------------------------------------------------------------------
                               Three Months Ended                           Six Months Ended
                                   March 31,                                   March 31,
                          --------------------------------          ---------------------------------
                           2002         2001      Variance            2002         2001      Variance
                          -----        -----      --------           -----        -----      --------
RICHMOND                  $ 3.4        $ 1.8      $ 1.6              $  5.3    $ 3.1         $  2.2
ATWOOD HUNTER               4.3          2.7        1.6                5.0        6.1          (1.1)
ATWOOD EAGLE                4.5          3.3        1.2                7.8        5.9           1.9
VICKSBURG                   2.3          1.6        0.7                4.5        3.3           1.2
ATWOOD FALCON               2.7          2.3        0.4                4.9        4.5           0.4
SEAHAWK                     2.0          1.9        0.1                4.1        3.8           0.3
ATWOOD SOUTHERN CROSS       2.5          2.6       (0.1)               5.0        5.0           0.0
OTHER                       1.5          2.0       (0.5)               2.8        4.1          (1.3)
                           ----        -----      -----              -----      -----         -----
                          $23.2        $18.2      $ 5.0              $39.4      $35.8         $ 3.6
                          =====        =====      =====              =====      =====         =====



     During the second quarter of fiscal 2002, the Company committed to approximately $1.4 million in costs for repairs, painting and inspection on the RICHMOND, which accounts for its increase in drilling costs. The ATWOOD HUNTER has incurred a higher level of operating costs following its upgrade and relocating to Egypt than it incurred when working in the United States Gulf of Mexico prior to commencing its upgrade in June 2001. During the quarter ended March 31, 2002, the Company incurred some additional maintenance costs on the ATWOOD EAGLE in preparation for its upgrade. The increase in operating costs for the VICKSBURG and ATWOOD FALCON is primarily due to higher maintenance and insurance costs.

         An analysis of depreciation expense by rig is as follows:

                                                         DEPRECIATION EXPENSE
                                                             (In Millions)
                            ----------------------------------------------------------------------------
                                    Three Months Ended                        Six Months Ended
                                       March 31,                                 March 31,
                            ------------------------------------       ---------------------------------
                              2002         2001      Variance          2002          2001       Variance
                            ------        -----      --------         -----         -----       --------

ATWOOD HUNTER                $ 1.3        $ 0.5         $ 0.8        $ 1.5         $ 1.1          $ 0.4
ATWOOD EAGLE                   1.0          0.9           0.1          1.9           1.8            0.1
ATWOOD  SOUTHERN CROSS         1.0          0.9           0.1          2.0           2.0            0.0
RICHMOND                       0.4          0.4           0.0          0.8           0.7            0.1
VICKSBURG                      0.6          0.7          (0.1)         1.2           1.4           (0.2)
ATWOOD FALCON                  0.7          0.8          (0.1)         1.4           1.4            0.0
SEAHAWK                        1.2          1.7          (0.5)         2.5           3.4           (0.9)
OTHER                          0.5          0.7          (0.2)         1.2           1.5           (0.3)
                             -----        -----         -----        -----         -----          -----
                             $ 6.7         $6.6         $ 0.1        $12.5         $13.3          $(0.8)
                             =====        =====         =====        =====         =====          =====


     The increase in depreciation expense for the ATWOOD HUNTER is due to its higher depreciable basis following its upgrade. The decrease in depreciation expense for the SEAHAWK was due to the rig's 1992 upgrade costs becoming fully depreciated; thereby, leaving only its 2000 upgrade costs of approximately $22 million to be depreciated over a remaining period of approximately three years.


LIQUIDITY AND CAPITAL RESOURCES

     During the first half of fiscal 2002, operating cash flow (before changes in working capital and other assets and liabilities) was approximately $29 million, compared to approximately $28 million for the first half of fiscal 2001. During the first half of fiscal 2002, the Company primarily utilized $40 million borrowed under the credit facility to invest $13.7 million in completing the upgrade of the ATWOOD HUNTER, to invest $12.7 million in the construction of the ATWOOD BEACON, to invest $8.6 million in early order items for the upgrade of the ATWOOD EAGLE and to fund approximately $0.3 million of other capital expenditures. Despite an increase in long-term debt, interest expense for the first half of fiscal 2002 decreased compared to the first half of fiscal 2001 because of approximately $800,000 of interest capitalized during fiscal 2002 as a component of construction costs. At the end of April 2002, the ATWOOD EAGLE entered a shipyard in Greece to commence its $90 million upgrade. The construction of the $125 million ultra-premium jack-up ATWOOD BEACON continues to be on schedule, with an expected completion date of June 2003. The Company continues to market the SEASCOUT which could cost $50 to $70 million to refurbish and upgrade if an acceptable contract is identified.

     With the ATWOOD HUNTER returning to work in December 2002 following its upgrade and higher dayrates earned on certain rigs, accounts receivable at March 31, 2002 compared to September 30, 2001 increased approximately $18 million. With the Company's portfolio of accounts receivable comprised of major international corporate entities with stable payment experience, management does not anticipate any significant difficulties in receivable collections.

     In February 2002, the Company increased its borrowing capacity under its credit facility from $150 million to $175 million. The Company anticipates having between $140 and $150 million borrowed under this facility by the end of September 2002, with a current outstanding balance of $100 million. The Company will continue to adjust planned capital expenditures and financing requirements in light of current market conditions.

                         PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on February 14, 2002, at which the shareholders voted on the election of six directors and on the adoption of the Company's 2001 Stock Incentive Plan. Of the 12,545,386 shares of Common Stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director and adoption of the Company's 2001 Stock Incentive Plan are as follows:


ELECTION OF DIRECTORS

NAME                                    CAST FOR            VOTES WITHHELD
-----------------------                ----------           --------------

Robert W. Burgess                      12,145,409              399,975

George S. Dotson                       12,058,009              487,375

Walter H. Helmerich III                12,057,259              488,125

Hans Helmerich                         12,057,659              487,725

John R. Irwin                          11,082,434            1,462,950

William J. Morrissey                   12,145,009              400,375



ADOPTION OF 2001 STOCK INCENTIVE PLAN

         Number of Shares Voted For            10,873,753

         Number of Shares Voted Against           942,181
         Number of Shares Abstained from
                  Voting                            7,896

ITEM 6. Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Report on Form 8-K

     1) Current and planned activities relating to the ATWOOD EAGLE (Filed January 7, 2002)

     2) Earnings for the first quarter of Fiscal Year 2002 along with supportive information (Filed January 30, 2002)

     3) Amendment to increase the Company's borrowing capacity under its Credit Facility from $150 million to $175 million (Filed February 26, 2002)

     4) Current and planned activities relating to the RICHMOND, ATWOOD EAGLE, ATWOOD FALCON and ATWOOD SOUTHERN CROSS (Filed March 14, 2002)

                                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ATWOOD OCEANICS, INC.
                                            (Registrant)




Date:  May 14, 2002                        s/JAMES M. HOLLAND
                                           -----------------------
                                             James M. Holland
                                             Senior Vice President
                                             and Chief Accounting Officer