Form 10-Q
period 2002-06-30
ATWOOD OCEANICS INC
filed 2002-08-14
CIK 8411

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002: 13,845,051 shares of Common Stock $1 par value

-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     The unaudited interim consolidated financial statements as of June 30, 2002 and for each of the three and nine month periods ended June 30, 2002 and 2001, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 2001 Annual Report to Shareholders on Form 10-K.

     This Form 10-Q for the quarterly period ended June 30, 2002 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual future activities and results of operation to be materially different from those suggested or described in the Form 10-Q.



                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                           June 30,           September 30,
                                                             2002                 2001
                                                          ----------          ------------
                                                          (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                             $37,808               $12,621
       Accounts receivable, net                               25,821                19,815
       Inventories of materials and supplies,
         at lower of average cost or market                    9,369                 9,111
       Deferred tax assets                                       780                   780
       Prepaid expenses                                        2,744                 3,394
                                                            --------              --------

                Total Current Assets                          76,522                45,721
                                                            --------              --------


   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe           565,072               497,821
        Other                                                  9,129                 8,768
                                                            --------              --------
                                                             574,201               506,589
        Less-accumulated depreciation                        218,704               200,335
                                                             -------               -------
              Net Property and Equipment                     355,497               306,254
                                                             -------               -------

    DEFERRED COSTS AND OTHER ASSETS                            2,875                 1,903
                                                            --------              --------
                                                            $434,894              $353,878
                                                            ========              ========


     The accompanying notes are an integral part of these consolidated financial statements.


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                                   June 30,          September 30,
                                                                     2002                 2001
                                                                 -----------         -------------
                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                           $    3,995          $    8,055
        Accrued liabilities                                            17,645              12,609
                                                                   ----------           ---------
                   Total Current Liabilities                           21,640              20,664
                                                                   ----------           ---------

LONG-TERM DEBT                                                        120,000              60,000
                                                                    ---------           ---------

DEFERRED CREDITS:
        Income taxes                                                   15,850              13,600

        Other                                                           8,467              11,978
                                                                    ----------           --------
                                                                       24,317              25,578
                                                                    ---------            --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding                  ---                 ---
        Common stock, $1 par value;
            20,000,000 shares authorized with 13,845,000
            and 13,832,000 issued and outstanding in 2002
            and  2001, respectively                                    13,845              13,832
         Paid-in capital                                               57,243              57,075
         Retained earnings                                            197,849             176,729
                                                                     --------           ---------
                                                                      268,937             247,636
                                                                     --------           ---------
                                                                     $434,894            $353,878
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


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share amounts)


                                           Three Months Ended                 Nine Months Ended
                                                June 30,                           June 30,
                                         ------------------------          ---------------------
                                           2002            2001               2002          2001
                                         --------         -------          ---------     -------
                                                (Unaudited)                      (Unaudited)
REVENUES:
     Contract drilling                    $ 37,402        $ 34,944         $118,376     $111,594
                                          --------        --------         --------     --------
COSTS AND EXPENSES:
     Contract drilling                      19,493          17,327           58,912       52,935
     Depreciation                            5,958           6,342           18,501       19,603
     General and administrative              2,336           2,285            7,500        7,021
                                          --------        --------         --------     --------
                                            27,787          25,954           84,913       79,559
                                          --------        --------         ---------    ---------

OPERATING INCOME                             9,615           8,990           33,463       32,035
                                          --------        --------         --------     --------

OTHER INCOME (EXPENSE)
      Interest expense                        (501)           (723)          (1,387)      (2,523)
      Interest income                           60             273              200        1,360
      Loss on sale on securities              ----            (130)            ----         (130)
                                          --------        --------         --------     --------
                                              (441)           (580)          (1,187)      (1,293)
                                          --------        --------         --------     --------

INCOME BEFORE INCOME TAXES
                                             9,174           8,410           32,276       30,742
PROVISION FOR INCOME TAXES                   3,042           2,925           11,156       11,187
                                          --------        --------          -------     --------

NET INCOME                                $  6,132        $  5,485         $ 21,120     $ 19,555
                                          ========        ========         ========     ========
EARNINGS PER COMMON SHARE
            Basic                             $.44           $ .40            $1.53        $1.41
            Diluted                           $.44           $ .39            $1.51        $1.40
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
            Basic                           13,843          13,831           13,839       13,827
            Diluted                         14,048          13,981           13,984       13,971

The accompanying notes are an integral part of these consolidated financial statements.



                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                          Nine Months Ended June 30,
                                                                          --------------------------
                                                                            2002              2001
                                                                          -------            -------
                                                                                   (Unaudited)
   CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                         $ 21,120           $ 19,555
                                                                          --------           --------
         Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation                                                  18,501             19,603
              Amortization                                                     318                 42
                       Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                    (6,006)               536
              Increase in accounts payable and
                   accrued liabilities                                         976              3,904
              Net mobilization fees                                         (2,903)            (6,191)
              Federal income tax provision                                   2,250              2,250
              Other                                                         (1,452)              (288)
                                                                          --------            -------
                                                                            11,684             19,856
                                                                          --------            -------
                Net cash provided by operating activities                   32,804             39,411
                                                                          --------            -------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                               (67,798)           (50,583)
         Treasury notes maturity                                               ---             22,600
         Proceeds from sale of securities                                      ---                429
                                                                          --------            -------
               Net cash used by investing activities                       (67,798)           (27,554)
                                                                          --------            -------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from revolving credit facility                             60,000                ---
        Principal payments on long-term debt                                   ---             (6,000)
        Proceeds from exercises of stock options                               181                154
                                                                          --------           --------
               Net cash provided (used) by financing activities             60,181             (5,846)
                                                                          --------           ---------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                       25,187              6,011
CASH AND CASH EQUIVALENTS, at beginning of period
                                                                            12,621             19,740
                                                                          --------           --------
CASH AND CASH EQUIVALENTS, at end of period                                $37,808           $ 25,751
                                                                          ========           ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for domestic
           and foreign income taxes                                      $  9,605            $  5,590
                                                                         ========            ========
       Cash paid during the period for interest,
           net of amounts capitalized                                    $  1,415            $  2,700
                                                                         ========            ========

     The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

     For interim periods, the Company records income taxes using the expected effective tax rate for the fiscal year. In the opinion of the Company's management, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. Contract drilling revenues and contract drilling costs for 2001 in the accompanying "Consolidated Statement of Operations", reflect the gross-up of mobilization revenues and costs, which were reported on a net basis prior to the adoption of Staff Accounting Bulletin 101 in the fourth quarter of 2001.


2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                      Three Months Ended                              Nine Months Ended
                                                --------------------------------           -------------------------------------
                                                  Net                          Per Share        Net                     Per Share
                                                 Income           Shares       Amount         Income       Shares       Amount
                                                -------           ------       -------       -------       ------       ---------
June 30, 2002:
          Basic earnings per share              $ 6,132            13,843      $   .44       $21,120        13,839        $ 1.53
          Effect of dilutive securities -
                  Stock Options                     ---               205          ---           ---           145          (.02)
                                                -------           -------      -------       -------        ------       -------

          Diluted earnings per share            $ 6,132            14,048      $  . 44       $21,120        13,984        $ 1.51
                                                =======           =======      =======       =======        ======       =======
June 30, 2001:
          Basic earnings per share              $ 5,485            13,831        $ .40       $19,555        13,827        $ 1.41
          Effect of dilutive securities-
                  Stock Options                     ---               150         (.01)          ---           144          (.01)
                                                -------           -------      -------       -------        ------       -------

          Diluted earnings per share            $ 5,485            13,981        $ .39       $19,555        13,971         $1.40
                                                =======           =======      =======       =======        ======        ======




3.       COMPREHENSIVE INCOME

         Comprehensive income includes the following (in thousands):

THREE MONTHS ENDED JUNE 30,                                            2002         2001
                                                                     -------      -------
Net Income                                                           $ 6,132      $ 5,485
Other comprehensive income:
     Unrealized holding gain on available-for-sale
      securities, net of tax expense of $21 in 2001                     ---            37
      Reclassification adjustment for losses realized in net
      income, net of tax expense of $46 in 2001                         ---            86
                                                                    -------       -------
Comprehensive income                                                $ 6,132       $ 5,608
                                                                    =======       =======


NINE MONTHS ENDED JUNE 30,                                             2002          2001
                                                                    -------        -------
Net Income                                                          $21,120        $19,555
Other comprehensive income:
     Unrealized holding gain on available-for-sale
      securities, net of tax expense of $36 in 2001                     ---             66
      Reclassification adjustment for losses realized in net
      income, net of tax expense of $46 in 2001                         ---             86
                                                                    -------        -------
Comprehensive income                                                $21,120        $19,707
                                                                    =======        =======


4.       LONG-TERM DEBT

     In February  2002, the Company  increased its borrowing  capacity under its
current  credit  facility  from  $150  million  to  $175  million.   Outstanding
borrowings at June 30, 2002 under this facility were $120 million.

5.              NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset . The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount a gain or loss is recognized. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encourage. In the opinion of management, the adoption of SFAS No. 143 will not have a material impact on the Company's financial statements

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of this Statement shall be applied in fiscal years beginning after May 15, 2002. In the opinion of management, the adoption of SFAS 145 will not have a material impact on the Company's financial statements.

         In July, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
     operation, or other exit or disposal activity. SFAS 146 replaces Emerging Issues
Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. The Company will account for exit or disposal activities initiated after December 31, 2002 in accordance with the provision of SFAS 146.

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

MARKET OUTLOOK

     The worldwide mobile offshore drilling fleet utilization as of August 2002 is around 80%, with a utilization of 68% in the United States Gulf of Mexico. The Company expects market conditions for the remainder of 2002 to stay flat. The Company remains optimistic about the longer-term opportunities and fundamentals in the offshore drilling business; however, short-term market fundamentals for mid-water and deepwater semisubmersibles are weak and could remain so over the next six to twelve months. The Company, currently, does not have contracts for the ATWOOD EAGLE, following completion of its upgrade (October/November 2002) and for the ATWOOD HUNTER, following completion of its current contract (October 2002). The Company is pursuing contract opportunities for both rigs; however, there is no guarantee that the Company will not incur some idle time on one or both units or other units during fiscal 2003.

     The $90 million upgrade of the ATWOOD EAGLE continues to progress well. The completion of this upgrade will conclude the Company's $340 million upgrade program that began in 1996. The new, ultra-premium jack-up (ATWOOD BEACON) is due for completion in June 2003.

     For the last quarter of fiscal 2002, the SEAHAWK, ATWOOD HUNTER, ATWOOD EAGLE, VICKSBURG and RICHMOND should be utilized during the quarter, with the ATWOOD SOUTHERN CROSS being off dayrate for approximately four to five weeks during the quarter and the ATWOOD EAGLE being in the shipyard the entire quarter undergoing its upgrade. With the ATWOOD SOUTHERN CROSS downtime and the ATWOOD EAGLE ongoing upgrade, the Company expects operating results for the fourth quarter of fiscal 2002 to be below results for the previous quarters of fiscal 2002, with revenues, results of operations, and cash flows from the fiscal year being comparable to fiscal 2001.


RESULTS OF OPERATIONS

     Contract revenues for the three months and nine months ended June 30, 2002 increased 7% and 6%, respectively, compared to the same periods in 2001. A comparative analysis of contract revenues is as follows:

                                                    CONTRACT REVENUES
                                                       (In Millions)
                           -----------------------------------------------------------------------
                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                        JUNE 30,                                JUNE 30,
                           -------------------------------        --------------------------------
                              2002       2001     VARIANCE         2002      2001       VARIANCE

ATWOOD HUNTER              $   8.0     $   3.1      $  4.9       $  19.0     $  15.8     $   3.2
VICKSBURG                      5.9         1.9         4.0          17.0         8.0         9.0
ATWOOD SOUTHERN CROSS          6.0         4.9         1.1          17.2        12.9         4.3
SEAHAWK                        5.9         5.9         0.0          16.6        17.5        (0.9)
ATWOOD FALCON                  8.3        10.0        (1.7)         26.6        30.1        (3.5)
RICHMOND                       1.0         2.9        (1.9)          5.3         7.7        (2.4)
ATWOOD EAGLE                   1.9         4.6        (2.7)         15.2        14.9         0.3
OTHER                          0.4         1.6        (1.2)          1.5         4.7        (3.2)
                           -------     -------      ------       -------     -------     -------
                           $  37.4     $  34.9      $  2.5       $ 118.4     $ 111.6     $   6.8
                           =======     =======      ======       =======     =======     =======


     The increase in revenue for the ATWOOD HUNTER for the third quarter of fiscal 2002 was due to an escalation of its dayrate to $90,000 as compared to $55,000 during the same quarter of the prior fiscal year and to the rig realizing only two months of revenue in the third quarter of fiscal 2001 as it commenced its upgrade in June 2001. The VICKSBURG was fully utilized during the third quarter of fiscal 2002 at an average dayrate of around $64,000 as compared to the third quarter of fiscal 2001 where the rig was off rate for most of the quarter during its relocation from India to Vietnam. The average dayrate for the ATWOOD SOUTHERN CROSS for the third quarter of fiscal 2002 was $68,000 compared to $55,000 in the third quarter of fiscal 2001. The SEAHAWK has continued to experience a consistent level of operation under its long-term contract in Malaysia. During the third quarter of fiscal 2002, the ATWOOD FALCON completed its three plus years work in the Philippines at dayrates of approximately
$100,000, and was relocated to Malaysia where it commenced a five-well plus options contract at a dayrate of $73,000. The RICHMOND was idle 35 days during the third quarter of fiscal 2002 while completing some repairs, inspections and painting at a dockside location, which accounts for the decline in its revenue, while the ATWOOD EAGLE commenced its upgrade at the end of April 2002, which accounts for its decrease in revenue.

     Contract drilling and management costs for the three months and nine months ended June 30, 2002 increased 13% and 11%, respectively, compared to the same periods in 2001. An analysis of contract drilling and management costs by rig is as follows:

                                                       CONTRACT DRILLING COSTS
                                                            (In Millions)
                           -----------------------------------------------------------------------------------
                                   THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                        JUNE 30,                                          JUNE 30,
                           -------------------------------------           -----------------------------------

                              2002          2001        VARIANCE               2002        2001      VARIANCE
                            -------       -------       --------            -------       -----      --------
ATWOOD HUNTER               $   4.0       $   2.0       $   2.0             $  9.0      $  8.1      $    0.9
VICKSBURG                       2.4           1.2           1.2                6.9         4.5           2.4
ATWOOD FALCON                   3.0           2.1           0.9                7.9         6.5           1.4
ATWOOD SOUTHERN CROSS           2.8           2.4           0.4                7.8         7.4           0.4
SEAHAWK                         2.1           2.0           0.1                6.2         5.7           0.5
RICHMOND                        2.2           2.8          (0.6)               7.5         5.8           1.7
ATWOOD EAGLE                    1.2           2.7          (1.5)               9.0         8.6           0.4
OTHER                           1.8           2.1          (0.3)               4.6         6.3          (1.7)
                            -------       -------       -------             ------      ------       -------
                            $  19.5       $  17.3       $   2.2             $ 58.9      $ 52.9       $   6.0
                            =======       =======       =======             ======      ======       =======


     The increase in operating costs on the ATWOOD HUNTER during the third quarter of fiscal 2002 as compared to the same quarter in the prior fiscal year was due to the rig commencing its upgrade in June 2001 whereby no operating costs were incurred during the upgrade period and to the rig incurring a higher level of operating costs following its upgrade and relocation to Egypt than it incurred when working in the United States Gulf of Mexico. The increase in drilling costs for the VICKSBURG was due to the rig being relocated from India to Vietnam during the third quarter of fiscal 2001 at a reduced level of operating costs as compared to a normal level of operating costs being incurred during for the third quarter of fiscal 2002. The increase in operating costs for the ATWOOD FALCON was due to expenses incurred while relocating from the Philippines to Malaysia. The ATWOOD SOUTHERN CROSS incurred higher operating costs while working in Israel, which accounts for its increase in drilling costs. During the third quarter of fiscal 2001, the RICHMOND incurred some extraordinary costs associated with certain repairs and operational issues as compared to a normal level of operating expenses in the third quarter of fiscal 2002, which accounts for its decline in operating costs. The ATWOOD EAGLE commenced its upgrade at the end of April 2002 with no operating costs being realized during the upgrade period.

         An analysis of depreciation expense by rig is as follows:

                                                          DEPRECIATION EXPENSE
                                                              (In Millions)
                           ----------------------------------------------------------------------------
                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                           JUNE 30,                                  JUNE 30,
                           ---------------------------------          ---------------------------------
                                2002        2001    VARIANCE             2002         2001     VARIANCE
                              ------       -----    --------            -----       ------     --------
ATWOOD HUNTER                $   1.3      $  0.4     $  0.9           $   2.9      $  1.5      $   1.4
VICKSBURG                        0.6         0.6        0.0               1.8         2.0         (0.2)
ATWOOD FALCON                    0.7         0.7        0.0               2.0         2.1         (0.1)
ATWOOD SOUTHERN CROSS            1.0         0.9        0.1               2.9         2.9          0.0
RICHMOND                         0.4         0.4        0.0               1.2         1.1          0.1
SEAHAWK                          1.2         1.7       (0.5)              3.6         5.1         (1.5)
ATWOOD EAGLE                     0.3         0.9       (0.6)              2.2         2.7         (0.5)
OTHER                            0.5         0.7       (0.2)              1.9         2.2         (0.3)
                             -------      ------     ------           -------     -------      -------
                             $   6.0      $  6.3     $ (0.3)          $  18.5     $  19.6      $  (1.1)
                             =======      ======     ======           =======     =======      =======



     The increase in depreciation for the ATWOOD HUNTER was due to an increase in its depreciable basis following its upgrade. The decrease in deprecation expense for the SEAHAWK was due to the rig's 1992 upgrade costs becoming fully depreciated; thereby leaving only its 2000 upgrade costs of approximately $22 million to be depreciated over a remaining period of approximately three years. The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade, which accounts for the ATWOOD EAGLE having reduced depreciation for the third quarter of fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 2002, operating cash flow, before changes in working capital and other assets and liabilities, was approximately $42 million, compared to approximately $41 million for the first nine months of fiscal 2001. During the first nine months of fiscal 2002, the Company utilized $60 million of borrowings under its credit facility and internally generated cash to invest $13.7 million in completing the upgrade of the ATWOOD HUNTER, to invest $33.9 million in the construction of the ATWOOD BEACON, to invest $16.8 million in the upgrade of the ATWOOD EAGLE and to fund approximately $5.7 million of other capital expenditures. Despite an increase in long-term debt, interest expense for the first nine months of fiscal 2002 decreased compared to the first nine months of fiscal 2001 because of approximately $1 million of interest expense being capitalized during fiscal 2002 as a component of construction costs. At the end of April 2002, the ATWOOD EAGLE entered a shipyard in Greece to commence its $90 million upgrade. The construction of the $125 million ultra-premium jack-up (ATWOOD BEACON) continues to be on schedule, with an expected completion date of June 2003. The Company continues to seek contract opportunities for the SEASCOUT which could cost $50 to $70 million to refurbish and upgrade if an acceptable contract is identified.

     In February 2002, the Company increased its borrowing capacity under its credit facility from $150 million to $175 million. The Company anticipates having, at least, $130 million borrowed under this facility by the end of September 2002, with a current outstanding balance of $120 million at June 30, 2002. The Company will continue to adjust planned capital expenditures and financing requirements in light of current market conditions. In July 2002, the Company filed a $250 million shelf registration statement with the Securities and Exchange Commission covering up to $250 million of various debt and equity securities. The Company has no immediate plans to offer any of the securities for sale, but believes it is prudent to have registered securities available to fund future opportunities.

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES



ITEM 6. Reports on Form 8-K

         (a)      Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Report on Form 8-K

                  1) Current and planned activities relating to the RICHMOND, ATWOOD EAGLE, ATWOOD FALCON and ATWOOD SOUTHERN CROSS (Filed April 9, 2002)

                  2) Earnings for the second quarter of Fiscal Year 2002 along with supportive information (Filed April 30, 2002)

                  3) Change in certifying accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP (Filed May 21, 2002)

                  4) Current and planned activities relating to the ATWOOD FALCON (Filed May 24, 2002)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ATWOOD OCEANICS, INC.
                                             (Registrant)




Date:  August 14, 2002                       s/JAMES M. HOLLAND
                                             -----------------------
                                             James M. Holland
                                             Senior Vice President
                                             and Chief Accounting Officer

                                                                 EXHIBIT 99.1



                  Informational Addendum to Report on Form 10-Q
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     The undersigned Chief Executive Officer and Chief Financial Officer of Atwood Oceanics, Inc. (the "Company") do hereby certify as follows:

     Solely for the purpose of meeting the apparent requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this Quarterly Report on Form 10-Q, the undersigned hereby certify that this Quarterly Report on Form 10-Q fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:   August 14, 2002            By:  /s/ John R. Irwin
                                         -----------------
                                         John R. Irwin
                                         President and Chief Executive Officer

Dated:   August 14, 2002            By:  /s/ James M. Holland
                                         --------------------
                                         James M. Holland
                                         Senior Vice President and
                                         Chief Financial Officer