Form 10-K
period 2002-09-30
ATWOOD OCEANICS INC
filed 2002-12-23
CIK 8411

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

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2002
                         COMMISSION FILE NUMBER 1-13167

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

---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 15 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrants as of December 18, 2002 is $328,605,045.

The number of shares outstanding of the issuer's class of Common Stock, as of December 18, 2002: 13,845,051 shares of Common Stock, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2002 - Referenced in Parts I, II and IV of this report.

(2) Proxy Statement for Annual Meeting of Shareholders to be held February 13, 2003 - Referenced in Part III of this report.

================================================================================

                                     PART I

     ITEM 1. BUSINESS

     Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company" or "Registrant", unless the context requires otherwise), a corporation organized in 1968 under the laws of the State of Texas, is engaged in the international offshore drilling of exploratory and developmental oil and gas wells in offshore areas and related support, management and consulting services. Currently, the Company's fleet includes seven active, wholly-owned drilling units, which include two semisubmersibles capable of drilling in up to 5,000 feet of water, one semisubmersible capable of drilling in up to 3,500 feet of water, one semisubmersible capable of drilling in up to 2,000 feet of water, one 300 feet cantilever jack-up, one semisubmersible self-erecting tender-assist rig and one submersible unit. In December 2000, the Company purchased a semisubmersible hull for future conversion to a tender-assist unit. In addition to the owned rigs, the Company manages the operations of two operator-owned platform rigs offshore northwest Australia. The Company is also constructing a KFELS MOD-V, Enhanced B-Class, Jack-up at Keppel Fels Limited, a shipyard in Singapore, to be named the ATWOOD BEACON. The Company expects the construction of the ATWOOD BEACON to be completed in June 2003, with a total cost, including owner-furnished equipment and capitalized interest, of approximately $125 million.

     Since 1996, the Company has expended approximately $340 million in upgrading all of its currently active offshore mobile drilling units. In November 2002, the Company completed the upgrade of the ATWOOD EAGLE at an aggregate cost of approximately $90 million of which an aggregate total of $62 million was incurred as of September 30, 2002. The rig is currently enroute to Angola. In November 2001, the Company completed the upgrade of the ATWOOD HUNTER, at a shipyard in the United States at an aggregate cost of approximately $58 million. The rig was relocated to Egypt, where it continues to work. The upgrades to both rigs included extending their capacity to drill in up to 5,000 feet of water, new 120-bed quarters, new higher capacity cranes, along with upgraded well control, drilling and mud systems, in addition to other improvements in drilling and subsea completion capabilities. Fiscal year 2002 marked the Company's ninth consecutive profitable year, with the results for the year being consistent with results for 2001 and 2000. The Company's ability to continue to produce strong financial performance depends on a high demand for drilling equipment, which is dependent on worldwide oil and gas exploration and development activities. Due to the current soft market conditions, which have resulted in lower level of dayrate for deep-water work, the Company expects operating cash flows and net income for fiscal year 2003 to be below results of fiscal year 2002.

During the Company's thirty-four year history, the majority of its drilling units have operated outside of United States water. Approximately 95%, 82% and 72% of the Company's contract revenues were derived from foreign operations in fiscal years 2002, 2001 and 2000, respectively. The submersible RICHMOND is the Company's only drilling unit currently working in United States waters. In addition to operating in United States waters, the Company is currently involved in active foreign operations in the territorial waters of Australia, Malaysia, Egypt, Italy and expects to commence active operations off the coast of Angola in February 2003. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 12 of Notes to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2002, incorporated by reference herein.

OFFSHORE DRILLING EQUIPMENT

     The Company's diversified fleet of owned or operated drilling rigs currently consists of ten rigs - four semisubmersibles, one jack-up, one semisubmersible tender assist vessel and one semisubmersible to be converted to a tender assist vessel at a future date, one submersible, and two modular, self-contained platform rigs. The ultra-premium jack-up being constructed will bring the total to eleven rigs. Each type of drilling rig is designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs owned or operated by the Company illustrate the diversified range of application of the Company's rig fleet.

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

         A jack-up drilling unit contains all of the drilling equipment on a single hull designed to be towed to the well site. Once on location, legs are lowered to the sea floor and the unit is raised out of the water by jacking the hull up the legs. On completion of the well, the unit is jacked down, and towed to the next location. A jack-up drilling unit can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in water as deep as other units.

         The submersible drilling unit owned by the Company has two hulls, the lower being a mat, which is capable of being flooded. Drilling equipment and crew accommodations are located on the main hull. After the drilling unit is towed to its location, the lower hull is flooded, lowering the entire unit to its operating draft at which it rests on the sea floor. On completion of operations, the lower hull is deballasted, raising the entire unit to its towing draft. This type of drilling unit is designed to operate in shallow water depths ranging from 9 to 70 feet and can operate in moderately severe sea conditions. Although drilling units of this type are less expensive to operate, like the jack-up rig, they cannot operate in as deep water as other units.

         A modular platform rig is similar to a land rig in its basic components. Modular platform rigs are temporarily installed on permanently constructed offshore support platforms in order to perform the drilling operations. After the drilling phase is completed, the modular rig is broken down into convenient packages and moved by workboats. A platform rig usually stays at a location for several months, if not years, since several wells are typically drilled from a support platform.

DRILLING CONTRACTS

         The contracts under which the Company operates its vessels are obtained either through individual negotiations with the customer or by submitting proposals in competition with other contractors and vary in their terms and conditions. The initial term of contracts for the Company's owned and/or operated vessels has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling vessel, a force majeure event, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions at the option of the customer.

         The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond the control of the Company. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect the Company's ability to employ its drilling vessels. The Company's active rig utilization for fiscal years 2002, 2001 and 2000 was 86%, 80% and 71%, respectively.

    Of the Company's current seven active drilling units, only the VICKSBURG and SEAHAWK have contract terms that extend beyond fiscal year 2003. Even though the Company currently expects to maintain high utilization of its equipment in fiscal year 2003, there is no guarantee that the Company will not experience some idle time on some of its drilling units during fiscal year 2003.

          For long moves of drilling equipment, the Company attempts to obtain either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. A surplus of certain types of units, either worldwide or in particular operating areas, can result in the Company's acceptance of a contract which provides only partial, or no recovery of relocation costs. In 2000, the Company incurred net costs of approximately $1.2 million in relocating the ATWOOD SOUTHERN CROSS from Australia to the Mediterranean Sea. In 2001, the Company incurred costs of approximately $2.1 million in relocating the ATWOOD HUNTER to the Mediterranean Sea. The Company can give no assurance that it will receive full recovery of any future relocation costs. During fiscal 2003, the Company expects to incur net costs in excess of $1 million in relocating the ATWOOD EAGLE from Greece to Angola.

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

OPERATIONAL RISKS AND INSURANCE

          The Company's operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, the Company's vessels are subject to those perils peculiar to marine operations, such as capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. The Company's operations are also subject to disruption due to terrorism. As a result of significant losses incurred by the insurance industry over the last two years due to terrorism and other events, the Company has experienced significant increases in premium for certain insurance coverages. Although the Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism. To date, the Company has not experienced difficulty in obtaining insurance coverage, although no assurance can be given as to the future availability of such insurance or cost thereof. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

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

CUSTOMERS

         During fiscal year 2002, the Company performed operations for 14 customers. Because of the relatively limited number of customers for which the company can operate at any given time, sales to each of 4 different customers amounted to 10% or more of the Company's fiscal 2002 revenues. Shell Philippines/Sarawak Shell/Sabah Shell, Burullus Gas Company, ExxonMobil Production Malaysia, Inc., and Carigali-Triton Operating Company accounted for 22%, 18%, 16% and 14%, respectively, of fiscal year 2002 revenues. The Company's business operations are subject to the risks associated with a business having a limited number of customers for its products or services, and a decrease in the drilling programs of these customers in the areas where they employ the Company may adversely affect the Company's revenues.

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

FOREIGN OPERATIONS

         The operations of the Company are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors, including risks of expropriation, nationalization, foreign exchange restrictions, foreign taxation, changing conditions and foreign and domestic monetary policies, as well as a higher risk for disruption of operations due to terrorism. Generally, the Company purchases insurance to protect against some or all losses due to events of political risk such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, regulations affecting production, regulations restricting the importation of foreign petroleum, environmental regulations and regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 12 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2002, incorporated herein by reference, for a summary of contract revenues, operating income and identifiable assets by geographic region.

          Because of the Company's foreign operations, its overall effective tax rate may in the future be higher than the maximum United States corporate statutory rate due to higher foreign tax rates in certain jurisdictions or less than full creditability of foreign taxes paid.

EMPLOYEES

         The Company currently employs approximately 800 persons in its domestic and worldwide operations. In connection with its foreign drilling operations, the Company has often been required by the host country to hire substantial portions of its work force in that country and, in some cases, these employees may be represented by foreign unions. To date, the Company has experienced little difficulty in complying with such requirements, and the Company's drilling operations have not been significantly interrupted by strikes or work stoppages.

SECURITIES LITIGATION SAFE HARBOR STATEMENT

         Some of the information presented in, or in connection with, this Report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

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

         COMPANY INFORMATION

         The Company's filings made with the Securities and Exchange Commission ("SEC") may be obtained from the SEC at the physical address and internet address indicated in the Company's Annual Report to Shareholders for fiscal year 2002, incorporated herein by reference. The Company's filings made with the SEC pursuant to sections 13(a) and 15(d) of the Exchange Act of 1934 are also available free of charge on the Company's website as soon as reasonably practicable after filing or being furnished to the SEC. The Company's internet address is http://www.atwd.com.

    ITEM 2. PROPERTIES

          Information regarding the location and general character of the Company's principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 2002, which is incorporated by reference herein.


                Since 1996, the Company has expended approximately $340 million in upgrading all of its current active drilling units. In 1997, the ATWOOD HUNTER and ATWOOD SOUTHERN were upgraded at costs of $40 million and $35 million, respectively. In 1998, the ATWOOD FALCON and VICKSBURG were upgraded at costs of $45 million and $35 million, respectively. In 1999, the SEAHAWK was upgraded at a cost of $22 million. In June 2000, a small water-depth upgrade was performed on the ATWOOD EAGLE along with an upgrade and refurbishment of the RICHMOND at costs of $8 million and $7 million, respectively. In 2001, the ATWOOD HUNTER was upgraded again at a cost of $58 million to among other things, extend its drilling water-depth capabilities to 5,000 feet. In November 2002, the major upgrade of the ATWOOD EAGLE to, among other things, extend its drilling water-depth capabilities to 5,000 feet was completed at a cost of approximately $90 million. In December 2000, the Company purchased the semisubmersible unit SEASCOUT for $4.5 million. This unit was purchased for conversion and upgrade to a semisubmersible tender assist vessel once an acceptable contract opportunity has been secured. In July 2001, the Company contracted to construct a ultra-premium jack-up estimated to cost $125 million, with delivery scheduled for June 2003. For more information concerning these costs, see Note 3 in Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2002, incorporated by reference herein.


    ITEM 3. LEGAL PROCEEDINGS

         The Company is party to a number of lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on the Company's financial conditions or results of operations.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         During the fourth quarter of fiscal 2002, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

                                     PART II

    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

          As of December 18, 2002, there were over 750 beneficial owners of the Company's common stock.

          The Company did not pay cash dividends in fiscal years 2001 or 2002 and the Company does not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of its business. To enable the company to maintain its high competitive profile in the industry, cash reserves will be utilized, at the appropriate time, to upgrade existing equipment or to acquire additional equipment. The Company's revolving credit facilities prohibit the Company from paying cash dividends on common stock without lender approval.

          Market information concerning the Company's common stock may be found under the caption heading "Stock Price Information" in the Company's Annual Report to Shareholders for fiscal year 2002, which is incorporated by reference herein.

         Equity compensation plan information required by this item may be found in Note 6 to Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for fiscal year 2002, which is incorporated by reference herein.


    ITEM 6. SELECTED FINANCIAL DATA

          Information required by this item may be found under the caption "Five Year Financial Review" in the Company's Annual Report to Shareholders for fiscal year 2002, which is incorporated by reference herein.


    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal year 2002, which is incorporated by reference herein.

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item may be found under the caption "Disclosures About Market Risk" in the Company's Annual Report to Shareholders for fiscal year 2002, which is incorporated by reference herein.


    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Information required by this item may be found in the Company's Annual Report to Shareholders for fiscal year 2002, which is incorporated by reference herein.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 14, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent public accountants and appointed
PricewaterhouseCoopers LLP as its new independent accountants. The decision to dismiss Arthur Andersen and to retain PricewaterhouseCoopers was recommended by the Company's Audit Committee and approved by its Board of Directors.

         Arthur Andersen's reports on the Company's consolidated financial statements for each of the years ended September 30, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended September 30, 2001 and 2000, and the subsequent interim period through May 14, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended September 30, 2001 and 2000 or during the subsequent interim period through May 14, 2002.

                                    PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 2003, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

    ITEM 11. EXECUTIVE COMPENSATION

          This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 2003, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 2003, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 13, 2003, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

    ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

          (a) FINANCIAL STATEMENTS AND EXHIBITS

             1. FINANCIAL STATEMENTS

     The following financial statements, together with the report of PricewaterhouseCoopers LLP dated December 18, 2002 appearing in the Company's Annual Report to Shareholders, are incorporated by reference herein:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of September 30, 2002 and 2001

         Consolidated Statements of Operations for each of the three years in the period ended September 30, 2002

         Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2002

         Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2002

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

          Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive
            Equity Plan) - See Exhibit 10.3.2 hereof

          Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan -
            See Exhibit 10.3.3. hereof

          Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option
            Agreement (1996 Incentive Equity Plan) - See Exhibit 10.3.4 hereof

          Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan -
            See Exhibit 10.3.5. hereof.

          Atwood Oceanics, Inc. 2001 Stock Incentive Plan - See Exhibit 10.3.6.
            hereof.

          Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of December 5, 2002 - See Exhibit 10.4. hereof.

          Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin - See Exhibit 10.5.1. hereof.

          Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland - See Exhibit 10.5.2. hereof.

          Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley - See Exhibit 10.5.3. hereof.

          Rights Agreement dated effective September 27, 2002 between the
            Company and Continental Stock Transfer & Trust Company - See Exhibit
            10.9 hereof.

              (b) REPORTS ON FORM 8-K

          On July 15, 2002, the Company filed a report on Form 8-K announcing that the ATWOOD SOUTHERN CROSS was awarded two new contracts.

          On July 15, 2002, the Company filed a report on Form 8-K announcing the filing of a $250 million shelf registration statement with the Securities and Exchange Commission covering up to $250 million of various debt and equity securities.

          On July 31, 2002, the Company in conjunction with releasing its third quarter operating results furnished a report Form 8-K reporting certain information relating to FD disclosure.

          On September 3, 2002, the Company filed a report on Form 8-K announcing that the VICKSBURG was awarded a two-year contract with ExxonMobil Exploration and Production Malaysia Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ATWOOD OCEANICS, INC.

                                                 /s/ JOHN R. IRWIN
                                                 JOHN R. IRWIN, President and
                                                 Chief Executive Officer
                                                 DATE:  18 December 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ JAMES M. HOLLAND                                         /s/ JOHN R. IRWIN
            JAMES M. HOLLAND                                             JOHN R. IRWIN
            Senior Vice President and Chief Financial Officer            President, Chief Executive Officer and Director
            (Principal Financial and Accounting Officer)                 (Principal Executive Officer)
            Date: 18 December 2002                                       Date: 18 December 2002

        /s/ ROBERT W. BURGESS                                        /s/ GEORGE S. DOTSON
            ROBERT W. BURGESS                                            GEORGE S. DOTSON
            Director                                                     Director
            Date: 18 December 2002                                       Date: 18 December 2002

        /s/ HANS HELMERICH                                           /s/ WILLIAM J. MORRISSEY
            HANS HELMERICH                                               WILLIAM J. MORRISSEY
            Director                                                     Director
            Date: 18 December 2002                                       Date: 18 December 2002


        /s/ W.H. HELMERICH, III
            W.H. HELMERICH, III
            Director
            DATE: 18 December 2002

                                 CERTIFICATIONS


I, John R. Irwin, certify that:

1) I have reviewed this annual report on Form 10-K of Atwood Oceanics, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"; and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  December 18, 2002

/s/JOHN R. IRWIN


John R. Irwin
Chief Executive Officer

I, James M. Holland, certify that:


1) I have reviewed this annual report on Form 10-K of Atwood Oceanics, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"; and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  December 18, 2002

/s/JAMES M. HOLLAND


James M. Holland
Chief Financial Officer

                                  EXHIBIT INDEX

*3.1.1   Restated Articles of Incorporation dated January 1972.

*3.1.2   Articles of Amendment dated March 1975.

*3.1.3   Articles of Amendment dated March 1992.

*3.1.4   Articles of Amendment dated November 7, 1997.

*3.1.5 Certificate of Designations of Series A Junior Participating Preferred Stock of Atwood Oceanics, Inc.

3.2 Bylaws, as amended and restated (Incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended September 30,
         1993).

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

10.3.5 Amendment No. 2 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Appendix A to the Company's Form DEF14A filed January 12, 2001).

10.3.6 Atwood Oceanics, Inc. 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix A to the Company's Form DEF14A filed January 15,
         2002).

*10.4 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of December 5, 2002.

*10.5.1 Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin.

*10.5.2 Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland.

*10.5.3 Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley.

10.6 Vessel Construction Agreement dated July 24, 2001 between the Company and Keppel Fels Limited to construct a KFELS Mod V Enhanced B-Class Jack-up drilling unit (Incorporated herein by reference to Exhibit
         10.9 of the Company's Form 10-K for the year ended September 30, 2001).

*10.7 Amended and Restated Credit Agreement dated February 20, 2002 between the Company and Bank One, NA and Other Financial Institutions.

*10.8 Amended and Restated Credit Agreement dated February 20, 2002 between the Company and Bank One, NA and Other Financial Institutions.

 10.9 Rights Agreement dated effective September 27, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-A filed October 21,
         2002).

*10.10 First Amendment to Amended and Restated Credit Agreement dated December 17, 2002 between the Company and Bank One, NA and other Financial Institutions.

*10.11 First Amendment to Amended and Restated Credit Agreement dated December 17, 2002 between the Company and Bank One, NA and other Financial Institutions.

*13.1    Annual Report to Shareholders.

16.1 Letter regarding change in certifying accountants (Incorporated herein by reference to Exhibit 16.1 of the Company's 8-K filed May 21, 2002).

*21.1    List of Subsidiaries.

*23.1    Consent of Independent Public Accountants.

*99.1.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith