Form 10-Q
period 2002-12-31
ATWOOD OCEANICS INC
filed 2003-02-14
CIK 8411

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                         COMMISSION FILE NUMBER 1-13167

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes X No __.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of January 31, 2003: 13,845,051 shares of Common Stock $1 par value

-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                     For the Quarter Ended December 31, 2002

                                      INDEX

Part I. Financial Information

         Item 1.  Financial Statements                                     Page

         a)   Statement of Operations
              For the Three Months Ended December 31, 2002 and 2001............4

         b)   Balance Sheets
              As of December 31, 2002 and September 30, 2002...................5

         c)   Cash Flows Statements
              For the Three Months Ended December 31, 2002 and 2001............7

         d)   Notes to Financial Statements....................................8


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..14

         Item 4.  Controls and Procedures.....................................14

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds...................15

         Item 6.  Exhibits and Reports on Form 8-K............................15

Signature.....................................................................17

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     The unaudited interim financial statements as of December 31, 2002 and for each of the three month periods ended December 31, 2002 and 2001, included herein, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's September 30, 2002 Annual Report to Shareholders.

     This Form 10-Q for the quarterly period ended December 31, 2002 includes "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual future activities and results of operations to be materially different from those suggested or described in the Form 10-Q.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                       Three Months Ended
                                                          December 31,
                                                   ------------------------
                                                   2002                2001
                                                   ----                ----
                                                           (Unaudited)
REVENUES:
         Contract drilling                     $29,841              $37,234
                                               -------              -------

COSTS AND EXPENSES:
         Contract drilling                      19,345               16,214
         Depreciation                            5,392                5,823
         General and administrative              2,680                2,670
                                               -------              -------
                                                27,417               24,707
                                               -------              -------

OPERATING INCOME                                 2,424               12,527
                                               -------              -------

OTHER INCOME (EXPENSE)
         Interest expense                         (113)                (203)
         Interest income                            63                   63
                                               -------              -------
                                                   (50)                (140)
                                               -------              -------





INCOME BEFORE INCOME TAXES                       2,374               12,387

PROVISION FOR INCOME TAXES                       1,424                4,229
                                               -------              -------

NET INCOME                                      $  950              $ 8,158
                                               =======              =======

EARNINGS PER COMMON SHARE:
             Basic                              $  .07              $  .59
             Diluted                               .07                 .59

AVERAGE COMMON SHARES OUTSTANDING:
            Basic                               13,845              13,832
            Diluted                             13,912              13,912



The accompanying notes are an integral part of these consolidated financial statements.



                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                              December 31,        September 30,
                                                                 2002                  2002
                                                              ------------        -------------
                                                              (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                                 $ 15,631            $27,055
       Accounts receivable, net                                    26,926             28,776
       Inventories of materials and supplies,
         at lower of average cost or market                         8,982              9,134
       Deferred tax assets                                            223                223
       Prepaid expenses                                             4,809              6,625
                                                                ---------          ---------

                Total Current Assets                               56,571             71,813
                                                                 --------           --------

   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe                617,929            583,241
        Other                                                       9,173              9,156
                                                                ---------          ---------
                                                                  627,102            592,397
        Less-accumulated depreciation                             229,362            224,000
                                                                  -------            -------
              Net Property and Equipment                          397,740            368,397
                                                                  -------            -------

    DEFERRED COSTS AND OTHER ASSETS                                 8,109              4,320
                                                               ----------        -----------
                                                                 $462,420           $444,530
                                                                 ========           ========


The accompanying notes are an integral part of these consolidated financial statements.



                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                               December 31,       September 30,
                                                                  2002                2002
                                                               -----------        ------------
                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Short-term note payable                                   $   3,212           $  5,023
        Accounts payable                                              5,426              5,584
        Accrued liabilities                                          12,635             13,809
                                                                    -------           --------
                   Total Current Liabilities                         21,273             24,416
                                                                    -------           --------

LONG-TERM DEBT, net of current maturities:                          135,000            115,000
                                                                    -------           --------

DEFERRED CREDITS:
        Income taxes                                                 15,995             15,545
        Other                                                        13,069             13,436
                                                                   --------           --------
                                                                     29,064             28,981
                                                                   --------           --------
SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding               ---                ---
        Common stock, $1 par value;
            20,000,000 shares authorized with 13,845,051
            shares issued and outstanding                            13,845             13,845
         Paid-in-capital                                             57,274             57,274
         Retained earnings                                          205,964            205,014
                                                                   --------           --------
                                                                    277,083            276,133
                                                                   --------           --------
                                                                   $462,420           $444,530
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


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                     Three Months Ended
                                                                                      December 31,
                                                                                  -----------------------
                                                                                   2002                2001
                                                                                  -----               ------
                                                                                          (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                                $   950             $  8,158
                                                                                 -------             --------
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                                         5,392                5,823
              Amortization                                                           106                  450
              Deferred federal income tax provision                                  450                  750
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                           1,850               (3,439)
              Decrease in accounts payable and accrued liabilities                  (463)              (2,409)
              Net mobilization fees                                               (1,074)              (1,917)
              Other                                                               (1,220)                 351
                                                                                 -------             --------
                                                                                   5,041                 (391)
                                                                                 -------             --------
                Net cash provided by operating activities                          5,991                7,767
                                                                                 -------             --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                     (35,694)             (24,602)
        Other                                                                         90                  ---
                                                                                 -------             --------
               Net cash used by investing activities                             (35,604)             (24,602)
                                                                                 -------             --------

CASH FLOW FROM FINANCING ACITIVITES:
        Proceeds from revolving credit facility                                   20,000               20,000
        Principal payments on debt                                                (1,811)                 ---
                                                                                 -------             --------
                       Net cash provided by financing activities                  18,189               20,000
                                                                                 -------             --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                            (11,424)               3,165
CASH AND CASH EQUIVALENTS, at beginning of period                                 27,055               12,621
                                                                                 -------             --------
CASH AND CASH EQUIVALENTS, at end of period                                      $15,631             $ 15,786
                                                                                 ========            ========
---------------
Supplemental disclosure of cash flow information:
      Cash paid during the quarter for domestic
           and foreign income taxes                                              $ 1,737             $  1,164
                                                                                 =======             ========
       Cash paid during the quarter for interest,
           net of amounts capitalized                                            $   ---             $     86
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

2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):
                                                                      Per Share
                                              Net Income     Shares      Amount
                                              ----------     ------    ---------
Three Months Ended -
      December 31, 2002:
            Basic earnings per share            $   950     13,845       $ .07
            Effect of dilutive securities  -
                    Stock options                   ---         67         ---
                                                -------     ------       -----

            Diluted earnings per share          $   950     13,912       $ .07
                                                =======     ======       =====

Three Months Ended -
      December 31, 2001:
            Basic earnings per share            $ 8,158     13,832       $ .59
            Effect of dilutive securities  -
                    Stock options                   ---         80         ---
                                                -------     ------       -----

            Diluted earnings per share          $ 8,158     13,912       $ .59
                                                =======     ======       =====



3.          LONG-TERM DEBT

     On December 17, 2002, the Company entered into agreements which amended its credit facilities to increase the allowed ratio of outstanding debt to earnings, before interest, income taxes and depreciation from 2.75 to 5.0 at December 31, 2002, reducing to 4.75 at March 31, 2003, 4.25 at June 30, 2003 and 2.75
thereafter. The Company was in compliance with all financial covenants at December 31, 2002.

4.       NEW ACCOUNTING STANDARDS

     As discussed in the consolidated financial statements included in the Company's Annual Report on Form 10-K of the year ended September 30, 2002, the provisions of Financial Accounting Standards Board ("FASB") statements No. 142, Goodwill and Other Intangible Assets; No. 143, Accounting for Asset Retirement Obligations; No. 144, Accounting for the Impairment or Disposal of Long-lived Assets; and No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections became effective for the Company on October 1, 2002. The adoption of these statements did not have a material impact on the consolidated financial statements of the Company.

     The provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, become effective for exit or disposal activities that were initiated after December 31, 2002. Management does not expect the adoption of SFAS No. 146 to have a material impact or its financial statements or results of operations.

     In December 2002, the FASB issued SFAS No, 148, "Accounting for Stock-Based Compensation - Transition and Disclosure on amendment of SFAS No. 123. "SFAS" No. 148 amends SFAS No. 123, "Accounting for Stock-Based compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require pertinent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt the fair value based method of stock-based compensation. The disclosure provisions are effective for the Company in the second quarter of fiscal 2003.

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     All non-historical information set forth herein is based upon expectations and assumptions deemed reasonable by the Company. The Company can give no assurance that such expectations and assumptions will prove to be correct, and actual results could differ materially from the information presented herein. The Company's periodic reports filed with the SEC should be consulted for a description of risk factors associated with an investment in the Company.

MARKET OUTLOOK


     The worldwide offshore demand for drilling units continues to be impacted by the political uncertainties in the Middle East and Venezuela, as well as current soft market conditions. Over the last ten years the Company has maintained a relatively high level of equipment utilization. Presently, the Company only has two drilling units, the VICKSBURG and SEAHAWK that have contract terms that extend into fiscal 2004. During these current market conditions, management will emphasize utilization over higher dayrates; however, no assurance can be given that some idle time will not be incurred by some of the Company's drilling units during the remainder of fiscal year 2003.

     The ATWOOD EAGLE completed its upgrade at the end of November 2002 and is currently being mobilized to Angola pursuant to a commitment from ESSO Exploration Angola (Block 15) Limited to enter into a contract for the use of this rig to drill three firm wells plus options for four additional wells. The contract, which should be formalized in February 2003, provides for a dayrate of around $86,000 and will include approximately $3.1 million in payments for mobilization and incidental expenses. Following its major upgrade in 2001, the ATWOOD HUNTER has worked continuously and successfully off the coast of Egypt. However, its dayrate has declined from approximately $100,000 in fiscal year 2002 to a current level of approximately $30,000. The ATWOOD SOUTHERN CROSS, ATWOOD FALCON and RICHMOND have current contract commitments which should keep the units employed into the third quarter fiscal year 2003. The construction of the ultra-premium jack-up drilling unit, the ATWOOD BEACON, continues on schedule and within cost estimates, with delivery expected by June 2003.

     Since the current political uncertainties and soft market conditions have resulted in a lower level of dayrates on some of the Company's drilling units, revenues, operating cash flows and net income are expected to be below results of fiscal year 2002. The current near-term outlook has not weakened the Company's optimism about the longer-term outlook and fundamentals of the offshore drilling market. The Company has completed its $340 million fleet upgrade program of its current seven active drilling units that began in 1996. The Company looks forward to fiscal year 2004 when all seven of these units, plus the ATWOOD BEACON, should be available for work throughout the entire year, which in an improving market, could provide an increase in earnings and cash flows.

RESULTS OF OPERATIONS

     Contract revenues for the three months ended December 31, 2002 decreased 20% compared to the three months ended December 31, 2001. A comparative analysis of contract revenues is as follows:



                                                CONTRACT REVENUES
                                                 (In millions)
                         -------------------------------------------------------
                          First Quarter          First Quarter
                         Fiscal Year 2003       Fiscal Year 2002       Variance
                         ----------------       ----------------       --------

ATWOOD HUNTER                $ 6.4                  $ 2.0                $ 4.40
VICKSBURG                      6.4                    5.2                   1.2
SEAHAWK                        5.3                    5.6                  (0.3)
RICHMOND                       2.0                    3.3                  (1.3)
ATWOOD FALCON                  6.9                    9.4                  (2.5)
ATWOOD SOUTHERN CROSS          2.3                    5.8                  (3.5)
ATWOOD EAGLE                   0.0                    5.3                  (5.3)
OTHER                          0.5                    0.6                  (0.1)
                             -----                  -----                 -----
                             $29.8                  $37.2                 $(7.4)
                             =====                  =====                 =====

     The increase in revenue for the ATWOOD HUNTER resulted from the completion of the upgrade and its relocation to the Mediterranean for most of the first quarter of the prior fiscal year compared to a full quarter of operations for the current quarter. The VICKSBURG's average dayrate increased from $57,000 during the first quarter of fiscal year 2002 to $64,000 during the same period for fiscal year 2003. The SEAHAWK continues to have a consistent level of operations under its long-term contract in Malaysia and experienced a slight decrease in revenue due to downtime for planned repairs and maintenance. The average dayrate for the RICHMOND was $22,000 for the current quarter as compared to $36,000 for the same quarter in the prior fiscal year. The ATWOOD FALCON spent approximately three weeks relocating to Australia during the current quarter, accounting for its decrease in revenue. The ATWOOD SOUTHERN CROSS operated for only 33 days during the first quarter of fiscal year 2003 as it was under tow to Italy and undergoing planned maintenance and upgrades to meet Italian operating standards for its current contract commitment. The ATWOOD SOUTHERN CROSS had a full quarter of operations during the first quarter of fiscal year 2002. The ATWOOD EAGLE received no dayrate revenue for the quarter ended December 31, 2002 as the rig completed its $90 million upgrade in late November 2002 and was relocating to Angola during the quarter.

     Contract drilling costs increased 21% in the first quarter of fiscal year 2003, compared to the first quarter of fiscal year 2002. An analysis of contract drilling and management costs by rig is as follows:

                                             CONTRACT DRILLING COSTS
                                                  (In millions)
                             ------------------------------------------------
                             First Quarter        First Quarter
                           Fiscal Year 2003     Fiscal Year 2002     Variance
                           ----------------     ----------------     --------
ATWOOD HUNTER                 $ 3.5                $ 0.7             $ 2.8
ATWOOD FALCON                   4.1                  2.2               1.9
ATWOOD SOUTHERN CROSS           3.8                  2.5               1.3
SEAHAWK                         2.4                  2.1               0.3
VICKSBURG                       2.5                  2.2               0.3
RICHMOND                        2.0                  1.9               0.1
ATWOOD EAGLE                    0.0                  3.3              (3.3)
OTHER                           1.0                  1.3              (0.3)
                              -----                -----             -----
                              $19.3                $16.2             $ 3.1
                              =====                =====             =====

     The ATWOOD HUNTER operated for the full quarter ended December 31, 2002, compared to only a half month of operations in the same quarter of the prior fiscal year as the rig completed its shipyard upgrade and was relocating to the Mediterranean. The ATWOOD FALCON is currently operating in Australia, and its increase in costs is primarily due to the higher costs of operating in Australia, especially for payroll and certain upgrade costs for work in Australia. The increase in costs for the ATWOOD SOUTHERN CROSS is due to the planned maintenance and upgrade costs to meet Italian operating standards, as well as, higher costs of operating in Italy for travel, shorebase operations and rentals. The decrease in operating costs for the ATWOOD EAGLE resulted from its shipyard upgrade and relocation, as a result of which no operating costs were recognized during the current quarter.

     An analysis of depreciation expense by rig for the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002 is as follows:

                                                  DEPRECIATION EXPENSE
                                                     (In millions)
                            ----------------------------------------------------
                              First Quarter          First Quarter
                           Fiscal Year 2003       Fiscal Year 2002      Variance
                            ----------------       ----------------    ---------

ATWOOD HUNTER                  $ 1.4                  $ 0.2               $ 1.2
RICHMOND                         0.4                    0.4                 0.0
VICKSBURG                        0.6                    0.6                 0.0
ATWOOD SOUTHERN CROSS            1.0                    1.0                 0.0
ATWOOD FALCON                    0.6                    0.7                (0.1)
SEAHAWK                          1.2                    1.3                (0.1)
ATWOOD EAGLE                     0.0                    0.9                (0.9)
OTHER                            0.2                    0.7                (0.5)
                               -----                  -----              ------
                               $ 5.4                  $ 5.8              $ (0.4)
                               =====                  =====              ======

     The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade, which accounts for the increase in depreciation expense for the ATWOOD HUNTER, which was undergoing its upgrade during 2002, and the decrease in expense for the ATWOOD EAGLE for the first quarter of fiscal 2003. Other depreciation expense decreased as RIG-200 was fully depreciated to its salvage value by the third quarter of fiscal year 2002.

     The Company's effective tax rate for the first quarter of fiscal year 2003 was 60% compared to an effective tax rate of 27% for fiscal year 2002. The anticipated higher effective tax rate for fiscal year 2003 results from expected lower pre-tax earnings coupled with excess foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal year 2003, the Company utilized $20 million borrowed under its credit facilities, $11 million cash on hand, and $6 million net cash provided by operating activities to invest $17.4 million in the upgrade of the ATWOOD EAGLE, to invest $14.9 million in the construction of the ATWOOD BEACON, to fund approximately $3.3 million of other capital expenditures and to repay $1.8 million in short-term notes payable. Despite an increase in long-term debt, interest expense for the first quarter of fiscal year 2003 remained relatively consistent as compared to the first quarter of fiscal year 2002 due to an increase in capitalized interest costs from $600,000 to $1.2 million.

     With the completion of the ATWOOD EAGLE upgrade, the Company has completed its $340 million fleet upgrade on time and within cost estimates. Currently, the Company's only significant on-going capital project relates to the completion of the construction of the ATWOOD BEACON, with approximately $30 million remaining to be funded. The Company presently has no plans to incur any upgrade costs on the SEASCOUT during fiscal year 2003.

     Subsequent to December 31, 2002, the Company borrowed an additional $35 million under its credit facilities for an outstanding balance of $170 million. The Company has an additional $5 million of borrowing capacity under its credit facilities. The Company is discussing with its current bank group, as well as other lenders, a refinancing of its credit facilities to increase its borrowing capacity from $175 million to $200 million (or greater), as well as exploring other sources of capital, such as senior notes, in order to increase its capital resources. The Company can give no assurances that it can increase its borrowing capacity or that additional debt financing or other sources of capital will be available on terms acceptable to the Company. The inability of the Company to obtain additional capital resources could have a material adverse impact on the Company's financial position in the latter part of fiscal year 2003.

                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                          DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse change in interest rates and foreign currency exchange rates as discussed below.


INTEREST RATE RISK

     All of the $135 million of long-term debt outstanding at December 31, 2002, was floating rate debt. As a result, the Company's annual interest costs in fiscal year 2003 will fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value of the Company's long-term debt approximates carrying value as of December 31, 2002. The impact on annual cash flow of a 10% change in the floating rate (approximately 40 basis points) would be approximately $0.5 million. The Company did not have any open derivative contracts relating to its floating rate debt at December 31, 2002.

FOREIGN CURRENCY RISK

     Certain of the Company's subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on December 31, 2002 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would not result in any material foreign currency transaction loss. Thus, the Company considers its current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. The Company did not have any open derivative contracts relating to foreign currencies at December 31, 2002.



                                 PART I. ITEM 4
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES


     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management , including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In September 2002, the Company authorized and declared a dividend of one Right for each outstanding share of Common Stock as of November 5, 2002, subject to lender approval and consent which was obtained. One Right will also be associated with each share of Common Stock that becomes outstanding after November 5, 2002 but before the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as defined in Rights Agreement dated effective October 18, 2002, which governs the Rights). The Rights are not exercisable until a person or group of affiliated or associated persons commence to acquire or acquires beneficial ownership of 15 percent or more of the outstanding Common Stock of the Company. The provision does not apply to shareholders already holding 15 percent or more of the outstanding Common Stock of the Company as of November 5, 2002 until they acquire an additional 5 percent. When exercisable , each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value, of the Company, at a price of $150 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights will expire on November 5, 2012. At December 31, 2002, 500,000 preferred shares have been reserved for issuance in the event that Rights are exercised.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1.1    Restated Articles of Incorporation dated January 1972
         (Incorporated herein by reference to Exhibit 3.1.1 of the Company's Form 10-K for the year ended September 30, 2002)

3.1.2 Articles of Amendment dated March 1975 (Incorporated herein by reference to Exhibit 3.1.2 of the Company's Form 10-K for the year ended September 30, 2002).

3.1.3 Articles of Amendment dated March 1992 (Incorporated herein by reference to Exhibit 3.1.3 of the Company's Form 10-K for the year ended September 30, 2002).

3.1.4 Articles of Amendment dated November 7, 1997 (Incorporated herein by reference to Exhibit 3.1.4 of the Company's Form 10-K for the year ended September 30, 2002).

3.1.5 Certificate of Designations of Series A Junior Participating Preferred Stock of Atwood Oceanics, Inc. dated October 17, 2002 (Incorporated herein by reference to Exhibit 3.1.5 of the Company's Form 10-K for the year ended September 30, 2002).

3.2 Bylaws, as amended and restated (Incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended
         September 30, 1993).

4.1 Rights Agreement dated effective September 27, 2002 between the Company and Continental Stock & Transfer & Trust Company
         (Incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-A filed October 21, 2002).

*99.1.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

*99.1.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith

(b)      Reports on Form 8-K

     1) On October 23, 2002, the Company filed a report on Form 8-K announcing the adoption and approval by the Board of Directors of a shareholders' rights plan, the entry of the Company into a Rights Agreement, and the declaration of a dividend of one Right per share of Common Stock to shareholders of record on November 5, 2002.

     2) On November 4, 2002, the Company furnished a report on Form 8-K announcing that the ATWOOD HUNTER was awarded two additional wells under its current contract, as well as entered into a new contract to drill one well. Current and planned activities relating to the ATWOOD SOUTHERN CROSS and ATWOOD FALCON were also disclosed.

     3) On November 18, 2002, the Company furnished a report on Form 8-K announcing its earnings for the fiscal year and fourth quarter ended September 30, 2002, along with supportive information.

     4) On November 26, 2002, the Company filed a report on Form 8-K announcing it has a commitment from ESSO Exploration Angola (Block 15)
        Limited to enter into a contract for the use of the ATWOOD EAGLE.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ATWOOD OCEANICS, INC.
                                            (Registrant)




Date:  February 14, 2003                    /s/JAMES M. HOLLAND
                                            -----------------------
                                            James M. Holland
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Chief Accounting Officer

                                 CERTIFICATIONS


I, John R. Irwin, certify that:


     1) I have reviewed this quarterly report on Form 10-Q of Atwood Oceanics, Inc.

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"; and

        c)      Presented  in  this  quarterly   report  our   conclusions
                about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  February 14, 2003

/s/JOHN R. IRWIN


John R. Irwin
Chief Executive Officer

I, James M. Holland, certify that:


     1) I have reviewed this quarterly report on Form 10-Q of Atwood Oceanics, Inc.

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
                (the "Evaluation Date"; and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  February 14, 2003

/s/JAMES M. HOLLAND


James M. Holland
Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------


3.1.1 Restated Articles of Incorporation dated January 1972 (Incorporated herein by reference to Exhibit 3.1.1 of the Company's Form 10-K for the year ended September 30, 2002)

3.1.2 Articles of Amendment dated March 1975 (Incorporated herein by reference to Exhibit 3.1.2 of the Company's Form 10-K for the year ended September 30, 2002).

3.1.3 Articles of Amendment dated March 1992 (Incorporated herein by reference to Exhibit 3.1.3 of the Company's Form 10-K for the year ended September 30, 2002).

3.1.4 Articles of Amendment dated November 7, 1997 (Incorporated herein by reference to Exhibit 3.1.4 of the Company's Form 10-K for the year ended September 30, 2002).

3.1.5 Certificate of Designations of Series A Junior Participating Preferred Stock of Atwood Oceanics, Inc. dated October 17, 2002 (Incorporated herein by reference to Exhibit 3.1.5 of the Company's Form 10-K for the year ended September 30, 2002).

3.2 Bylaws, as amended and restated (Incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended September 30, 1993).

4.1 Rights Agreement dated effective September 27, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-A filed October 21, 2002).

*99.1.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

*99.1.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith

                                                                  EXHIBIT 99.1.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

        (1)     The Report fully complies with the requirements of
                Section 13(a) or 15(d) of the Securities Exchange Act of
                1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:  February 14, 2003                   /s/ JOHN R. IRWIN
                                           John R. Irwin
                                           President and Chief Executive Officer

                                                                  EXHIBIT 99.1.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

        (1)     The Report fully complies with the requirements of
                Section 13(a) or 15(d) of the Securities Exchange Act of
                1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date: February 14, 2003                               /s/JAMES M. HOLLAND
                                                      James M. Holland
                                                      Senior Vice President and
                                                      Chief Financial Officer