Form 10-Q
period 2003-03-31
ATWOOD OCEANICS INC
filed 2003-05-14
CIK 8411

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003
                         COMMISSION FILE NUMBER 1-13167

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of April 30, 2003: 13,847,051 shares of Common Stock $1 par value

-------------------------------------------------------------------------------

                                                ATWOOD OCEANICS, INC.

                                                      FORM 10-Q

                                        For the Quarter Ended March 31, 2003

                                                        INDEX

Part I. Financial Information

     Item 1. Unaudited Financial Statements                                 Page

     a)  Statements of Operations
         For the Three Months and Six Months Ended March 31, 2003 and 2002.....4

     b)  Balance Sheets
         As of March 31, 2003 and September 30, 2002...........................5

     c)  Cash Flow Statements
         For the Six Months Ended March 31, 2003 and 2002......................7

     d)  Notes to Financial Statements.........................................8


     Item 2.  Management's Discussion and Analysis of Financial
              Conditions and Results of Operations............................10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......14

     Item 4.  Controls and Procedures.........................................15

Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders.............15

     Item 6.  Exhibits and Reports on Form 8-K................................16

Signatures....................................................................17

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     The unaudited interim financial statements as of March 31, 2003 and for each of the three month and six month periods ended March 31, 2003 and 2002, included herein, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulations S-X. Accordingly, although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, management believes that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended September 30, 2002.

     This Form 10-Q for the quarterly period ended March 31, 2003 includes "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual future activities and results of operation to be materially different from those suggested or described in the Form 10-Q.



                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share amounts)


                                               Three Months Ended                         Six Months Ended
                                                   March 31,                                 March 31,
                                           -----------------------------             -----------------------------
                                             2003                  2002                2003                2002
                                           --------             --------            ---------            --------
                                                      (Unaudited)                             (Unaudited)
REVENUES:
       Contract drilling                    $ 35,073            $ 43,740            $ 64,914              $ 80,974
                                            --------            --------            --------              --------
COSTS AND EXPENSES:
       Contract drilling                      24,114              23,205              43,459                39,419
       Depreciation                            5,850               6,720              11,242                12,543
       General and administrative              3,119               2,494               5,799                 5,164
                                            --------            --------            --------             ---------
                                              33,083              32,419              60,500                57,126
                                            --------            --------            --------             ---------

OPERATING INCOME                               1,990              11,321               4,414                23,848
                                            --------            --------            --------              ---------

OTHER INCOME (EXPENSE):
       Interest expense                         (598)               (683)               (711)                 (886)
       Interest income                            36                  77                  99                   140
                                            --------            --------            --------              ---------
                                                (562)               (606)               (612)                 (746)
                                            --------            --------            --------              --------

INCOME BEFORE INCOME TAXES
                                               1,428              10,715               3,802                23,102
PROVISION FOR INCOME TAXES                       841               3,885               2,265                 8,114
                                            --------            --------            --------              --------

NET INCOME                                  $    587            $  6,830            $  1,537              $ 14,988
                                            ========            ========            ========              ========

EARNINGS PER SHARE:
              Basic                           $ .04                $ .49              $  .11                 $1.08
              Diluted                         $ .04                $ .49              $  .11                 $1.07
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
            Basic                            13,845               13,834              13,846                13,835
            Diluted                          13,900               13,978              13,903                13,948

The accompanying notes are an integral part of these consolidated financial statements.


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     March 31,     September 30,
                                                        2003             2002
                                                    ----------     ------------
                                                    (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                      $ 15,266        $ 27,055
       Accounts receivable, net                         30,803          28,776
       Inventories of materials and supplies,
         at lower of average cost or market             10,632           9,134
       Deferred tax assets                                 223             223
       Prepaid expenses                                  3,239           6,625
                                                      --------        --------

                Total Current Assets                    60,163          71,813
                                                      --------        --------


   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe     648,850         583,241
        Other                                            9,204           9,156
                                                      --------        --------
                                                       658,054         592,397
        Less-accumulated depreciation                  235,191         224,000
                                                      --------        --------
              Net Property and Equipment               422,863         368,397
                                                      --------        --------

    DEFERRED COSTS AND OTHER ASSETS                     11,990           4,320
                                                      --------       ---------
                                                      $495,016        $444,530
                                                      ========        ========


The accompanying notes are an integral part of these consolidated financial statements.



                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                               March 31,          September 30,
                                                                 2003                 2002
                                                              ----------          -------------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Short-term note payable                                $   1,430            $   5,023
        Accounts payable                                           3,028                5,584
        Accrued liabilities                                       11,599               13,809
                                                               ---------            ---------
                   Total Current Liabilities                      16,057               24,416
                                                               ---------            ---------

LONG-TERM DEBT, net of current maturities:                       172,500              115,000
                                                               ---------            ---------

DEFERRED CREDITS:
        Income taxes                                              15,895               15,545
        Other                                                     12,884               13,436
                                                               ---------            ---------
                                                                  28,779               28,981
                                                               ---------            ---------
HAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding            ---                  ---
        Common stock, $1 par value;
            20,000,000 shares authorized with 13,847,000
            and 13,845,000 shares issued and outstanding
            in 2003 and 2002, respectively                        13,847               13,845
         Paid-in-capital                                          57,282               57,274
         Retained earnings                                       206,551              205,014
                                                                --------            ---------
                   Total Shareholders' Equity                    277,680              276,133
                                                                --------            ---------
                                                                $495,016             $444,530
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


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                              Six Months Ended March 31,
                                                                                          ----------------------------------
                                                                                            2003                       2002
                                                                                          --------                   -------
                                                                                                      (Unaudited)

   CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                                         $  1,537                  $ 14,988
                                                                                          --------                  --------
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                                                  11,242                    12,543
              Amortization                                                                     373                       224
              Deferred federal income tax provision                                            350                     1,500
         Changes in assets and liabilities:
              Increase in accounts receivable                                               (2,027)                  (18,558)
              Increase (decrease) in accounts payable and accrued
                  liabilities                                                               (4,097)                    2,414
              Net mobilization fees                                                         (7,794)                   (2,410)
              Other                                                                          1,087                      (365)
                                                                                          --------                  --------
                                                                                              (866)                   (4,652)
                                                                                          --------                  --------
                Net cash provided by operating activities                                      671                    10,336
                                                                                          --------                  --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                               (66,384)                  (35,251)
        Other                                                                                    7                       ---
                                                                                          --------                  --------
               Net cash used by investing activities                                       (66,377)                  (35,251)
                                                                                          --------                  --------

CASH FLOW FROM FINANCING ACITIVITES:
        Proceeds from credit facilities                                                     57,500                    40,000
        Principal payments on debt                                                          (3,688)                      ---
        Proceeds from exercises of stock options                                                10                        57
                                                                                          --------                  --------
                       Net cash provided by financing activities                            53,917                    40,057
                                                                                          --------                  --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                      (11,789)                   15,142
CASH AND CASH EQUIVALENTS, at beginning of period                                           27,055                    12,621
                                                                                          --------                  --------
CASH AND CASH EQUIVALENTS, at end of period                                               $ 15,266                  $ 27,763
                                                                                          ========                  ========
=========================
Supplemental disclosure of cash flow information:
      Cash paid during the quarter for domestic
           and foreign income taxes                                                       $ 3,310                   $  4,912
                                                                                          =======                   ========
       Cash paid during the quarter for interest,
           net of amounts capitalized                                                     $   ---                   $  1,005
                                                                                          =======                   ========

The accompanying notes are an integral part of these consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

     In the opinion of the Company's management, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. For interim periods, the Company records income taxes using the expected effective tax rate for the year.


2.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                       Three Months Ended                     Six Months Ended
                                                --------------------------------       ---------------------------------
                                                Net                      Per Share    Net                     Per Share
                                                Income       Shares      Amount       Income      Shares      Amount
                                                -------      ------      ---------    -------     ------      ----------
 March 31, 2003:
          Basic earnings per share              $   587      13,845       $ .04       $ 1,537      13,846      $ .11
          Effect of dilutive securities-
                  Stock Options                     ---          55         ---           ---          57        ---
                                                -------      ------       -----       -------      ------      -----

          Diluted earnings per share            $   587      13,900       $ .04       $ 1,537      13,903      $ .11
                                                =======      ======       =====       =======      ======      =====
March 31, 2002:
          Basic earnings per share              $ 6,830      13,834       $ .49       $14,988      13,835      $1.08
          Effect of dilutive securities -
                  Stock Options                     ---         144         ---           ---         113       (.01)
                                                -------      ------       -----       -------      ------      -----

          Diluted earnings per share            $ 6,830      13,978       $ .49       $14,988      13,948      $1.07
                                                =======      ======       =====       =======      ======      =====


3.          LONG-TERM DEBT


     On April 1, 2003, the Company executed a $225 million senior secured credit agreement with a bank group to refinance all of its existing indebtedness of $172.5 million and to provide for on-going working capital and general corporate needs. The new credit agreement includes a $150 million term loan facility and a $75 million revolving loan facility. The term loan will be repaid commencing on December 31, 2003 in 4 quarterly installments of $6 million and 14 quarterly installments of $9 million. All outstanding borrowings under the revolving loan facilities mature on April 1, 2008. Loans under both facilities will bear interest at varying rates ranging from 1.5% to 2.5% over LIBOR, depending upon the ratio of outstanding debt to earnings before interest, taxes and depreciation, which is currently allowed to be 5.0, reducing to 4.0 at December 31, 2003 and to 3.0 at December 31, 2004 and thereafter. The credit agreement places restrictions on disposing of any material assets, paying cash dividends or repurchasing outstanding common stock and incurring any additional indebtedness, in addition to containing financial covenant requirements. The bank group's collateral for the credit agreement consists primarily of preferred mortgage on all of the Company's active drilling fleet.

     Currently, the Company has borrowed $150 million under the term loan facility and $40 million under the revolving loan facility. The Company is in compliance with all financial covenants.


4.       ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure on amendment of SFAS No. 123. "SFAS" No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require pertinent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt the fair value based method of stock-based compensation. Accordingly, no compensation costs have been recognized in net income from the granting of options pursuant to its stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs been determined based on the fair value at the grant dates for awards made since fiscal 1996 consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

                                            Three Months Ended           Six Months Ended
                                                  March 31,                  March 31,
                                           -------------------         --------------------
                                            2003          2002         2003            2002
                                            -----         ----         -----           ----

Net income, as reported                   $  587       $ 6,830        $ 1,537        $14,988
 Deduct:  Total stock-based
     employee compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects     (537)         (412)        (1,075)          (823)
                                         -------       -------        -------        -------

Pro Forma, net income                    $    50       $ 6,418        $   462        $14,165
                                         =======       =======        =======        =======

Earnings per share:
     Basic - as reported                 $   .04       $   .49        $   .11        $  1.08
     Basic - pro forma                   $    --       $   .46        $   .03        $  1.02

     Diluted - as reported               $   .04       $   .49        $   .11        $  1.07
     Diluted - pro forma                 $    --       $   .46        $   .03        $  1.02


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

MARKET OUTLOOK


     The worldwide offshore demand for drilling units continues to be impacted by political uncertainties and soft market conditions. Thus far in fiscal year 2003, the Company has maintained a relatively high level of equipment utilization with all of its active drilling units currently employed. Management will continue to emphasize utilization, over higher dayrates; however, with only the VICKSBURG and SEAHAWK having contact terms that extend into fiscal 2004, no assurance can be given that some idle time will not be incurred by some of the Company's drilling units during the remainder of fiscal year 2003.

     The ATWOOD EAGLE, following its upgrade and relocation to Angola, commenced drilling operations in early March 2003 under a contract with ESSO Exploration Angola (Block 15) Limited which provides for three firm wells at a dayrate of $86,000, plus options for four additional wells. The ATWOOD HUNTER, which has worked continuously in Egypt since December 2001 and earned an average dayrate of approximately $94,000 during fiscal year 2002 compared to its current dayrate of $37,000, has a commitment, following completion of its current contract, to drill one well off the coast of Israel at a dayrate of $80,000. The ATWOOD FALCON, following completion of its work in Australia (estimated June 2003), will be relocated to Malaysia to drill one well for Sarawak Shell at a dayrate of $83,000. The current contracts for the ATWOOD SOUTHERN CROSS and RICHMOND are expected to terminate in May and June 2003, respectively. Management is pursuing additional short-term contract commitments for both drilling units. The construction of the ATWOOD BEACON continues on schedule. The shipyard portion of the construction should be completed in May 2003. Additional equipment commissioning and testing may be carried out until July 2003 depending on the schedule for commencing operations. The Company is in discussions for a short-term contract for the rig to commence operations in July/August 2003.

     Since the current political uncertainties and soft market conditions have resulted in a lower level of dayrates on some of the Company's drilling units, revenues, operating cash flows and net income for fiscal year 2003 are expected to be below results for fiscal year 2002. The current near-term outlook has not weakened the Company's optimism about the longer-term outlook and fundamentals of the offshore drilling market. The Company has completed its $339 million fleet upgrade program of its current seven active drilling units that began in 1996. The Company looks forward to fiscal year 2004 when all seven of these units, plus the ATWOOD BEACON, should be available for work throughout the entire year and in an improving market, this could provide the potential basis for an increase in earnings and cash flows.

RESULTS OF OPERATIONS

     Contract revenues for the three months and six months ended March 31, 2003 decreased 20% compared to the three months and six months ended March 31, 2002. A comparative analysis of contract revenues is as follows:

                                                 CONTRACT REVENUES
                                                   (In Millions)
                         --------------------------------------------------------------
                             Three Months Ended                     Six Months Ended
                                 March 31,                              March 31,
                          ---------------------------       ---------------------------
                          2003      2002    Variance       2003      2002     Variance
                         -----     -----    --------      ------     -----     --------
RICHMOND                 $ 2.1     $ 1.0      $ 1.1        $ 4.1     $ 4.3      $ (0.2)
SEAHAWK                    5.8       5.2        0.6         11.0      10.8         0.2
ATWOOD SOUTHERN CROSS      5.5       5.3        0.2          7.9      11.2        (3.3)
VICKSBURG                  5.9       5.8        0.1         12.3      11.0         1.3
ATWOOD FALCON              8.9       8.9        ---         15.9      18.3        (2.4)
ATWOOD EAGLE               2.9       8.0       (5.1)         2.9      13.3       (10.4)
ATWOOD HUNTER              3.5       9.0       (5.5)         9.9      11.0        (1.1)
OTHER                      0.5       0.5        ---          0.9       1.1        (0.2)
                         -----     -----      -----        -----     -----      ------
                         $35.1     $43.7      $(8.6)       $64.9     $81.0      $(16.1)
                         =====     =====      =====        =====     =====      ======

     The increase in revenue for the RICHMOND was due to the rig undergoing shipyard repairs for approximately 35 days during the second quarter of fiscal year 2002 compared to being fully employed during the second quarter of fiscal 2003. The SEAHAWK continues to have a consistent level of operations under its long-term contract in Malaysia with variations in revenue based upon the price of oil. Following completion of its upgrade in November 2002, the ATWOOD EAGLE arrived in Angola in late February 2003 and commenced drilling operation in early March 2003 compared to being fully employed during the first two quarters of fiscal 2002. The average dayrate for the ATWOOD HUNTER was approximately $40,000 for the second quarter of fiscal year 2003 as compared to approximately $100,000 for the same quarter in fiscal year 2002.

Contract drilling costs for the three months and six months ended March 31, 2003 increased 4% and 10%, respectively, as compared to the same periods in the prior fiscal year. An analysis of contract drilling costs by rig is as follows:

                                             CONTRACT DRILLING COSTS
                                                  (In Millions)
                         -------------------------------------------------------------------
                                 Three Months Ended                    Six Months Ended
                                     March 31,                             March 31,
                         -----------------------------        ------------------------------
                          2003      2002      Variance         2003       2002      Variance
                         -----     -----      --------        -----       ----      --------
ATWOOD FALCON            $ 5.6     $ 2.7      $ 2.9           $ 9.7        4.9          4.8
ATWOOD SOUTHERN CROSS      4.2       2.5        1.7             8.0        5.0          3.0
SEAHAWK                    3.0       2.0        1.0             5.4        4.1          1.3
VICKSBURG                  2.3       2.3        ---             4.8        4.5          0.3
ATWOOD HUNTER              3.3       4.3       (1.0)            6.8        5.0          1.8
RICHMOND                   2.0       3.4       (1.4)            4.1        5.3         (1.2)
ATWOOD EAGLE               2.2       4.5       (2.3)            2.2        7.8         (5.6)
OTHER                      1.5       1.5        ---             2.5        2.8         (0.3)
                         -----     -----      -----           -----      -----        -----
                         $24.1     $23.2      $ 0.9           $43.5      $39.4        $ 4.1
                         =====     =====      =====           =====      =====        =====

     The ATWOOD FALCON is currently operating in Australia, where operating costs are higher than Southeast Asia, it's previous location, due to an increase in personnel-related costs, which, along with amortization of its mobilization expense to Australia, accounts for its increase in drilling costs. The increase in costs for the ATWOOD SOUTHERN CROSS resulted from the amortization of the planned maintenance and upgrade costs to meet Italian operating standards, as well as higher costs of operating in Italy for travel, shorebase operations and rentals. The SEAHAWK experienced higher repairs and maintenance costs in the second quarter of fiscal year 2003 as compared to the same period in the prior year. The higher level of costs for the ATWOOD HUNTER in the second quarter of the prior fiscal year was due to amortization of its mobilization costs to Egypt which was completed in first quarter of the current fiscal year. The RICHMOND incurred certain shipyard repairs during the second quarter of the fiscal year 2002 which accounts for the decrease in its operating costs in the second quarter of fiscal year 2003. The ATWOOD EAGLE operated for only one month in the quarter ended March 31, 2003 compared to a full quarter of operations for the same period in the prior fiscal year.

     An analysis of depreciation expense by rig for the three months and six months ended March 31, 2003 as compared to the same periods in the prior fiscal year is as follows:

                                                     DEPRECIATION EXPENSE
                                                         (In Millions)
                           ---------------------------------------------------------------
                                   Three Months Ended                    Six Months Ended
                                        March 31,                            March 31,
                            2003       2002      Variance           2003      2002     Variance
                           -----      -----      --------          -----      -----    --------
RICHMOND                   $ 0.5      $ 0.4        $ 0.1           $ 0.9      $ 0.8      $ 0.1
ATWOOD HUNTER                1.3        1.3          ---             2.7        1.5        1.2
ATWOOD SOUTHERN CROSS        1.0        1.0          ---             2.0        2.0        ---
VICKSBURG                    0.6        0.6          ---             1.2        1.2        ---
ATWOOD FALCON                0.7        0.7          ---             1.3        1.4       (0.1)
SEAHAWK                      1.2        1.2          ---             2.3        2.5       (0.2)
ATWOOD EAGLE                 0.4        1.0         (0.6)            0.4        1.9       (1.5)
OTHER                        0.2        0.5         (0.3)            0.4        1.2       (0.8)
                           -----      -----        -----           -----      -----      -----
                           $ 5.9      $ 6.7        $(0.8)          $11.2      $12.5      $(1.3)
                           =====      =====        =====           =====      =====      =====


     The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade, which accounts for the decrease in expense for the ATWOOD EAGLE for the second quarter of fiscal 2003. Other depreciation expense decreased due to the fact that RIG-200 was fully depreciated to its salvage value in the third quarter of fiscal year 2002, and thus had no depreciation expense in the quarter ended March 31, 2003 compared to two months of expense during the same period for the prior fiscal year.

     The Company's effective tax rate for the fiscal year 2003 is expected to be approximately 60% compared to an effective tax rate of 27% for fiscal year 2002. The anticipated higher effective tax rate for fiscal year 2003 results from expected lower pre-tax earnings coupled with excess foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of fiscal year 2003, the Company utilized $57.5 million borrowed under its then - existing credit facilities, $12 million cash on hand, and $0.5 million net cash provided by operating activities to invest $23.5 million in completing the upgrade of the ATWOOD EAGLE, to invest $36.5 million in the construction of the ATWOOD BEACON, to fund approximately $6 million of other capital expenditures and to repay approximately $4 million in short-term notes payable. Despite an increase in long-term debt, interest expense for the second quarter of fiscal year 2003 remained relatively consistent as compared to the second quarter of fiscal year 2002 due to an increase in capitalized interest costs from $200,000 to $1.8 million.

     With the completion of the ATWOOD EAGLE upgrade, the Company has completed its $339 million fleet upgrade on time and within cost estimates. Currently, the Company's only significant on-going capital project relates to the completion of the construction of the ATWOOD BEACON, with approximately $25 to $30 million remaining to be funded. The Company presently has no plans to incur any upgrade costs on the SEASCOUT during fiscal year 2003.

     Upon execution of the $225 million senior secured credit agreements on April 1, 2003, the Company borrowed $190 million, of which $172.5 million was used to repay amounts outstanding under the Company's previous credit facilities. The credit agreement places restrictions on disposing of any material assets, paying cash dividends or repurchasing outstanding common stock and incurring any additional indebtedness, in addition to containing financial covenant requirements. The bank group's collateral for the credit agreement consists primarily of preferred mortgage on all of the Company's active drilling fleet. The Company has an additional $35 million of borrowing capacity under its current credit facilities, a significant portion of which, if the Company maintains a high utilization of its drilling equipment, should not be needed for general operating purposes. The Company will continue to periodically review and adjust its planned capital expenditures and financing of such expenditures in light of current market conditions.



                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.


INTEREST RATE RISK

     All of the $172.5 million of long-term debt outstanding at March 31, 2003, was floating rate debt. All of this debt was retired on April 1, 2003 when the Company executed a $225 million senior secured credit agreement with a bank group. The Company has currently borrowed $190 million under the new credit agreement, which is also all floating rate debt. Since the Company's current credit agreement is floating rate debt, interest cost will fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt at March 31, 2003 was at a floating rate, the fair value of the Company's long-term debt approximated carrying value as of March 31, 2003. With the interest rate on the Company's long-term debt under its current credit facilities also at a floating rate, the current outstanding long-term debt of $190 million also approximate carrying value. The impact on annual cash flow of a 10% change in the floating rate (approximately 52 basis points) would be approximately $0.9 million. The Company did not have any open derivative contract relating to its floating rate debt at March 31, 2003.

FOREIGN CURRENCY RISK

     Certain of the Company's subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on March 31, 2003 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.3 million. The Company did not have any open derivative contracts relating to foreign currencies at March 31, 2003.

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


                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on February 13, 2003, at which the shareholders voted on the election of six directors. Of the 12,916,572 shares of Common Stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director are as follows:


NAME                            CAST FOR                  VOTES WITHHELD
--------                       ----------                ---------------

Deborah A. Beck                12,513,921                    402,651

Robert W. Burgess              12,514,021                    402,551

George S. Dotson               11,907,818                  1,008,754

Hans Helmerich                 11,907,818                  1,008,754

John R. Irwin                  12,381,566                    535,006

William J. Morrissey           12,513,821                    402,751

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1.1 Restated Articles of Incorporation dated January 21, 1972 (Incorporated herein by reference to Exhibit 3.1.1 of the Company's Form 10-K for the year ended September 30, 2002)

3.1.2 Articles of Amendment filed March 28, 1975 (Incorporated herein by reference to Exhibit 3.1.2 of the Company's
         Form 10-K for the year ended September 30, 2002).

3.1.3 Articles of Amendment dated March 10, 1992 (Incorporated herein by reference to Exhibit 3.1.3 of the Company's
         Form 10-K for the year ended September 30, 2002).

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

4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-A filed October 21, 2002).

*99.1.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

*99.1.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith

(b)      Reports on Form 8-K

        1) On January 30, 2003, the Company furnished a report on Form 8-K announcing its earnings for the quarter ended December 31, 2002, along with supporting information.

        2) On February 5, 2003, the Company furnished a report on Form 8-K announcing that the ATWOOD HUNTER was awarded a one well contract and that the ATWOOD FALCON will drill two option wells.

        3) On February 18, 2003, the Company furnished a report on Form 8-K announcing the ATWOOD EAGLE had completed its tow to Angola.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ATWOOD OCEANICS, INC.
                                              (Registrant)




Date:  May 14, 2003                            /s/JAMES M. HOLLAND
                                               -------------------
                                               James M. Holland
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Chief Accounting Officer

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



Dated:  May 14, 2003

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



Dated:  May 14, 2003

/s/JAMES M. HOLLAND


James M. Holland
Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION


3.1.1 Restated Articles of Incorporation dated January 21, 1972 (Incorporated herein by reference to Exhibit 3.1.1 of the Company's Form 10-K for the year ended September 30, 2002)

3.1.2 Articles of Amendment dated March 28, 1975 (Incorporated herein by reference to Exhibit 3.1.2 of the Company's Form 10-K for the year ended September 30, 2002).

3.1.3 Articles of Amendment dated March 10, 1992 (Incorporated herein by reference to Exhibit 3.1.3 of the Company's Form 10-K for the year ended September 30, 2002).

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

4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company
         (Incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-A filed October 21, 2002).

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

*99.1.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith

                                                                 EXHIBIT 99.1.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

        (1)     The Report fully complies with the requirements of
                Section 13(a) or 15(d) of the Securities Exchange
                Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:  May 14, 2003                                /s/ JOHN R. IRWIN
                                                   John R. Irwin
                                                   President and Chief
                                                   Executive Officer

                                                                 EXHIBIT 99.1.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

        (1)     The Report fully complies with the requirements of
                Section 13(a) or 15(d) of the Securities Exchange
                Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:  May 14, 2003                                 /s/JAMES M. HOLLAND
                                                    James M. Holland
                                                    Senior Vice President and
                                                    Chief Financial Officer