Form 10-Q
period 2003-06-30
ATWOOD OCEANICS INC
filed 2003-08-13
CIK 8411

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

       |X|        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2003
                         COMMISSION FILE NUMBER 1-13167

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___ ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No __.

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of July 31, 2003: 13,847,051 shares of Common Stock, $1 par value.

-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2003

                                      INDEX

Part I. Financial Information

   Item 1. Unaudited Condensed Financial Statements                       Page

      a) Condensed Statements of Operations
         For the Three Months and Nine Months Ended June 30, 2003 and 2002....4

      b) Condensed Balance Sheets
         As of June 30, 2003 and September 30, 2002...........................5

      c) Condensed Cash Flow Statements
         For the Nine Months Ended June 30, 2003 and 2002.....................7

      d) Notes to Condensed Financial Statements..............................8


   Item 2. Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..............................11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk........14

   Item 4. Controls and Procedures...........................................14

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K..................................15

Signatures...................................................................17

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     This Form 10-Q for the quarterly period ended June 30, 2003 includes "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual future activities and results of operation to be materially different from those suggested or described in the Form 10-Q.



                                                PART I. ITEM I - FINANCIAL STATEMENTS
                                               ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)


                                                        Three Months Ended                          Nine Months Ended
                                                             June 30,                                   June 30,
                                                    ----------------------------            -----------------------------
                                                      2003              2002                   2003                  2002
                                                    ---------        -----------             --------             --------
                                                            (Unaudited)
(Unaudited)
REVENUES:
         Contract drilling                         $ 41,847           $ 37,402               $106,761              $118,376
                                                   --------           --------               --------              --------
COSTS AND EXPENSES:
         Contract drilling                           27,635             19,493                 71,094                58,912
         Depreciation                                 6,783              5,958                 18,025                18,501
         General and administrative                   3,023              2,336                  8,822                 7,500
                                                   --------           --------               --------              --------
                                                     37,441             27,787                 97,941                84,913
                                                   --------           --------               --------              --------

OPERATING INCOME                                      4,406              9,615                  8,820                33,463
                                                   --------           --------               --------              --------

OTHER INCOME (EXPENSE):
         Interest expense                            (2,239)              (501)                (2,950)                (1,387)
         Interest income                                 40                 60                    139                    200
                                                   --------           --------               --------               --------
                                                     (2,199)              (441)                (2,811)                (1,187)
                                                   --------           --------                --------              --------

INCOME BEFORE INCOME TAXES
                                                      2,207              9,174                   6,009                32,276
PROVISION FOR INCOME TAXES                            2,289              3,042                   4,554                11,156
                                                   --------           --------                --------              --------

NET INCOME (LOSS)                                  $    (82)          $  6,132                $  1,455              $ 21,120
                                                   ========           ========                ========              ========

EARNINGS PER SHARE:
              Basic                                $   (.01)          $    .44                $    .11                 $1.53
              Diluted                              $   (.01)          $    .44                $    .10                 $1.51
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
            Basic                                    13,847             13,834                  13,846                 13,839
            Diluted                                  13,847             14,048                  13,903                 13,984

     The accompanying notes are an integral part of these condensed consolidated financial statements.




                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)


                                                        June 30,              September 30,
                                                          2003                     2002
                                                       ---------              ------------
                                                                     (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                        $ 12,950                  $ 27,055
       Accounts receivable, net                           33,260                    28,776
       Inventories of materials and supplies,
         at lower of average cost or market               11,757                     9,134
       Deferred tax assets                                   223                       223
       Prepaid expenses                                    1,757                     6,625
                                                        --------                  --------

                Total Current Assets                      59,947                    71,813
                                                        --------                  --------

   PROPERTY AND EQUIPMENT, at cost:
        Drilling vessels, equipment and drill pipe       658,055                   583,241
        Other                                              9,226                     9,156
                                                        --------                  --------
                                                         667,281                   592,397
        Less-accumulated depreciation                    230,669                   224,000
                                                        --------                  --------
              Net Property and Equipment                 436,612                   368,397
                                                        --------                  --------

    DEFERRED COSTS AND OTHER ASSETS                       10,702                     4,320
                                                        --------                  --------
                                                        $507,261                  $444,530
                                                        ========                  ========


     The accompanying notes are an integral part of these condensed consolidated financial statements.



                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)


                                                                 June 30,               September 30,
                                                                  2003                      2002
                                                                ---------               --------------
                                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Short-term note payable                                 $    121                     $  5,023
        Current maturities of long-term debt                      18,000                          ---
        Accounts payable                                           3,752                        5,584
        Accrued liabilities                                        8,801                       13,809
                                                                --------                     --------
                   Total Current Liabilities                      30,674                       24,416
                                                                --------                     --------

LONG-TERM DEBT, net of current maturities:                       172,000                      115,000
                                                                --------                     --------

DEFERRED CREDITS:
        Income taxes                                              16,420                       15,545
        Other                                                     10,569                       13,436
                                                                --------                     --------
                                                                  26,989                       28,981
                                                                --------                     --------
SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding            ---                           ---
        Common stock, $1 par value;
            20,000,000 shares authorized with 13,847,000
            and 13,845,000 shares issued and outstanding
            in 2003 and 2002, respectively                        13,847                       13,845
         Paid-in-capital                                          57,282                       57,274
         Retained earnings                                       206,469                      205,014
                                                                --------                     --------
                   Total Shareholders' Equity                    277,598                      276,133
                                                                --------                     --------
                                                                $507,261                     $444,530
                                                                ========                     ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.




                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                                                                   Nine Months Ended June 30,
                                                                               ---------------------------------
                                                                                 2003                      2002
                                                                               --------                  --------
                                                                                          (Unaudited)
   CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                              $ 1,455                    $21,120
                                                                               -------                    -------
         Adjustments to reconcile net income to net cash provided (used) by operating activities:
              Depreciation                                                      18,025                     18,501
              Amortization                                                       2,039                        318
              Deferred federal income tax provision                                875                      2,250
         Changes in assets and liabilities:
              Increase in accounts receivable                                   (4,484)                    (6,006)
              Increase (decrease) in accounts payable and accrued
                  liabilities                                                   (6,171)                       976
              Net mobilization fees                                             (6,805)                    (2,903)
              Other                                                             (2,238)                    (1,452)
                                                                              --------                   --------
                                                                                 1,241                     11,684
                                                                              --------                   --------
                Net cash provided by operating activities                        2,696                     32,804
                                                                              --------                   --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                   (87,371)                   (67,798)
        Proceeds from sale of Rig 200                                              500                        ---
        Other                                                                      (38)                       ---
                                                                              --------                    -------
               Net cash used by investing activities                           (86,909)                   (67,798)
                                                                              --------                    -------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from credit facilities                                        247,500                     60,000
        Principal payments on debt                                            (177,402)                       ---
        Proceeds from exercises of stock options                                    10                        181
                                                                              --------                    -------
                       Net cash provided by financing activities                70,108                     60,181
                                                                              --------                    -------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          (14,105)                    25,187
CASH AND CASH EQUIVALENTS, at beginning of period                               27,055                     12,621
                                                                              --------                    -------
CASH AND CASH EQUIVALENTS, at end of period                                   $ 12,950                    $37,808
                                                                              =========                   =======
---------------------------
Supplemental disclosure of cash flow information:
      Cash paid during the period for domestic
           and foreign income taxes                                           $  6,805                    $ 9,605
                                                                              ========                    =======
       Cash paid during the period for interest,
           net of amounts capitalized                                         $  2,298                    $ 1,415
                                                                              ========                    =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of June 30, 2003 and for each of the three month and nine month periods ended June 30, 2003 and 2002, included herein, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed balance sheet data was derived from the Audited Financial Statements as of September 30, 2003. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, management believes that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended September 30, 2002. In the opinion of the Company's management, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented.


2. EARNINGS PER COMMON SHARE

     The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                       Three Months Ended                              Nine Months Ended
                                                --------------------------------              -----------------------------------

                                                    Net
                                                  Income                     Per Share          Net                     Per Share
                                                  (Loss)        Shares        Amount           Income        Shares       Amount
                                                  ------        ------       ---------         ------        ------     ---------
June 30, 2003:
          Basic earnings per share              $   (82)        13,847        $ (.01)          $ 1,455        13,846      $  .11
          Effect of dilutive securities-
                  Stock Options                     ---            ---            ---              ---            57        (.01)
                                                -------        -------        -------          -------        ------      ------

          Diluted earnings per share            $   (82)        13,847        $ (.01)          $ 1,455        13,903      $  .10
                                                ========       =======        =======          =======        ======      ======

June 30, 2002:
          Basic earnings per share              $ 6,132         13,843        $   .44          $21,120        13,839      $ 1.53
          Effect of dilutive securities -
                  Stock Options                     ---            205            ---              ---           145        (.02)
                                                -------         ------        -------          -------        ------      ------

          Diluted earnings per share            $ 6,132         14,048        $   .44          $21,120        13,984      $ 1.01
                                                =======         ======        =======          =======        ======      =======


3. LONG-TERM DEBT


     On April 1, 2003, the Company executed a $225 million senior secured credit agreement with a bank group to refinance all of its existing indebtedness of $172.5 million and to provide for on-going working capital and general corporate needs. On June 27, 2003, the credit agreement was amended to increase the total amounts available to $250 million. As amended, the credit agreement includes a $150 million term loan facility and a $100 million revolving loan facility. The term loan will be repaid commencing on December 31, 2003 in 4 quarterly installments of $6 million and 14 quarterly installments of $9 million. All outstanding borrowings under the revolving loan facility mature on April 1, 2008. Loans under both facilities will bear interest at varying rates ranging from 1.5% to 2.75% over LIBOR. The interest rate at July 31, 2003 is approximately 3.9%. The credit agreement contains financial covenants, with the most restrictive requirement being the ratio of outstanding debt to earnings before interest, taxes and depreciation, which is currently allowed to be 5.75, reducing to 4.75 at March 31, 2004, to 4.00 at June 30, 2004 and to 3.00 at December 31, 2004 and thereafter. The credit agreement also places restrictions on dispositions of any material assets, paying cash dividends or repurchasing outstanding common stock and incurring any additional indebtedness. The Company is currently in compliance with all financial covenants. The bank group's collateral for the credit agreement consists primarily of preferred mortgages on all of the Company's active drilling fleet.

     Currently, the Company has borrowed $150 million under the term loan facility and $43 million under the revolving loan facility.


4. ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure on amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require pertinent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt the fair value based method of stock-based compensation. Accordingly, no compensation costs have been recognized in net income from the granting of options pursuant to its stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):



                                                hree Months Ended                Nine Months Ended
                                                     June 30,                          June 30,
                                           -------------------------        --------------------------
                                            2003               2002            2003                2002
                                            -----              ----            -----               ----

Net (loss) income, as reported            $  (82)            $6,132            $1,455           $21,120
 Deduct:  Total stock-based
     employee compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects     (537)              (416)           (1,612)           (1,248)
                                          ------             ------           -------           -------

Pro Forma, net income                     $ (619)            $5,716           $  (157)         $19,8721
                                          ======             ======           =======          ========

Earnings per share:
     Basic - as reported                  $ (.01)            $  .44           $  .11             $ 1.53
     Basic - pro forma                    $ (.04)            $  .41           $ (.01)            $ 1.43

     Diluted - as reported                $ (.01)            $  .44           $  .10             $ 1.51
     Diluted - pro forma                  $ (.04)            $  .41           $ (.01)            $ 1.42


5. INCOME TAXES

     The Company's current tax provision for fiscal year 2003 virtually all relates to taxes in foreign jurisdictions, with the Company not incurring taxable income in the United States necessary to utilize foreign tax credits. Due to the low level of earnings in the US, in addition to losses in certain non-taxable jurisdictions the Company's effective tax rate will exceed the US statutory rate. Factors that can contribute to the fluctuation of the effective tax rate include, but are not limited to: country of rig operation, country of rig ownership, length of contract, and type of income tax assessment.

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

MARKET OUTLOOK


     Worldwide utilization of offshore drilling units continues to remain in the high -70% to low - 80% range. The continuing disconnect between relatively high commodity prices and soft market conditions reflects increased conservatism by exploration and production companies due to a number of factors including weak capital markets, increased focus on reducing debt, and a host of geopolitical uncertainties (for example, those in Iraq, Venezuela and Nigeria), which have curtailed drilling. Semisubmersible utilization remains the weakest sector of the drilling market, while utilization of jack-up drilling units is one of the stronger sectors of the market mainly as a result of increased demand in the Gulf of Mexico, Asia Pacific and Mexico. Despite soft market conditions during the first three quarters of fiscal year 2003, the Company was able to maintain a relatively high level of equipment utilization, with management continuing to emphasize utilization over higher dayrates.

     One of the Company's seven core upgraded drilling units, the ATWOOD HUNTER, is currently stacked in Egypt while waiting for its next contract opportunity. The ATWOOD SOUTHERN CROSS is expected to complete its current contract in early August 2003 and with no ongoing contract commitments, is expected to also be stacked in Egypt thereafter. Three of the Company's upgraded drilling units, the ATWOOD FALCON, VICKSBURG and SEAHAWK, are contractually committed into fiscal year 2004. The current contracts for the ATWOOD EAGLE and RICHMOND could terminate during the fourth quarter of fiscal year 2003; however, both units have opportunities for continuous work. The shipyard portion of the construction of the ATWOOD BEACON was completed in May 2003, at which time, commissioning and testing commenced. To date, commissioning and testing continues. Once completed and loading of client and third-party equipment, the rig will be relocated to Malaysia in early August 2003 to commence a three-well plus options contract.

     Since the current political uncertainties and soft market conditions have resulted in a lower level of dayrates on some of the Company's drilling units and the ATWOOD HUNTER and ATWOOD SOUTHERN CROSS are expected to incur significant idle time in the fourth quarter of fiscal year 2003, operating cash flows and net income for fiscal year 2003 are expected to be significantly below results for fiscal year 2002. Based on these assumptions, the Company expects to incur a loss between $4 and $6 million in the fourth quarter of fiscal year 2003 and, thus, have a loss for fiscal year 2003. The current near-term outlook has not weakened the Company's optimism about the longer-term outlook and fundamentals of the offshore drilling market. With seven upgraded drilling units plus a new jack-up drilling unit the Company believes it will be well positioned in an improving market environment for an increase in earnings and cash flows.

RESULTS OF OPERATIONS

     Contract revenues for the three months and nine months ended June 30, 2003 increased 12% and decreased 10%, respectively, compared to the three months and nine months ended June 30, 2002. A comparative analysis of contract revenues is as follows:

                                                     CONTRACT REVENUES
                                                       (In Millions)
                             ---------------------------------------------------------------------------
                                    Three Months Ended                        Nine Months Ended
                                         June 30,                                 June 30,
                             -----------------------------------       ---------------------------------
                              2003        2002        Variance         2003          2002       Variance
                             -----       -----        --------        ------        ------      --------
ATWOOD EAGLE                 $ 7.7       $ 1.9         $ 5.8           $ 10.6       $ 15.2       $  (4.6)
ATWOOD FALCON                  9.6         8.3           1.3             25.4         26.6          (1.2)
RICHMOND                       2.2         1.0           1.2              6.3          5.3           1.0
VICKSBURG                      6.3         5.9           0.4             18.6         17.0           1.6
SEAHAWK                        5.9         5.9           ---             16.9         16.6           0.3
ATWOOD SOUTHERN CROSS          4.9         6.0          (1.1)            12.8         17.2          (4.4)
ATWOOD HUNTER                  4.8         8.0          (3.2)            14.8         19.0          (4.2)
OTHER                          0.4         0.4           ---              1.4          1.5          (0.1)
                             -----       -----          ----           ------       ------        ------
                             $41.8       $37.4         $ 4.4           $106.8       $118.4        $(11.6)
                             =====       =====         =====           ======       ======        ======

     The ATWOOD EAGLE was fully employed during the third quarter of fiscal year 2003 compared to a partial quarter of operations in the prior fiscal year as the rig began its upgrade in April 2002. However, year-to-date, the ATWOOD EAGLE has been employed only four months during the fiscal year as compared to almost eight months in the prior fiscal year at a lower dayrate. The average dayrate for the ATWOOD FALCON was approximately $105,000 for the current quarter as compared to approximately $90,000 for the same quarter in fiscal year 2002. The increase in revenue for the RICHMOND was due to the rig undergoing shipyard repairs for approximately 35 days during the third quarter of fiscal year 2002 compared to being fully employed during the third quarter of fiscal year 2003. Due to the softness of the Mediterranean market, the average dayrates for both the ATWOOD HUNTER and ATWOOD SOUTHERN CROSS were approximately $55,000 for the third quarter of fiscal year 2003 as compared to approximately $90,000 and $65,000, respectively, for the same quarter in fiscal year 2002. For fiscal year-to-date, the ATWOOD HUNTER also had an average dayrate of approximately $55,000 compared to having dayrates for most of fiscal 2003 in the $90,000's. Additionally, year-to-date revenues for the ATWOOD SOUTHERN CROSS are down due to two months of planned maintenance and upgrades to meet Italian standards compared to being fully utilized in the same year-to-date period in the prior fiscal year.


     Contract drilling costs for the three months and nine months ended June 30, 2003 increased 42% and 21%, respectively, as compared to the same periods in the prior fiscal year. An analysis of contract drilling costs by rig is as follows:

                                              CONTRACT DRILLING COSTS
                                                   (In Millions)
                            ---------------------------------------------------------------------------
                                  Three Months Ended                           Nine Months Ended
                                      June 30,                                     June 30,
                            --------------------------------          ---------------------------------
                             2003         2002      Variance            2003         2002      Variance
                            -----        -----      --------          ------       ------      --------
ATWOOD EAGLE                $ 6.8        $ 1.2       $ 5.6             $ 8.9        $ 9.0       $ (0.1)
ATWOOD FALCON                 5.8          3.0         2.8              15.5          7.9          7.6
ATWOOD SOUTHERN CROSS         3.9          2.8         1.1              11.9          7.8          4.1
SEAHAWK                       2.2          2.1         0.1               7.6          6.2          1.4
RICHMOND                      2.2          2.2         ---               6.3          7.5         (1.2)
VICKSBURG                     2.2          2.4        (0.2)              7.0          6.9          0.1
ATWOOD HUNTER                 3.3          4.0        (0.7)             10.1          9.0          1.1
OTHER                         1.2          1.8        (0.6)              3.8          4.6         (0.8)
                              ---        -----       -----             -----        -----        -----
                            $27.6        $19.5       $ 8.1             $71.1        $58.9        $12.2
                            =====        =====       =====             =====        =====        =====

     The ATWOOD EAGLE was fully employed during the third quarter of fiscal year 2003 compared to a partial quarter of operations in the prior fiscal year as the rig began its upgrade in April 2002. The rig is currently operating in Angola, where operating costs are higher than in the Mediterranean, its previous location, due to additional start-up costs, increased shorebase and travel expenses and continuing amortization of its mobilization to Angola. The ATWOOD FALCON finished operations in Australia during June 2003, where operating costs are higher than Southeast Asia, its previous location, due to an increase in personnel-related costs, which, along with amortization of its mobilization expense to Australia, accounts for its increase in drilling costs for both the fiscal quarter and fiscal year-to-date. The increase in costs for the ATWOOD SOUTHERN CROSS resulted from the amortization of the planned maintenance and upgrade costs to meet Italian operating standards, as well as higher costs of operating in Italy for travel, shorebase operations and rentals for both the fiscal quarter and fiscal year-to-date. The increase in fiscal year-to-date costs for the SEAHAWK is primarily due to a higher level of repair and maintenance expenses compared to prior year, while the decrease in fiscal year-to-date costs for the RICHMOND is due to the shipyard repairs incurred during the prior fiscal year. The higher level of costs for the ATWOOD HUNTER in the third quarter of the prior fiscal year was due to amortization of its mobilization costs to Egypt which was completed in first quarter of the current fiscal year.

     An analysis of depreciation expense by rig for the three months and nine months ended June 30, 2003 as compared to the same periods in the prior fiscal year is as follows:

                                                           DEPRECIATION EXPENSE
                              ----------------------------------------------------------------------------------------------------
                                                                   (In Millions)
                                       Three Months Ended                              Nine Months Ended
                                            June 30,                                        June 30,
                              ----------------------------------             ----------------------------------
                                2003         2002       Variance              2003          2002       Variance
                               -----        -----       --------             -----         -----       --------
ATWOOD EAGLE                   $ 1.3        $ 0.9         $ 0.4               $ 1.7        $ 2.2        $(0.5)
RICHMOND                         0.5          0.4           0.1                 1.4          1.2          0.2
SEAHAWK                          1.2          1.1           0.1                 3.5          3.6         (0.1)
ATWOOD HUNTER                    1.3          1.3           ---                 4.0          2.9          1.1
ATWOOD SOUTHERN CROSS            1.0          1.0           ---                 3.0          2.9          0.1
VICKSBURG                        0.6          0.6           ---                 1.9          1.8          0.1
ATWOOD FALCON                    0.7          0.7           ---                 1.9          2.0         (0.1)
OTHER                            0.2          0.7          (0.5)                0.6          1.9         (1.3)
                               -----        -----         -----               -----        -----        -----
                               $ 6.8        $ 6.7         $ 0.1               $18.0        $18.5        $(0.5)
                               =====        =====         =====               =====        -----        =====


     The Company does not recognize depreciation expense during the period a rig is out of service for a significant upgrade, which accounts for the increase in expense for the ATWOOD EAGLE for the third quarter of fiscal year 2003. However, year-to-date expense is less than the prior fiscal year due to only four months of operations in the current fiscal year compared to almost eight months of operations in the prior fiscal year pre-upgrade. Other depreciation expense decreased due to the fact that RIG-200 was fully depreciated to its salvage value in the third quarter of fiscal year 2002, and thus had no depreciation expense in the quarter ended June 30, 2003 compared to two months of expense during the same period for the prior fiscal year. The Company sold its interest in RIG-200 in June 2003.

     The Company's current tax provision for fiscal year 2003 virtually all relates to taxes in foreign jurisdictions, with the Company not incurring taxable income in the United States necessary to utilize foreign tax credits. Due to the low level of earnings in the US, in addition to losses in certain non-taxable jurisdictions the Company's effective tax rate will exceed the US statutory rate. Factors that can contribute to the fluctuation of the effective tax rate include, but are not limited to: country of rig operation, country of rig ownership, length of contract, and type of income tax assessment.


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal year 2003, the Company utilized $75 million in net borrowings from its credit facilities, $14 million cash on hand, and approximately $3 million net cash provided by operating activities to invest $25 million in completing the upgrade of the ATWOOD EAGLE, to invest $54 million in the construction of the ATWOOD BEACON, to fund approximately $8 million of other capital expenditures and to repay approximately $5 million in short-term notes payable. The increase in interest expense for the current quarter as compared to prior year is due to a $1.2 million write off of unamortized financing costs related to the previous credit facility.

     With the completion of the ATWOOD EAGLE upgrade, the Company has completed its $339 million fleet upgrade on time and within cost estimates. Currently, the Company's only significant on-going capital project relates to the completion of the construction of the ATWOOD BEACON, with approximately $10 to $12 million remaining to be funded. The Company presently has no plans to incur any upgrade costs on the SEASCOUT during fiscal year 2003.

     Upon execution of the senior secured credit agreements on April 1, 2003, the Company borrowed $190 million (with an outstanding balance of $193 million as of July 31, 2003), of which $172.5 million was used to repay amounts outstanding under the Company's previous credit facilities. The credit agreement places restrictions on dispositions of any material assets, paying cash dividends or repurchasing outstanding common stock and incurring any additional indebtedness, in addition to containing financial covenant requirements. Currently, the Company is in compliance with all financial covenants which includes among others, the ratio of outstanding debt to earnings before interest, taxes and depreciation. With continuing soft market conditions and a net loss expected for the fourth quarter of fiscal year 2003, there is no guarantee that the Company will maintain compliance with all of its financial covenant requirements, which, if compliance is not maintained, could have a material adverse impact on the Company's financial position. The bank group's collateral for the credit agreement consists primarily of preferred mortgages on all of the Company's active drilling fleet. Currently, the Company has an additional $57 million of borrowing capacity under its current credit facilities, a significant portion of which, if the Company maintains a high utilization of its drilling equipment, should not be needed for general operating purposes. The Company will continue to periodically review and adjust its planned capital expenditures and financing of such expenditures in light of current market conditions.


                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     With the interest rate on the Company's long-term debt under its current credit facilities at a floating rate, the outstanding long-term debt of $190 million at June 30, 2003 approximates carrying value. The impact on annual cash flow of a 10% change in the floating rate (approximately 37 basis points) would be approximately $0.7 million. The Company did not have any open derivative contract relating to its floating rate debt at June 30, 2003.

FOREIGN CURRENCY RISK

     Certain of the Company's subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on June 30, 2003 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.2 million. The Company did not have any open derivative contracts relating to foreign currencies at June 30, 2003.


                                 PART I. ITEM 4
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES


(a)      Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its periodic SEC filings are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

     No change in the Company's internal control over financial reporting occurred during the Company's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

*3.2     Bylaws, as amended and restated dated January 1, 1993.

4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-A filed October 21,
         2002).

10.1 Credit Agreement dated effective April 1, 2003 between the Company, Atwood Oceanics Pacific Limited, Nordea Bank Finland plc, New York Branch, as administrative agent and the lenders thereto from time to time (Incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K filed April 7, 2003).

10.2 Pooled Assignment and First Amendment dated effective June 27, 2003 between the Company, Atwood Oceanics Pacific Limited, Nordea Bank Finland plc, New York Branch, as administrative agent and the lenders thereto from time to time (Incorporated herein by reference to Exhibit
         99.1 of the Company's Form 8-K filed July 30, 2003).

10.3 Second Amendment and Agreement dated effective June 27, 2003 between the Company, Atwood Oceanics Pacific Limited, Nordea Bank Finland plc, New York Branch, as administrative agent and the lenders thereto from time to time (Incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K filed July 30, 2003).

*31.1    Certification of Chief Executive Officer

*31.2    Certification of Chief Financial Officer

*32.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

*32.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith

(b)      Reports on Form 8-K

1) On April 1, 2003, the Company filed a report on Form 8-K announcing that it executed a $225 million senior secured credit facility.

2) On April 7, 2003, the Company filed a report on Form 8-K attaching a signed copy of the credit facility executed on April 1, 2003 and announcing that the ATWOOD HUNTER was awarded a one well contract.

3) On April 29, 2003, the Company furnished a report on Form 8-K announcing its earnings for the quarter ended March 31, 2003, along with supporting information.

4) On May 16, 2003, the Company furnished a report on Form 8-K announcing that the ATWOOD SOUTHERN CROSS had completed its contract and was preparing to commence a new contract and that the ATWOOD HUNTER had completed its work in Egypt and was preparing to drill one well in Israel.

5) On June 4, 2003, the Company furnished a report on Form 8-K announcing that the ATWOOD FALCON had been awarded a contract in Japan and providing updates on the operating status of the RICHMOND and ATWOOD EAGLE.

6) On June 5, 2003, the Company filed a report on Form 8-K announcing that the Company had sold its 50% interest in RIG-200 to Helmerich & Payne International Drilling, Co.

7) On June 16, 2003 the Company furnished a report on Form 8-K announcing that the ATWOOD BEACON had been awarded a contract in Malaysia.

8) On June 27, 2003, the Company filed a report on Form 8-K announcing that it closed the general syndication of its senior secured credit facility dated as of April 1, 2003, with the facility increased from $225 million to $250 million.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ATWOOD OCEANICS, INC.
                                                (Registrant)




Date:  August 5, 2003                          /s/JAMES M. HOLLAND
                                               James M. Holland
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Chief Accounting Officer

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

*3.2 Bylaws, as amended and restated dated January 1, 1993.

4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-A filed October 21,
        2002).

10.1 Credit Agreement dated effective April 1, 2003 between the Company, Atwood Oceanics Pacific Limited, Nordea Bank Finland plc, New York Branch, as administrative agent and the lenders thereto from time to time (Incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K filed April 7, 2003).

10.2 Pooled Assignment and First Amendment dated effective June 27, 2003 between the Company, Atwood Oceanics Pacific Limited, Nordea Bank Finland plc, New York Branch, as administrative agent and the lenders thereto from time to time (Incorporated herein by reference to Exhibit
        99.1 of the Company's Form 8-K filed July 30, 2003).

10.3 Second Amendment and Agreement dated effective June 27, 2003 between the Company, Atwood Oceanics Pacific Limited, Nordea Bank Finland plc, New York Branch, as administrative agent and the lenders thereto from time to time (Incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K filed July 30, 2003).

*31.1   Certification of Chief Executive Officer

*31.2   Certification of Chief Financial Officer

*32.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

*32.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.


      *Filed herewith

                                                                    EXHIBIT 31.1

                                 CERTIFICATIONS

I, John R. Irwin, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Atwood Oceanics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]; and

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003

                  /s/ JOHN R. IRWIN
                  John R. Irwin
                  Chief Executive Officer

                                                                    EXHIBIT 31.2

                                 CERTIFICATIONS

I, James M. Holland, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Atwood Oceanics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]; and

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003

                  /s/ JAMES M. HOLLAND
                  James M. Holland
                  Chief Financial Officer

                                                                    EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    August 5, 2003                   /s/ JOHN R. IRWIN
                                          John R. Irwin
                                          President and Chief Executive Officer

                                                                    EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    August 5, 2003                   /s/JAMES M. HOLLAND
                                          James M. Holland
                                          Senior Vice President and
                                          Chief Financial Officer