Form 10-K
period 2003-09-30
ATWOOD OCEANICS INC
filed 2003-12-29
CIK 8411

================================================================================

            SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2003
                         COMMISSION FILE NUMBER 1-13167

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12.b-2). Yes [X] No [ ] The aggregate market value of the voting stock held by non-affiliates of the registrants as of December 26, 2003 is $352,700,000.

     The number of shares outstanding of the issuer's class of Common Stock, as of December 26, 2003: 13,852,301 shares of Common Stock, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Annual Report to Shareholders for the fiscal year ended September 30, 2003 - Referenced in Parts I, II and IV of this report. (2) Proxy Statement for Annual Meeting of Shareholders to be held February 12, 2004 - Referenced in Part III of this report.
================================================================================

                                     PART I

ITEM  1.  BUSINESS

     Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company", "Registrant", "we" or "our", unless the context requires otherwise), a corporation organized in 1968 under the laws of the State of Texas, is engaged in the international offshore drilling of exploration and developmental oil and gas wells in offshore areas and related support management and consulting services. Currently, our offshore drilling fleet includes eight active, wholly-owned units, which include:

   o     two semisubmersibles capable of drilling in up to 5,000 feet of water,
   o     one semisubmersible capable of drilling in up to 3,700 feet of water,
   o     one semisubmersible capable of drilling in up to 2,000 feet of water,
   o     one ultra-premium, 400 feet cantilever jack-up,
   o     one premium, 300 feet cantilever jack-up
   o     one semisubmersible self-erecting tender-assist rig, and
   o     one submersible drilling unit.

     We also own a semisubmersible hull which is a candidate for a future conversion to a tender-assist unit once an acceptable contract is identified. In addition to the owned drilling units, we also manage the maintenance and operations of two operator-owned platform rigs offshore northwest Australia. There is currently an indefinite planned break in drilling activity for these two client-owned rigs; however, we continue to provide maintenance of these two rigs for future drilling programs.

     In 1997, we commenced an internal upgrade program of all of our active drilling units. Our upgrade program was concluded with the completion of the upgrade of the ATWOOD EAGLE in November 2002. Collectively, we expended $340 million in upgrading seven offshore mobile drilling units. In August 2003, our eighth drilling unit, the newbuild ultra-premium jack-up, ATWOOD BEACON, commenced its initial drilling contract following completion of its construction and commissioning in July 2003. This drilling unit was constructed on time and at a cost of approximately $120 million, compared to budgeted costs of $125 million. Thus, our current worldwide operations revolve around eight premium offshore mobile drilling units located in five areas of the world - the United States, Southeast Asia, the Mediterranean Sea, Africa and Australia.

     Fiscal year 2003 marked our first operating loss in ten years. Our ability to produce strong financial performance depends on a high demand for drilling equipment, which is dependent on worldwide oil and gas exploration and development activities. Soft market conditions have reduced current worldwide utilization of offshore drilling units to less than 80%. The continuing disconnect between relatively high commodity prices and soft market conditions (especially for semisubmersibles) reflects increased conservatism by exploration and production companies due to a number of factors including:

   o    weak capital markets,
   o    increased focus on reducing debt, and
   o a host of geopolitical uncertainties (for example, those in Iraq, Venezuela and Nigeria).

     Our ability to return to profitability will depend on maintaining a relatively high level of equipment utilization. We anticipate that market conditions (especially for semisubmersibles) during fiscal year 2004 will continue to be challenging; however, we expect operating results for fiscal year 2004 to improve over results for fiscal year 2003.

     During our thirty-five year history, the majority of our drilling units have operated outside of United States waters. Approximately 94%, 95% and 82% of our contract revenues were derived from foreign operations in fiscal years 2003, 2002 and 2001, respectively. The submersible RICHMOND is our only drilling unit currently working in United States waters. In addition to operating in United States waters, we are currently involved in active foreign operations in the territorial waters of Australia, Malaysia, Egypt and India. We expect to commence active operations off the coast of Japan in January 2004. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 12 of Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2003, incorporated by reference herein.

     OFFSHORE DRILLING EQUIPMENT Our diversified fleet of owned or operated drilling rigs currently consists of eleven rigs:

   o    four semisubmersibles,
   o    one semisubmersible tender assist rig,
   o one semisubmersible hull suitable for conversion to a tender assist vessel at a future date,
   o    two jack-ups,
   o    one submersible, and
   o    two modern, self-contained platform rigs.

     Each type of drilling rig is designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs we own or operate illustrate the diversified range of application of our rig fleet.

     Each semisubmersible drilling unit has two hulls, the lower of which is capable of being flooded. Drilling equipment is mounted on the main hull. After the drilling unit is towed to location, the lower hull is flooded, lowering the entire drilling unit to its operating draft, and the drilling unit is anchored in place. On completion of operations, the lower hull is deballasted, raising the entire drilling unit to its towing draft. This type of drilling unit is designed to operate in greater water depths than a jack-up and in more severe sea conditions than other types of drilling units. Semisubmersible units are generally more expensive to operate than jack-up rigs and are often limited in the amount of supplies that can be stored on board.

     Semisubmersible tender assist vessels operate like a semisubmersible except that their drilling equipment is temporarily installed on permanently constructed offshore support platforms. The semisubmersible vessel provides crew accommodations, storage facilities and other support for the drilling operations.

     A jack-up drilling unit contains all of the drilling equipment on a single hull designed to be towed to the well site. Once on location, legs are lowered to the sea floor and the unit is raised out of the water by jacking the hull up the legs. On completion of the well, the unit is jacked down, and towed to the next location. A jack-up drilling unit can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in water as deep as semisubmersible units.

     The submersible drilling unit we own has two hulls, the lower being a mat, which is capable of being flooded. Drilling equipment and crew accommodations are located on the main hull. After the drilling unit is towed to its location, the lower hull is flooded, lowering the entire unit to its operating draft at which it rests on the sea floor. On completion of operations, the lower hull is deballasted, raising the entire unit to its towing draft. This type of drilling unit is designed to operate in shallow water depths ranging from 9 to 70 feet and can operate in moderately severe sea conditions. Although drilling units of this type are less expensive to operate, like the jack-up rig, they cannot operate in as deep water as semisubmersible units.

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

DRILLING CONTRACTS

     The contracts under which we operate our vessels are obtained either through individual negotiations with the customer or by submitting proposals in competition with other contractors and vary in their terms and conditions. The initial term of contracts for our owned and/or operated vessels has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling vessel, a force majeure event, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions at the option of the customer.

     The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond our control. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect our ability to employ its drilling vessels. Our active rig utilization for fiscal years 2003, 2002 and 2001 was 92%, 86% and 80%, respectively.

     Of our current eight active drilling units, only the VICKSBURG, SEAHAWK and ATWOOD HUNTER have current contract terms that could extend beyond fiscal year 2004. Besides these drilling units, we anticipate that the ATWOOD BEACON, ATWOOD FALCON, and RICHMOND will also be highly utilized in fiscal year 2004. Currently, the ATWOOD EAGLE is idle offshore Angola and is expected to be mobilized to Australia in January 2004 for its next contract opportunity. The ATWOOD SOUTHERN CROSS, after incurring some idle time at the beginning of the first quarter of fiscal year 2004, has just commenced a short-time contract commitment in India. There is no guarantee that we will not experience additional idle time on some of our drilling units during the remainder of fiscal year 2004.

     For long moves of drilling equipment, we attempt to obtain either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. A surplus of certain types of units, either worldwide or in particular operating areas, can result in our acceptance of a contract which provides only partial, or no recovery of relocation costs. In order to maintain equipment utilization during these soft market conditions, two of our rigs incurred long moves during fiscal year 2003. The ATWOOD EAGLE was moved from Greece to Angola during the year at a cost of $8.2 million, and we only received $2.7 million in mobilization compensation. The ATWOOD FALCON was relocated to and from Australia at mobilization costs of approximately $2 million, which approximated mobilization compensation. We can give no assurance that it will receive full recovery of any future relocation costs.

     Operation of our drilling equipment is subject to the offshore drilling requirements of petroleum exploration companies and agencies of foreign governments. These requirements are, in turn, subject to fluctuations in government policies, world demand and prices for petroleum products, proved reserves in relation to such demand and the extent to which such demand can be met from onshore sources.

     We also contract to provide various types of services to third party owners of drilling rigs. These contracts are normally for a stated term or until termination of operations or stages of operation at a particular facility or location. The services may include, as in the case of contracts we have entered into in connection with operations offshore Australia, the supply of personnel and rig design, fabrication, installation and operation. The contracts normally provide for reimbursement to us for all out-of-pocket expenses, plus a service or management fee for all of the services performed. In most instances, the amount charged for the services may be adjusted if there are changes in conditions, scope or costs of operations. We generally obtain insurance or a contractual indemnity from the owner for liabilities which could be incurred in operations.

OPERATIONAL RISKS AND INSURANCE

     Our operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, our vessels are subject to those perils peculiar to marine operations, such as capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. Our operations are also subject to disruption due to terrorism. As a result of significant losses incurred by the insurance industry in recent times due to terrorism and other events, we have experienced significant increases in premium for certain insurance coverages. Although we believe that we are adequately insured against normal and foreseeable risks in our operations in accordance with industry standards, such insurance may not be adequate to protect us against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism. To date, we have not experienced difficulty in obtaining insurance coverage, although no assurance can be given as to the future availability of such insurance or cost thereof. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our financial position.

ENVIRONMENTAL  PROTECTION

     Under the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990, operators of vessels in navigable United States waters and certain offshore areas are liable to the United States government for the costs of removing oil and certain other pollutants for which they may be held responsible, subject to certain limitations, and must establish financial responsibility to cover such liability. We have taken all steps necessary to comply with this law, and have received a Certificate of Financial Responsibility (Water Pollution) from the U.S. Coast Guard. Our operations in United States waters are also subject to various other environmental regulations regarding pollution, and we have taken steps to ensure compliance with these regulations.

CUSTOMERS

     During fiscal year 2003, we performed operations for 18 customers. Because of the relatively limited number of customers for which we can operate at any given time, revenues from each of 3 different customers amounted to 10% or more of our fiscal 2003 revenues as indicated below:


                                                             PERCENTAGE OF
              CUSTOMER                              FISCAL YEAR 2003 REVENUES
              --------                              -------------------------
     ExxonMobil Production Malaysia, Inc.                       33%
     Woodside Energy Ltd.                                       17%
     Esso Exploration Angola                                    13%

     Our business operations are subject to the risks associated with a business having a limited number of customers for our products or services, and a decrease in the drilling programs of these customers in the areas where we are employed may adversely affect our revenues.

COMPETITION

     We compete with approximately 10 other drilling contractors, most of which are substantially larger than the Company and possess appreciably greater financial and other resources. Although some business combinations among drilling companies have resulted in a decrease in the total number of competitors, the drilling industry still remains very competitive, with no single drilling contractor being dominant. Thus, there continues to be competition in securing available drilling contracts.

     Price competition is generally the most important factor in the drilling industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers are also important. Other competitive factors include work force experience, rig suitability, efficiency, condition of equipment, reputation and customer relations. We believe that we compete favorably with respect to these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition usually occurs on a regional basis and, although drilling rigs are mobile and can be moved from one region to another in response to increased demand, an oversupply of rigs in any region may result. Demand for drilling equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, by general economic conditions, by prices of oil and gas, and, from time to time, by political considerations and policies.

FOREIGN OPERATIONS

     Our operations are conducted primarily in foreign waters and are subject to certain political, economic and other uncertainties not encountered by purely domestic drilling contractors. Risks encountered in foreign operations are as follows:

   o     nationalization,
   o     expropriation,
   o     war,
   o     confiscation,
   o     deprivation,
   o     foreign exchange restrictions,
   o     foreign taxation,
   o     changing foreign governments regulations and policies,
   o     foreign monetary policies, and
   o     higher risk of terrorism.

     Generally, we purchase insurance to protect against some or all of the above risks. Occasionally, customers will indemnify us against such losses. Moreover, offshore drilling activity is affected by government regulations and policies limiting the withdrawal of offshore oil and gas, regulations affecting production, regulations restricting the importation of foreign petroleum, environmental regulations and regulations which may limit operations in offshore areas by foreign companies and/or personnel. See Note 12 to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2003, incorporated herein by reference, for a summary of contract revenues, operating income and identifiable assets by geographic region.

     Virtually all of our tax provision for fiscal year 2003 relates to taxes in foreign jurisdictions. Due to the operating loss in the United States, in addition to operating losses in certain nontaxable foreign jurisdiction, our effective tax rate for the fiscal year 2003 significantly exceeds the United States statutory rate.


EMPLOYEES

     We currently employ approximately 800 persons in our domestic and worldwide operations. In connection with our foreign drilling operations, we have often been required by the host country to hire substantial portions of our work force in that country and, in some cases, these employees may be represented by foreign unions. To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages.

SECURITIES LITIGATION SAFE HARBOR STATEMENT

     Some of the information presented in, or in connection with, this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

  o  Our dependence on the oil and gas industry;
  o  the risks involved in the construction and upgrade of our drilling units;
  o  the operational risks involved in drilling for oil and gas;
  o  the efforts of vigorous competition;
  o  the risk of disruption in operations by terrorism;
  o the risk inherent in international operations, including possible economic, political or monetary instability; and,
  o  governmental regulations and
     environmental matters.

     The words "believe", "impact", "intend", "estimate", "anticipate", "plan" and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis incorporated by reference in Part II and elsewhere in this report.

     Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY INFORMATION

     Our filings made with the Securities and Exchange Commission ("SEC") may be obtained from the SEC at the physical address and Internet address indicated in our Annual Report to Shareholders for fiscal year 2003, incorporated herein by reference. Our filings made with the SEC pursuant to sections 13(a) and 15(d) of the Exchange Act of 1934 are also available free of charge on our website as soon as reasonably practicable after filing or being furnished to the SEC. Our Internet address is http://www.atwd.com.

ITEM 2.  PROPERTIES

     Information regarding the location and general character of our principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 2003, which is incorporated by reference herein.

     Collectively since 1997, we expended $340 million in upgrading seven offshore mobile drilling units. The timing and costs of the various upgrades are as follows:


                                      YEAR UPGRADE
       DRILLING UNITS                  COMPLETED              COST OF UPGRADE
       --------------                 ------------            ---------------
                                                                (In Millions)
ATWOOD HUNTER (PHASE I)                  1997                        $40
ATWOOD SOUTHERN CROSS                    1997                         35
ATWOOD FALCON                            1998                         45
VICKSBURG                                1998                         35
SEAHAWK                                  1999                         22
ATWOOD EAGLE (PHASE I)                   2000                          8
RICHMOND                                 2000                          7
ATWOOD HUNTER (PHASE II)                 2001                         58
ATWOOD EAGLE (PHASE II)                  2002                         90
                                                                    ----
                                                                    $340
                                                                    ====



     Besides the above upgrades, in 2000 we acquired a semisubmersible hull, SEASCOUT, for $4.5 million. Subsequently, we have expended an additional $4.3 million in engineering, equipment removal and other costs associated with preparing the SEASCOUT for a future upgrade to a tender-assist vessel when an acceptable tender contract opportunity has been identified. In August 2003, our eighth active drilling unit, the newbuild ultra-premium jack-up, ATWOOD BEACON, commenced its initial drilling contract following completion of construction and commissioning. This drilling unit was constructed at a cost of approximately
$120  million.  For  more  information  concerning  these  costs,  see Note 3 in
Consolidated Financial Statements contained in our Annual Report to Shareholders' for fiscal year 2003, incorporated by reference herein.

ITEM 3.  LEGAL PROCEEDINGS

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial conditions or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of fiscal year 2003, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     As of December 29, 2003, there were over 750 beneficial owners of our common stock.

     We did not pay cash dividends in fiscal years 2002 or 2003 and we do not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of our business. To enable us to maintain our high competitive profile in the industry, we expect to utilize cash reserves at the appropriate time, to upgrade existing equipment or to acquire additional equipment. Our credit facilities prohibit payment of cash dividends on common stock without lender approval.

     Market information concerning our common stock may be found under the caption heading "Stock Price Information" in our Annual Report to Shareholders for fiscal year 2003, which is incorporated by reference herein.

     Equity compensation plan information  required by this item may be found in
Note 6 to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2003, which is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item may be found under the caption "Five Year Financial Review" in our Annual Report to Shareholders for fiscal year 2003, which is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2003, which is incorporated by reference herein.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information   required  by  this  item  may  be  found  under  the  caption
"Disclosures About Market Risk" in the Company's Annual Report to Shareholders for fiscal year 2003, which is incorporated by reference herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2003, which is incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 14, 2002, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent public accountants and appointed PricewaterhouseCoopers LLP as our new independent accountants. The decision to dismiss Arthur Andersen and to retain PricewaterhouseCoopers was recommended by our Audit Committee and approved by our Board of Directors.

     Arthur Andersen's reports on our consolidated financial statements for each of the years ended September 30, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended September 30, 2001 and 2000, and the subsequent interim period through May 14, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended September 30, 2001 and 2000 or during the subsequent interim period through May 14, 2002.


ITEM 9A.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specific in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.




                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2004, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2004, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2004, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2004, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2004, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

              (a)   FINANCIAL STATEMENTS AND EXHIBITS

                   1.  FINANCIAL STATEMENTS

     The following financial statements, together with the report of PricewaterhouseCoopers LLP dated December 29, 2003 appearing in our Annual Report to Shareholders, for fiscal year 2003, are incorporated by reference herein:

       Reports of Independent Auditors

       Consolidated Balance Sheets as of September 30, 2003 and 2002

       Consolidated Statements of Operations for each of the three years in the period ended September 30, 2003

       Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2003

       Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2003

       Notes to Consolidated Financial Statements


                     2.  EXHIBITS

     See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.

     The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

    Rights Agreement dated effective September 27, 2002 between the
    Company and Continental Stock Transfer & Trust Company - See Exhibit 4.1

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

    Amendment No. 1 to the Atwood Oceanics, Inc. 1990 Stock Option Plan -
        See Exhibit 10.1.3 hereof

    Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option
        Agreement (1990 Stock Option Plan) - See Exhibit 10.1.4 hereof

    Atwood Oceanics, Inc. 1996 Incentive Equity Plan -
        See Exhibit 10.3.1 hereof.

    Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive
        Equity Plan) - See Exhibit 10.3.2 hereof

    Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan -
        See Exhibit 10.3.3 hereof

    Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option
        Agreement (1996 Incentive Equity Plan) - See Exhibit 10.3.4 hereof

    Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan -
        See Exhibit 10.3.5 hereof.

    Atwood Oceanics, Inc. 2001 Stock Incentive Plan -
        See Exhibit 10.3.6 hereof.

    Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of December 5, 2002 - See Exhibit 10.4.1 hereof.

    Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2004 - See Exhibit 10.4.2 hereof.

    Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin - See Exhibit 10.5.1 hereof.

    Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland - See Exhibit 10.5.2 hereof.

    Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley - See Exhibit 10.5.3 hereof.


               (b)  REPORTS ON FORM 8-K

     On July 16, 2003, we furnished a report on Form 8-K announcing that ExxonMobil Exploration and Production Malaysia Inc. had exercised an option to extend the contract for the SEAHAWK for one year.

     On July 29, 2003, in conjunction with releasing our third quarter operating results, we furnished a report on Form 8-K reporting certain information relating to FD disclosure.

     On July 30, 2003, we filed a report on Form 8-K announcing the closing of the general syndication of our Senior Secured Credit Facility dated as of April 1, 2003 with a total of nine industry banks and the increase of the size of the Senior Secured Credit Facility.

     On August 21, 2003, we furnished a report on Form 8-K announcing that the ATWOOD HUNTER was awarded a one-well contract by Isramco, and other information relating to FD disclosure.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ATWOOD OCEANICS, INC.

                      /S/ JOHN R. IRWIN
                      JOHN R. IRWIN, President and Chief Executive Officer
                      DATE:  December 29, 2003


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ JAMES. M. HOLLAND                                  /S/ JOHN R. IRWIN
-----------------                                      -------------
JAMES M. HOLLAND                                       JOHN R. IRWIN
Senior Vice President and Chief Financial Officer      President, Chief Executive Officer and Director
(Principal Financial and Accounting Officer)           (Principal Executive Officer)
Date:  December 29, 2003                               Date:  December 29, 2003


/S/ ROBERT W. BURGESS                                  /S/ GEORGE S. DOTSON
-----------------                                      ----------------
ROBERT W. BURGESS                                      GEORGE S. DOTSON
Director                                               Director
Date:  December 29, 2003                               Date:  December 29, 2003


/S/ HANS HELMERICH                                     /S/ WILLIAM J. MORRISSEY
--------------                                         --------------------
HANS HELMERICH                                         WILLIAM J. MORRISSEY
Director                                               Director
Date:  December 29, 2003                               Date:  December 29, 2003


/S/ DEBORAH A. BECK
---------------
DEBORAH A. BECK
Director
DATE:  December 29, 2003

                                  EXHIBIT INDEX


3.1.1   Restated   Articles of   Incorporation   dated January 1972
        (Incorporated herein by reference to Exhibit 3.1.1 of our Form 10-K for the year ended September 30, 2002).

3.1.2 Articles of Amendment dated March 1975 (Incorporated herein by reference to Exhibit 3.1.2 of our Form 10-K for the year ended September 30, 2002).

3.1.3 Articles of Amendment dated March 1992 (Incorporated herein by reference to Exhibit 3.1.3 of our Form 10-K for the year ended September 30, 2002).

3.1.4 Articles of Amendment dated November 7, 1997 (Incorporated herein by reference to Exhibit 3.1.4 of our Form 10-K for the year ended September 30, 2002).

3.1.5 Certificate of Designations of Series A Junior Participating Preferred Stock of Atwood Oceanics, Inc. dated October 17, 2002 (Incorporated herein by reference to Exhibit 3.1.5 of our Form 10-K for the year ended September 30, 2002).

3.2 Bylaws, as amended and restated (Incorporated herein by reference to Exhibit 3.2 of our Form 10-K for the year ended September 30, 1993).

4.1 Rights Agreement dated effective September 27, 2002 between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed
        October 21, 2002.)

10.1.1 Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 of our Form 10-K for the year ended September 30, 1993).

10.1.2 Form of Atwood Oceanics, Inc. Stock Option Agreement - 1990 Stock Option Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.1.3 Amendment No.1 to the Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.1.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement 1990 Stock Option Plan (Incorporated herein by reference our Form 10-K for the year ended September 30, 1999).

10.2 Joint Venture Letter Agreement dated November 4, 1994 between the Company and Helmerich & Payne, Inc. (Incorporated herein by reference to Exhibit 10.3 of our Form 10-K for the year ended September 30,
        1994).

10.3.1 Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 1997).

10.3.2 Form of Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.3.3 Amendment No. 1 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.3.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement -1996 Incentive Equity Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.3.5 Amendment No. 2 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Appendix A to our Form DEF14A filed January 12, 2001).

10.3.6 Atwood Oceanics, Inc. 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix A to our Form DEF14A filed January 15, 2002).

10.4.1 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of December 5, 2002 (Incorporated herein by reference to Exhibit 10.4 of our Form 10-K for the year ended September 30, 2002).

*10.4.2 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2004.

10.5.1 Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin (Incorporated herein by reference to Exhibit 10.5.1 of our Form 10-K for the year ended September 30, 2002).

10.5.2 Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland (Incorporated herein by reference to Exhibit 10.5.2 of our Form 10-K for the year ended September 30, 2002).

10.5.3 Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley (Incorporated herein by reference to Exhibit 10.5.3. of our Form 10-K for the year ended September 30, 2002).

10.6 Vessel Construction Agreement dated July 24, 2001 between the Company and Keppel Fels Limited to construct a KFELS Mod V Enhanced B-Class Jack-up drilling unit (Incorporated herein by reference to Exhibit 10.9 of our Form 10-K for the year ended September 30, 2001).

10.7 Credit Agreement for $225 million dated April 1, 2003 between the Company and Nordea Bank Finland Plc and other Financial Institutions. (Incorporated herein by reference to Exhibit 99.1 of our 8-K filed April 7, 2003).

10.8 Pooled Assignment and First Amendment to Credit Agreement dated June 27, 2003 between the Company and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 99.1 of our Form 8-K filed July 30, 2003).

10.9 Second Amendment to Credit Agreement dated June 27, 2003 between the Company and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 99.2 of our Form 8-K filed July 30, 2003).

10.10 Third Amendment to Credit Agreement dated November 12, 2003 between the Company and Nordea Bank Finland Plc and other Financial Institution. (Incorporated herein of reference to Exhibit 99.2 of our Form 8-K filed November 13, 2003).

*13.1   Annual Report to Shareholders.

16.1 Letter regarding change in certifying accountants (Incorporated herein by reference to Exhibit 16.1 of our 8-K filed May 21, 2002).

*21.1   List of Subsidiaries.

*23.1   Consent of Independent Accountants.

*31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.

 *  Filed herewith