Form 10-Q
period 2003-12-31
ATWOOD OCEANICS INC
filed 2004-02-11
CIK 8411

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                         COMMISSION FILE NUMBER 1-13167

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of January 31, 2004: 13,852,301 shares of common stock $1 par value

-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                     For the Quarter Ended December 31, 2003

                                      INDEX

Part I. Financial Information

   Item 1.  Unaudited Condensed Consolidated Financial Statements          Page

   a)       Condensed Consolidated Statement of Operations
            For the Three Months Ended December 31, 2003 and 2002............4

   b)       Condensed Consolidated Balance Sheets
            As of December 31, 2003 and September 30, 2003...................5

   c)       Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended December 31, 2003 and 2002............7

   d) Notes to Condensed Consolidated Financial Statements...................8


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......16

   Item 4.  Controls and Procedures.........................................16

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K................................18

Signature...................................................................20

Certifications..............................................................22

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     This Form 10-Q for the quarterly period ended December 31, 2003 includes "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding our financial position, business strategy, budgets and plans and objectives for future operations are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause our actual future activities and results of operation to be materially different from those suggested or described in the Form 10-Q.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                   Three Months Ended
                                                      December 31,
                                           ------------------------------------
                                               2003                    2002
                                           -----------             -----------

                                                       (Unaudited)
REVENUES:
         Contract drilling                 $35,325                   $29,841
                                           -------                    -------

COSTS AND EXPENSES:
         Contract drilling                  22,533                    19,345
         Depreciation                        7,842                     5,392
         General and administrative          2,688                     2,680
                                          --------                    ------
                                            33,063                    27,417
                                          --------                     ------
OPERATING INCOME                             2,262                     2,424
                                          --------                    ------

OTHER INCOME (EXPENSE)
         Interest expense                   (2,334)                     (113)
         Interest income                         8                        63
                                          --------                   ------
                                            (2,326)                      (50)
                                          --------                     ------

INCOME (LOSS)  BEFORE INCOME TAXES             (64)                    2,374

PROVISION FOR INCOME TAXES                   1,840                     1,424
                                          --------                    ------
NET INCOME (LOSS)                         $ (1,904)                    $ 950
                                          ========                    ======

EARNINGS (LOSS) PER COMMON SHARE:
             Basic                        $   (.14)                    $ .07
             Diluted                          (.14)                      .07
AVERAGE COMMON SHARES OUTSTANDING:
            Basic                           13,852                    13,845
            Diluted                         13,852                    13,912


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                 December 31,      September 30,
                                                     2003              2003
                                                --------------    --------------
                                                            (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                  $ 19,253             $21,551
       Accounts receivable                          20,779              30,864
       Income tax receivable                         3,278               3,278
       Inventories of materials and supplies,
         at lower of average cost or market         12,076              12,583
       Deferred tax assets                             550                 550
       Prepaid expenses and other                    6,410               7,186
                                                   -------               -----

                Total Current Assets                62,346              76,012
                                                   -------              ------


   NET PROPERTY AND EQUIPMENT                      435,901             443,102
                                                   -------             -------

   DEFERRED COSTS AND OTHER ASSETS                   3,761               3,560
                                                   -------             -------

                                                  $502,008            $522,674
                                                  ========            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                December 31,             September 30,
                                                                    2003                      2003
                                                              -------------------    -----------------------
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current maturities of long-term debt                       $ 27,000                    $ 24,000
        Accounts payable                                              3,747                      10,403
        Accrued liabilities                                           8,530                       8,851
        Deferred credits                                              1,500                       6,695
                                                                   --------                    --------
                   Total Current Liabilities                         40,777                      49,949
                                                                   --------                    --------

LONG-TERM DEBT, net of current maturities:                          172,000                     181,000
                                                                   --------                    --------

OTHER LONG-TERM LIABILITIES:
        Deferred income taxes                                        20,618                      21,217
        Deferred credits and other                                    7,041                       7,041
                                                                  ----------                   --------
                                                                     27,659                      28,258

SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding
        Common stock, $1 par value;                                     ---                        ---
            20,000,000 shares authorized with 13,852,000
            and 13,851,000 shares
            issued and outstanding at December 31, 2003
            and September 30, 2003,
            respectively
         Paid-in-capital                                             13,852                      13,851
         Retained earnings                                           57,412                      57,404
                    Total Shareholders' Equity                      190,308                     192,212
                                                                   --------                    --------
                                                                    261,572                     263,467
                                                                   --------                    --------
                                                                   $502,008                    $522,674
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




                                 PART I. ITEM I - FINANCIAL STATEMENTS
                                ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)

                                                                                     Three Months Ended December 31,
                                                                                   -------------------------------------
                                                                                      2003         2002
                                                                                   -------------    --------------------
                                                                                               (Unaudited)

   CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                              ($1,904)           $    950
         Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
              Depreciation                                                              7,842               5,392
              Amortization of debt issuance costs                                         165                  72
              Amortization of deferred items                                               63                  34
              Deferred income tax provision (benefit)                                    (600)                450
         Changes in assets and liabilities:
              Decrease in accounts receivable                                          10,085               1,850
              Decrease in inventory                                                       507                 152
              Increase in deferred costs and other assets                                 (83)             (4,505)
              Increase (decrease) in accounts payable                                  (6,656)                111
              Decrease in accrued liabilities                                            (321)               (574)
              Net mobilization fees and credits                                        (5,327)                774
              Other increases                                                             907               1,816
                                                                                      -------             -------
                                                                                        6,582               5,572
                                                                                      -------             -------
            Net cash provided by operating activities                                   4,678               6,522
                                                                                      -------             -------



CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                             (647)            (35,694)
        Other                                                                               6                  90
                                                                                      -------             -------
               Net cash used by investing activities                                     (641)            (35,604)
                                                                                      -------             -------


CASH FLOW FROM FINANCING ACTIVITIES:
        Proceed from the exercises of stock options                                         8                 ---
        Debt issuance costs paid                                                         (343)               (531)
        Proceeds from credit facilities                                                   ---              20,000
        Principal payments on debt                                                     (6,000)             (1,811)
                                                                                      -------             -------
                       Net cash provided (used) by financing activities                (6,335)             17,658
                                                                                      -------             -------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                                  (2,298)            (11,424)
CASH AND CASH EQUIVALENTS, at beginning of period                                      21,551              27,055
                                                                                     --------            --------
CASH AND CASH EQUIVALENTS, at end of period                                          $ 19,253            $ 15,631
                                                                                     --------            --------
---------------------------
Supplemental disclosure of cash flow information:
      Cash paid during the quarter for domestic
           and foreign income taxes                                                  $  1,556            $  1,737
                                                                                     ========            ========
       Cash paid during the quarter for interest,
           net of amounts capitalized                                                $  2,357            $    ---
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

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of December 31, 2003 and for each of the three month periods ended December 31, 2003 and 2002, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The yearend condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2003. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2003. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of our Company for the periods presented.


2.       SIGNIFICANT ACCOUNTING POLICIES

     We apply the recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation costs have been recognized in net income (loss) from the granting of options pursuant to our stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We do not intend to adopt the fair value based method of stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

                                                       Three Months Ended
                                                           December 31,
                                                    ------------------------
                                                     2003              2002
                                                    ------            ------

Net income (loss), as reported                      $(1,904)          $  950
                                                    -------
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects                (625)            (538)
                                                    -------           ------
Pro Forma, net income                               $(2,529)          $  412
                                                    ========          ======


Earnings (loss) per share:
     Basic - as reported                            $  (.14)          $  .07
     Basic - pro forma                              $  (.18)          $  .03

     Diluted - as reported                          $  (.14)          $  .07
     Diluted - pro forma                            $  (.18)          $  .03


3.       EARNINGS (LOSS) PER COMMON SHARE

         The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                       Three Months Ended
                                                                     Per Share
                                           Net Income      Shares      Amount
                                           ----------      ------    ---------
     December 31, 2003:
        Basic loss per share                  ($1,904)      13,852     ($ .14)
        Effect of dilutive securities  -
                Stock options                      ---         ---        ---
                                              --------      ------      -----

        Diluted loss per share                ($1,904)      13,852    ($ .14)
                                              ========      ======    =======

     December 31, 2002:
        Basic earnings per share                 $ 950      13,845     $ .07
        Effect of dilutive securities  -
                Stock options                      ---          67       ---
                                              --------     -------    ------

        Diluted earnings per share               $ 950      13,912     $ .07
                                              ========     =======    ======

4.       PROPERTY AND EQUIPMENT

         A summary of property and equipment by classification is as follows (in thousands):

                                                     December 31,  September 30,
                                                         2003           2003
                                                     -----------   -------------

      Drilling vessels and related equipment
          Cost                                        $ 619,241       $ 618,943
          Accumulated depreciation                     (189,253)       (181,924)
                                                      ---------       ---------
                                                        429,988         437,019
                                                      ---------       ---------

      Drill pipe
          Cost                                           10,555          10,224
          Accumulated depreciation                       (6,350)         (6,010)
                                                      ---------       ---------
          Net book value                                  4,205           4,214
                                                      ---------       ---------

      Furniture and other
          Cost                                            9,079           9,072
          Accumulated depreciation                       (7,371)         (7,203)
                                                      ---------        --------
          Net book value                                  1,708           1,869
                                                      ---------        --------

                 NET PROPERTY AND EQUIPMENT           $ 435,901       $ 443,102
                                                      =========       =========


     Effective October 1, 2003, we extended the remaining depreciable life of the RICHMOND from 2 to 5 years, due to our recent assessment of the rig's commercial viability, coupled with our intent to continue marketing and operating the rig beyond 2 years. We believe that this change in depreciable life provides a better matching of the revenues and expenses of this asset over its anticipated remaining useful life. As a result of this change in depreciable life, depreciation expense for the quarter ended December 31, 2003 was reduced by approximately $200,000 which reduced net loss per share by approximately $.01.


5.   LONG-TERM DEBT

     In November 2003, the $250 million Senior Secured Credit Facility was amended to redefine the calculation of the ratio of outstanding debt to earnings, before interest, income taxes and depreciation. The amendment increased the permitted ratio levels from 5.75 to 6.25 at December 31, 2003 through and including March 30, 2004, reducing to 5.50 at March 31, 2004 through and including September 29, 2004, 4.00 at September 30, 2004 through and including December 30, 2004 and 3.00 thereafter. On an as amended basis, we are in compliance with all financial covenants at December 31, 2003.


6.   COMMITMENTS AND CONTINGENCIES

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position or results of operations.


7.   INCOME TAXES

     Virtually all of our tax provision for the three months ended December 31, 2003 and 2002 relates to taxes in foreign jurisdiction. Due to the operating loss in the United States, in addition to operating losses in certain nontaxable jurisdictions, our effective tax rate for fiscal year 2004 is expected to exceed the United States statutory rate.

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     All non-historical information set forth herein is based upon expectations and assumptions we deemed reasonable. We can give no assurance that such expectations and assumptions will prove to be correct, and actual results could differ materially from the information presented herein. Our periodic reports filed with the SEC should be consulted for a description of risk factors associated with an investment in our Company.

MARKET OUTLOOK

     Worldwide utilization of offshore drilling units continues to remain in the high -70% to low - 80% range. The continuing disconnect between relatively high commodity prices and soft market conditions continues to reflect increased conservatism by exploration and production companies due to a number of factors including weak capital markets, increased focus on reducing debt, and a host of geopolitical uncertainties (for example, those in Iraq, Venezuela and Nigeria), which continue to curtail drilling. Semisubmersible utilization remains the weakest sector of the drilling market, while utilization of jack-up drilling units remains as one of the stronger sectors of the market mainly as a result of increased demand in the Gulf of Mexico, Asia Pacific and Mexico. Despite incurring a net loss in the first quarter of fiscal year 2004, based upon current contract commitments and opportunities, we currently expect to be profitable for fiscal year 2004. We will continue to emphasize utilization over higher dayrates.

     During the quarter ended December 31, 2003 (excluding mobilization periods), the ATWOOD EAGLE, ATWOOD SOUTHERN CROSS, ATWOOD HUNTER and SEAHAWK had idle revenue days of 38, 21, 16 and 14, respectively. The ATWOOD EAGLE is currently being mobilized to Australia, with expected arrival in mid-February 2004 and commencement of drilling operations around March 1, 2004. The ATWOOD SOUTHERN CROSS is currently idle in India; however, we expect the rig will return to work sometime in March 2004. At the end of December 2003, the ATWOOD HUNTER commenced a one year contract off the coast of Egypt. The SEAHAWK, after incurring a mooring equipment problem, returned to work in early January 2004 under its contract in Malaysia. The ATWOOD FALCON, VICKSBURG, ATWOOD BEACON and RICHMOND were fully utilized during the first quarter of fiscal year 2004 and are expected to remain highly utilized during the remainder of fiscal year 2004.

     In fiscal year 2003, we incurred significant expense relating to mobilization costs. In fiscal year 2004, the relocation of the ATWOOD SOUTHERN CROSS from the Mediterranean to India and the ATWOOD FALCON from Malaysia to Japan have been fully funded by our clients. The current relocation of the ATWOOD EAGLE from West Africa to Australia is also expected to be fully funded by the client.

     We remain optimistic about the longer-term outlook and fundamentals of the offshore drilling market. If the ATWOOD SOUTHERN CROSS returns to work in March 2004, as currently expected, we anticipate that our operating results for the second quarter of fiscal year 2004 will be at a breakeven level and that we should return to profitable operations during the second half of fiscal year 2004. With the operations of our seven upgraded drilling units plus the newly constructed jack-up drilling unit, the ATWOOD BEACON, we believe that we are well positioned, in an improving market environment, for increases in earnings and cash flows.

RESULTS OF OPERATIONS

     Contract drilling revenues for the three months ended December 31, 2003 increased 18% compared to the three months ended December 31, 2002. A comparative analysis of contract drilling revenues is as follows:



                                          CONTRACT DRILLING REVENUES
                                                   (In millions)
                          ------------------------------------------------------
                                        Three Months Ended December 31,
                          ------------------------------------------------------
                               2003              2002           Variance
                             --------         ---------         ---------

ATWOOD EAGLE               $   4.7              $ 0.0           $  4.7
ATWOOD BEACON                  4.4                0.0              4.4
ATWOOD SOUTHERN CROSS          3.9                2.3              1.6
RICHMOND                       2.2                2.0              0.2
SEAHAWK                        5.2                5.3             (0.1)
VICKSBURG                      5.8                6.4             (0.6)
ATWOOD FALCON                  6.0                6.9             (0.9)
ATWOOD HUNTER                  2.7                6.4             (3.7)
OTHER                          0.4                0.5             (0.1)
                             -----              -----            -----
                             $35.3              $29.8            $ 5.5
                             =====              =====            =====

     The ATWOOD EAGLE completed its $90 million upgrade and was relocating to Angola during the first quarter of the prior fiscal year; and the ATWOOD BEACON was under construction thus, both rigs generated no revenue versus a full quarter of revenues generated during the current quarter. The ATWOOD SOUTHERN CROSS received a $3 million mobilization payment to relocate to India and worked for approximately one month at $30,000 per day during the current quarter compared to working approximately 40 days in the prior year quarter at $60,000 per day. Even though the SEAHAWK incurred 14 idle revenue days in the current quarter as previously stated, contract revenues were comparable to the first quarter of the prior fiscal year as this rig incurred 11 idle revenue days for repairs and maintenance. The VICKSBURG experienced 50 days of weather and standby time during the current quarter at a reduced dayrate approximately $10,000 per day lower than the full operating rate compared to operating at its full operating rate for the entire first quarter in the prior fiscal year. The average dayrate for the ATWOOD FALCON decreased from $95,000 during the first quarter of the prior fiscal year to $83,000 during the first quarter of the current fiscal year as the rig worked in Australia at a rate of $109,000 for part of the quarter in the prior fiscal year. The decrease in revenue for the ATWOOD HUNTER is due to the rig working a full quarter at an average dayrate of $70,000 during the first quarter of fiscal year 2003 compared to working two months at an average dayrate of $40,000 during the first quarter of fiscal year 2004.

Contract drilling costs for the three months ended December 31, 2003 increased 17% compared to the three months ended December 31, 2002. An analysis of contract drilling costs by rig is as follows:

                                            CONTRACT DRILLING COSTS


                                            CONTRACT DRILLING COSTS
                                                 (In millions)
                            ---------------------------------------------------
                                        Three Months Ended December 31,
                            ---------------------------------------------------
                                  2003             2002            Variance
                               ---------        ---------          ---------
ATWOOD EAGLE                      $3.8             $0.0              $  3.8
ATWOOD BEACON                      3.3              0.0                 2.2
ATWOOD SOUTHERN CROSS              4.4              3.8                 0.6
RICHMOND                           1.9              2.0                (0.1)
SEAHAWK                            2.1              2.4                (0.3)
VICKSBURG                          2.2              2.5                (0.3)
ATWOOD HUNTER                      2.9              3.5                (0.6)
ATWOOD FALCON                      2.4              4.1                (1.7)
OTHER                              0.6              1.0                (0.4)
                                 -----            -----              ------
                                 $22.5            $19.3               $ 3.2
                                 =====            =====              ======



     Due to the ATWOOD EAGLE completing its $90 million upgrade and being relocated to Angola and the ATWOOD BEACON being under construction during the first quarter of the prior fiscal year, neither rig incurred any operating costs during the first quarter of fiscal year 2003 compared to a full quarter of operations during fiscal year 2004. The increase in operating costs for the ATWOOD SOUTHERN CROSS is primarily due to the rig incurring $1.6 million in boat towing costs to relocate to India during the current quarter partially offset by higher operating costs of approximately $10,000 per day in the first quarter of prior fiscal year due to operating in Italy. The decrease in operating costs for the SEAHAWK and VICKSBURG is primarily due to lower repair and maintenance costs compared to the first quarter of the prior fiscal year. Operating costs for the ATWOOD HUNTER decreased due to the prior year quarter having amortization of mobilization expenses related to its relocation to the Mediterranean. Drilling costs decreased on the ATWOOD FALCON due to the rig operating in Australia for 40 days in the first quarter of the prior fiscal year at approximately $25,000 per day higher operating costs than in Malaysia. Additionally, the rig was being relocated to Japan the last 20 days of the first fiscal quarter of 2004, and no operating costs were recognized during this period as such mobilization costs were capitalized and will be amortized over the expected term of the Japan contract.

An analysis of depreciation expense by rig for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 is as follows:

                                           DEPRECIATION EXPENSE
                                            (In millions)
                               --------------------------------------------
                                    Three Months Ended December 31,
                               --------------------------------------------
                                 2003             2002            Variance
                               --------         ---------       -----------

ATWOOD EAGLE                   $ 1.3             $ 0.0            $  1.3
ATWOOD BEACON                    1.3               0.0               1.3
ATWOOD FALCON                    0.7               0.6               0.1
VICKSBURG                        0.7               0.6               0.1
ATWOOD SOUTHERN CROSS            1.0               1.0               0.0
SEAHAWK                          1.2               1.2               0.0
ATWOOD HUNTER                    1.3               1.4              (0.1)
RICHMOND                         0.2               0.4              (0.2)
OTHER                            0.1               0.2              (0.1)
                                 ---               ---            ------
                                $7.8              $5.4             $ 2.4
                                ====              ====             =====

     We do not recognize depreciation expense during the period a rig is out of service for a significant upgrade or construction, which accounts for the increase in depreciation expense for the ATWOOD EAGLE and ATWOOD BEACON. The decrease in depreciation expense for the RICHMOND is due to extending the remaining depreciable life of the rig from 2 to 5 years at the beginning of the current year fiscal quarter.

     The approximate $2.3 million increase in net interest expense is due to an increase in the average amount of debt outstanding for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. Additionally, we capitalized no interest during the quarter ended December 31, 2003 as a result of the completion of our upgrade program and construction of the ATWOOD BEACON during fiscal year 2003 as compared to having $1.2 million of capitalized interest for the quarter ended December 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal year 2004, we utilized $1.9 million of cash on hand at the beginning of the quarter plus $4.7 million net cash provided by operating activities during the quarter to repay $6 million of long-term debt and finance $0.6 million of capital expenditures.

     With the completion of the ATWOOD EAGLE upgrade and ATWOOD BEACON construction, we have completed our $460 million fleet upgrade and construction program that commenced in 1997 on time and within cost estimates. We presently have no plans to incur any upgrade costs or other significant capital projects during fiscal year 2004 other than planned capital maintenance items of approximately $5 -10 million. Including the $24 million required principal payments on our long-term debt, we feel that our expected net cash provided by operating activities of approximately $30-35 million will adequately meet these forecasted cash requirements for fiscal year 2004.

     In November 2003, the $250 million Senior Secured Credit Facility was amended to redefine the calculation of the ratio of outstanding debt to earnings, before interest, income taxes and depreciation. The amendment also increased the permitted ratio levels from 5.75 to 6.25 at December 31, 2003 through and including March 30, 2004, reducing to 5.50 at March 31, 2004 through and including September 29, 2004, 4.00 at September 30, 2004 through and including December 30, 2004 and 3.00 thereafter. On an as-amended basis, we are in compliance with all financial covenants at December 31, 2003. The bank group's collateral for the credit agreement consists primarily of preferred mortgages on all of our active drilling fleet. Currently, we have an additional $45 million of borrowing capacity under our current credit facilities, which as mentioned previously, should not be needed for general operating purposes if we maintain a high utilization of our drilling equipment. We will continue to periodically review and adjust our planned capital expenditures and financing of such expenditures in light of the current market conditions as previously discussed herein.


                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse change in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     With the interest rate on our long-term debt under our current credit facilities at a floating rate, the outstanding long-term debt of $199 million at December 31, 2003 approximates its fair value. The impact on annual cash flow of a 10% change in the floating rate (approximately 40 basis points) would be approximately $0.8 million. We did not have any open derivative contracts relating to our floating rate debt at December 31, 2003.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on December 31, 2003 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.1 million. We did not have any open derivative contracts relating to foreign currencies at December 31, 2003.


                                 PART I. ITEM 4
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES


(a)      Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure control and procedures as of the end of the period covered by this report. Based on that evaluation , the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our periodic SEC Filing is recorded, process, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1 Restated Articles of Incorporation dated January 1972 (Incorporated herein by reference to Exhibit 3.1.1 of our Form 10-K for the year ended September 30, 2002).

         3.1.2 Articles of Amendment filed March 1975 (Incorporated herein by reference to Exhibit 3.1.2 of our Form 10-K for the year ended September 30, 2002).

         3.1.3 Articles of Amendment dated March 1992 (Incorporated herein by reference to Exhibit 3.1.3 of our Form 10-K for the year ended September 30, 2002).

         3.1.4 Articles of Amendment dated November 1997 (Incorporated herein by reference to Exhibit 3.1.4 of our Form 10-K for the year ended September 30, 2002).

         3.1.5 Certificate of Designations of Series A Junior Participating Preferred Stock of Atwood Oceanics, Inc. dated October 17, 2002 (Incorporated herein by reference to Exhibit 3.1.5 of our Form 10-K for the year ended September 30, 2002).

          3.2 Bylaws, as amended and restated, dated January 1993 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-K for the year ended September 30, 1993).

          4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

         10.1 Third Amendment to Credit Agreement dated November 12, 2003 between the Company and Nordea Bank Finland plc, and other Financial Institutions (Incorporated herein by reference to Exhibit 99.2 of our Form 8-K filed November 13, 2003).

        *31.1     Certification of Chief Executive Officer

        *31.2     Certification of Chief Financial Officer

        *32.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

        *32.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith


(b)           Reports on Form 8-K

        1) On October 1, 2003, we furnished a report on Form 8-K announcing that the ATWOOD EAGLE had completed its contractual work for ExxonMobil and was preparing to commence a one-well program for CNR Ranger (Angola) Limited and that the ATWOOD HUNTER was expected to complete its one-well program in Israel in early October 2003.

        2) On October 6, 2003, we furnished a report on Form 8-K announcing that the ATWOOD SOUTHERN CROSS had been awarded a contract by Cairn Energy India Pty. and that the RICHMOND has been awarded two additional wells by Union Oil Company of California.

        3) On October 31, 2003, we furnished a report on Form 8-K announcing that the ATWOOD HUNTER had been awarded a contract by MP Zarat to drill one-well offshore Tunisia.

        4) On November 13, 2003, we filed a report on Form 8-K announcing that we had executed a third amendment to our $250 million senior secured credit facility.


        5) On November 18, 2003, we furnished a report on Form 8-K announcing our earnings for the quarter and year ended September 30, 2003, along with supporting information.

        6) On December 12, 2003, we filed a report on Form 8-K announcing that the ATWOOD HUNTER had been awarded a contract by Burullus Gas Company to drill ten firm wells, plus options to drill six additional wells of the coast of Egypt and that the ATWOOD EAGLE had commitments from BHP Billition Petroleum and Apache Company Limited to enter into contracts to drill three firm wells, plus options for four additional wells, off the coast of Australia.





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ATWOOD OCEANICS, INC.
                                         (Registrant)




Date:  February 11, 2004                 /s/JAMES M. HOLLAND
                                         ------------------
                                         James M. Holland
                                         Senior Vice President, Chief Financial
                                         Officer and Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
----------                             -------------

         3.1.1 Restated Articles of Incorporation dated January 1972 (Incorporated herein by reference to Exhibit 3.1.1 of our Form 10-K for the year ended September 30, 2002).

         3.1.2 Articles of Amendment filed March 1975 (Incorporated herein by reference to Exhibit 3.1.2 of our Form 10-K for the year ended September 30, 2002).

         3.1.3 Articles of Amendment dated March 1992 (Incorporated herein by reference to Exhibit 3.1.3 of our Form 10-K for the year ended September 30, 2002).

         3.1.4 Articles of Amendment dated November 1997 (Incorporated herein by reference to Exhibit 3.1.4 of our Form 10-K for the year ended September 30, 2002).

         3.1.5 Certificate of Designations of Series A Junior Participating Preferred Stock of Atwood Oceanics, Inc. dated October 17, 2002 (Incorporated herein by reference to Exhibit 3.1.5 of our Form 10-K for the year ended September 30, 2002).

         3.2 Bylaws, as amended and restated, dated January 1, 1993 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-K for the year ended September 30, 1993).

         4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

         10.1 Third Amendment to Credit Agreement dated November 12, 2003 between the Company and Nordea Bank Finland plc, and other Financial Institutions (Incorporated herein by reference to Exhibit 99.2 of our Form 8-K filed November 13, 2003).

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

Date: February 11, 2004

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

Date: February 11, 2004

                  /s/ JAMES M. HOLLAND
                  James M. Holland
                  Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    February 11, 2004            /s/ JOHN R. IRWIN
                                      John R. Irwin
                                      President and Chief Executive Officer

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    February 11, 2004              /s/JAMES M. HOLLAND
                                        James M. Holland
                                        Senior Vice President and
                                        Chief Financial Officer