Form 10-Q
period 2004-03-31
ATWOOD OCEANICS INC
filed 2004-05-11
CIK 8411

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

             |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2004
                         COMMISSION FILE NUMBER 1-13167

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of April 30, 2004: 13,856,701 shares of Common Stock $1 par value

-------------------------------------------------------------------------------

                                      ATWOOD OCEANICS, INC.

                                           FORM 10-Q

                             For the Quarter Ended March 31, 2004

                                            INDEX

Part I. Financial Information

        Item 1. Unaudited Financial Statements                                               Page

        a)       Condensed Consolidated Statements of Operations
                 For the Three Months and Six Months Ended March 31, 2004 and 2003..............4

        b)       Condensed Consolidated Balance Sheets
                 As of March 31, 2004 and September 30, 2003....................................5

        c)       Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended March 31, 2004 and 2003...............................7

        d)       Notes to Condensed Consolidated Financial Statements...........................8

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................................12

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................16

        Item 4.  Controls and Procedures.......................................................17

Part II. Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders...........................18

        Item 6.  Exhibits and Reports on Form 8-K..............................................19

Signatures.....................................................................................21

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     This Form 10-Q for the quarterly period ended March 31, 2004 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual future activities and results of operation to be materially different from those suggested or described in the Form 10-Q.


                                PART I. ITEM I - FINANCIAL STATEMENTS
                               ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands, except per share amounts)


                                                     Three Months Ended               Six Months Ended
                                                         March 31,                        March 31,
                                                 ------------------------        -------------------------
                                                   2004             2003            2004            2003
                                                 ------           ------         -------         -------
                                                       (Unaudited)                      (Unaudited)
REVENUES:
         Contract drilling                      $ 36,810          $ 35,073        $ 72,135       $ 64,914
                                                --------          --------        --------       --------

COSTS AND EXPENSES:
         Contract drilling                        21,414            24,114          43,947         43,459
         Depreciation                              7,847             5,850          15,689         11,242
         General and administrative                2,987             3,119           5,675          5,799
                                                --------          --------         -------        -------
                                                  32,248            33,083          65,311         60,500
                                                --------          --------        --------        -------

OPERATING INCOME                                   4,562             1,990           6,824          4,414
                                                --------          --------        --------        -------

OTHER INCOME (EXPENSE):
         Interest expense                         (2,334)             (598)         (4,668)          (711)
         Interest income                               7                36              15             99
                                                --------          --------        --------        -------
                                                  (2,327)             (562)         (4,653)          (612)
                                                --------          --------        --------        -------

INCOME BEFORE INCOME TAXES                         2,235             1,428           2,171          3,802
PROVISION FOR INCOME TAXES                         1,773               841           3,613          2,265
                                                --------          ---------       --------       --------
NET INCOME (LOSS)                               $    462          $    587        $ (1,442)      $  1,537
                                                ========          ========        ========       ========

EARNINGS (LOSS) PER SHARE:
              Basic                             $    .03          $    .04        $   (.10)      $    .11
              Diluted                           $    .03          $    .04        $   (.10)      $    .11


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
            Basic                                 13,855            13,845           13,855        13,846
            Diluted                               14,019            13,900           13,855        13,903


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                March 31,       September 30,
                                                   2004              2003
                                              ------------     ---------------
                                                           (Unaudited)
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                 $ 10,369         $ 21,551
       Accounts receivable                         32,710           30,864
       Income tax receivable                        3,278            3,278
       Inventories of materials and supplies,
         at lower of average cost or market        12,359           12,583
       Deferred tax assets                            550              550
       Prepaid expenses and other                   8,280            7,186
                                                 --------         --------

                Total Current Assets               67,546           76,012
                                                 --------         --------


    NET PROPERTY AND EQUIPMENT                    429,824          443,102
                                                 --------         --------

    DEFERRED COSTS AND OTHER ASSETS                 4,032            3,560
                                                 --------         --------
                                                 $501,402         $522,674
                                                 ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                               PART I. ITEM I - FINANCIAL STATEMENTS
                              ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands)


                                                                            March 31,          September 30,
                                                                             2004                  2003
                                                                          -----------          -------------
                                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current maturities of notes payable                                  $ 30,000             $  24,000
        Accounts payable                                                        4,184                10,403
        Accrued liabilities                                                     8,326                 8,851
        Deferred credits                                                        6,307                 6,695
                                                                             --------             ---------
                   Total Current Liabilities                                   48,817                49,949
                                                                             --------             ---------


LONG-TERM DEBT, net of current maturities:                                    163,000               181,000
                                                                             --------              --------

OTHER LONG-TERM LIABILITIES:
        Deferred income taxes                                                  20,468                21,217
        Deferred credits and other                                              7,041                 7,041
                                                                             --------              --------
                                                                               27,509                28,258
                                                                             --------              --------



SHAREHOLDERS' EQUITY:
        Preferred stock, no par value;
           1,000,000 shares authorized, none outstanding
        Common stock, $1 par value;                                               ---                  ---
            20,000,000 shares authorized with 13,857,000
            and 13,851,000 shares issued and outstanding
            at March 31, 2004 and September 30, 2003, respectively             13,857                13,851
         Paid-in-capital                                                       57,449                57,404
         Retained earnings                                                    190,770               192,212

                Total Shareholders' Equity                                    262,076               263,467
                                                                             --------              --------
                                                                             $501,402              $522,674
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



                              PART I. ITEM I - FINANCIAL STATEMENTS
                             ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)

                                                                                       Six Months Ended March 31,
                                                                                   -------------------------------
                                                                                        2004               2003
                                                                                   -----------          ----------
                                                                                               (Unaudited)

   CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                              $ (1,442)         $  1,537
                                                                                      --------          --------
         Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
              Depreciation                                                              15,689            11,242
              Amortization of debt issuance costs                                          344               203
              Amortization of deferred items                                               239               170
              Deferred income tax provision (benefit)                                     (750)              350
         Changes in assets and liabilities:
              Increase in accounts receivable                                           (1,846)           (2,027)
              (Increase) decrease in inventory                                             224            (1,498)
              Decrease in prepaids and other                                             3,234             3,386
              Increase in deferred costs and other assets                                 (687)             (134)
              Decrease in accounts payable                                              (6,219)           (1,887)
              Decrease in accrued liabilities                                             (525)           (2,210)
              Net mobilization fees and credits                                         (4,714)           (7,794)
                                                                                     ---------          --------
                                                                                         4,989              (199)
                                                                                     ---------          --------
                Net cash provided by operating activities                                3,547             1,338
                                                                                     ---------          --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                            (2,394)          (66,384)
        Other                                                                              (17)                7
                                                                                     ---------           -------
               Net cash used by investing activities                                    (2,411)          (66,377)
                                                                                     ---------           -------


CASH FLOW FROM FINANCING ACITIVITES:
        Proceeds from credit facilities                                                    ---            57,500
        Debt issuance costs paid                                                          (369)             (667)
        Principal payments on debt                                                     (12,000)           (3,593)
        Proceeds from exercises of stock options                                            51                10
                                                                                     ---------          --------
                Net cash provided (used) by financing activities                       (12,318)           53,250
                                                                                     ---------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (11,182)          (11,789)
CASH AND CASH EQUIVALENTS, at beginning of period                                       21,551            27,055
                                                                                     ---------          --------
CASH AND CASH EQUIVALENTS, at end of period                                          $  10,369          $ 15,266
                                                                                     =========          ========
---------------------------
Supplemental disclosure of cash flow information:
      Cash paid for domestic and foreign income taxes                                $   3,189         $   3,310
                                                                                     =========         =========
      Cash paid for interest, net of amounts capitalized                             $   4,681         $     ---
                                                                                     =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of March 31, 2004 and for each of the three month and six month periods ended March 31, 2004 and 2003, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2003. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2003. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of our Company for the periods presented.


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



                                                     Three Months Ended                    Six Months Ended
                                                            March 31,                          March 31,
                                                     ------------------                  --------------------------
                                                       2004           2003                2004                 2003
                                                     -------        -------              -------              -----
Net income (loss), as reported                      $   462         $  587               $(1,442)             $1,537
                                                    -------         ------               -------              ------
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects                (625)          (537)               (1,250)             (1,075)
                                                     ------         ------               -------              ------

Pro Forma, net income                               $  (163)        $   50              $ (2,692)            $   462
                                                    =======         ======              ========             =======
                  ==
Earnings (loss) per share:
     Basic - as reported                            $   .03         $  .04              $   (.10)            $   .11
     Basic - pro forma                              $  (.01)        $  ---              $   (.19)            $   .03

     Diluted - as reported                          $   .03         $  .04              $   (.10)            $   .11
     Diluted - pro forma                            $  (.01)        $  ---              $   (.19)            $   .03


3.    EARNINGS PER COMMON SHARE

      The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                      Three Months Ended                    Six Months Ended
                                               --------------------------------      ----------------------------------
                                               Net                  Per Share        Net                     Per Share
                                               Income     Shares      Amount         Income      Shares        Amount
                                               ------     ------    ----------       ------      ------      ---------
March 31, 2004:
          Basic earnings per share             $   462     13,855       $ .03     $(1,442)     13,855         $  (.10)
          Effect of dilutive securities-
                  Stock Options                    ---        164         ---         ---         ---             ---
                                               -------     ------       -----     -------     -------         -------

          Diluted earnings per share           $   462     14,019       $ .03     $(1,442)     13,855         $  (.10)
                                               =======     ======       =====     =======     =======         =======



March 31, 2003:
          Basic earnings per share             $   587     13,845       $ .04      $1,537      13,846         $   .11
          Effect of dilutive securities-
                  Stock Options                    ---         55         ---         ---          57             ---
                                               -------    -------       -----      ------      ------          ------

          Diluted earnings per share           $   587     13,900       $ .04      $1,537      13,903          $  .11
                                               =======     ======       =====      ======      ======          ======

     The calculation of diluted earnings per share for the three month and six month periods ending March 31, 2004 excludes consideration of potential common shares related to 193,000 and all outstanding stock options, respectively, because such options were anti-dilutive. These options could potentially dilute basic EPS in the future.

4.    PROPERTY AND EQUIPMENT

      A summary of property and equipment by classification is as follows (in thousands):

                                                March 31,       September 30,
                                                  2004               2003
                                           ----------------     ---------------

   Drilling vessels and related equipment
       Cost                                    $ 621,367         $ 618,943
       Accumulated depreciation                 (196,600)         (181,924)
                                               ---------         ---------
                                                 424,767           437,019
                                               ---------         ---------

   Drill pipe
       Cost                                       10,173            10,224
       Accumulated depreciation                   (6,668)           (6,010)
                                               ---------         ---------
       Net book value                              3,505             4,214
                                               ---------         ---------

   Furniture and other
       Cost                                        9,079             9,072
       Accumulated depreciation                   (7,527)           (7,203)
                                               ---------         ---------
       Net book value                              1,552             1,869
                                               ---------         ---------

             NET PROPERTY AND EQUIPMENT        $ 429,824         $ 443,102
                                               =========         =========


     Effective October 1, 2003, we extended the remaining depreciable life of the RICHMOND from 2 to 5 years, due to our recent assessment of the rig's commercial viability, coupled with our intent to continue marketing and operating the rig beyond 2 years. We believe that this change in depreciable life provides a better matching of the revenues and expenses of this asset over its anticipated remaining useful life. As a result of this change in depreciable life, depreciation expense was reduced and net income was increased for the three months and six months ended March 31, 2004 by approximately $300,000, or $.02 per share, and $600,000, or $.04 per share, respectively.


5.   LONG-TERM DEBT

     In November 2003, the $250 million Senior Secured Credit Facility was amended to redefine the calculation of the ratio of outstanding debt to earnings, before interest, income taxes and depreciation. The amendment increased the permitted ratio levels from 5.75 to 6.25 at December 31, 2003 through and including March 30, 2004, reducing to 5.50 at March 31, 2004 through and including September 29, 2004, 4.00 at September 30, 2004 through and including December 30, 2004 and 3.00 thereafter. We are in compliance with all financial covenants at March 31, 2004.


6.   COMMITMENTS AND CONTINGENCIES

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position or results of operations.

     During the current quarter, we settled a dispute with a customer relating to operations during fiscal year 1998. We reserved approximately $600,000 to drilling costs to settle this dispute during fiscal year 2002. As the dispute was settled with no liability or claims to be paid by us, we reversed the reserve and recorded a corresponding reduction to drilling costs during the current quarter.

7.  INCOME TAXES

     Virtually all of our tax provision for the three months and six months ended March 31, 2004 and 2003 relates to taxes in foreign jurisdictions. Our consolidated effective income tax rate for the current quarter and year-to-date period is significantly higher as compared to the prior fiscal year primarily due to an increased level of operating losses during the current fiscal year in foreign jurisdictions with low or zero effective tax rates.

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

MARKET OUTLOOK

     The current worldwide utilization of offshore drilling units is now over 80%. The utilization of jack-up drilling units continues as the strongest sector of the market with the semisubmersible utilization remaining the weakest sector. We continue to emphasize utilization over higher dayrates. Our equipment utilization for the first half of fiscal year 2004 was 91%. Currently, all eight of our active drilling units have contract commitments. Despite incurring a net loss in the first half of fiscal year 2004, based upon current contract commitments, we currently expect to be profitable in the second half of fiscal year 2004.

     During the quarter ended March 31, 2004, the ATWOOD EAGLE completed its mobilization from Angola to Australia; the ATWOOD SOUTHERN CROSS completed its mobilization from India to Malaysia after previously being moved from the Mediterranean to India; and the ATWOOD FALCON completed its mobilization from Malaysia to Japan. The total costs incurred in these mobilizations have been reimbursed by our clients. This is a significant improvement from fiscal year 2003, where we incurred approximately $6 million in net unreimbursed mobilization costs. During the March 2004 quarter (excluding mobilization periods), the ATWOOD EAGLE, ATWOOD SOUTHERN CROSS, and SEAHAWK had idle revenue days of 37, 41 and 5, respectively. Our remaining five active drilling units, the VICKSBURG, ATWOOD FALCON, ATWOOD BEACON, ATWOOD HUNTER and RICHMOND were fully utilized during the quarter.

     We expect all eight of our active drilling units to be highly utilized during the quarter ending June 30, 2004. The ATWOOD HUNTER, VICKSBURG and most likely, RICHMOND have current contract commitments into fiscal year 2005. We expect that the ATWOOD EAGLE, ATWOOD FALCON, ATWOOD BEACON and SEAHAWK will remain highly utilized for the remainder of fiscal year 2004. The only drilling unit with a high degree of utilization uncertainty, especially for our fourth quarter of fiscal year 2004, is the ATWOOD SOUTHERN CROSS. We are pursuing contract opportunities for the ATWOOD SOUTHERN CROSS with various clients. The rig's current contract has options solely exercisable by the customers, which, if exercised, could extend the rig's contractual commitment. We remain optimistic about the longer-term outlook and fundamentals of the offshore drilling market, and believe that we are well positioned, in an improving market environment, for increase in earnings and cash flows.


RESULTS OF OPERATIONS

     Contract revenues for the three months and six months ended March 31, 2004 increased 5% and 11%, respectively, compared to the three months and six months ended March 31, 2003. A comparative analysis of contract revenues is as follows:

                                                   CONTRACT REVENUES
                                                     (In Millions)
                            ------------------------------------------------------------
                                 Three Months Ended                  Six Months Ended
                                    March 31,                           March 31,
                            ----------------------------   -----------------------------
                             2004      2003     Variance    2004       2003     Variance
                             ----      ----     --------    ----       ----     --------
ATWOOD BEACON                $ 4.7    $ ---     $  4.7     $ 9.1     $  ---      $  9.1
ATWOOD HUNTER                  5.8      3.5        2.3       8.4        9.9        (1.5)
ATWOOD EAGLE                   3.3      2.9        0.4       8.0        2.9         5.1
VICKSBURG                      6.3      5.9        0.4      12.2       12.3        (0.1)
RICHMOND                       2.3      2.1        0.2       4.5        4.1         0.4
ATWOOD FALCON                  7.8      8.9       (1.1)     13.8       15.9        (2.1)
SEAHAWK                        4.3      5.8       (1.5)      9.5       11.0        (1.5)
ATWOOD SOUTHERN CROSS          1.8      5.5       (3.7)      5.6        7.9        (2.3)
OTHER                          0.5      0.5         ---      1.0        0.9         0.1
                             -----    -----       -----    -----      -----      ------
                             $36.8    $35.1       $ 1.7    $72.1      $64.9      $  7.2
                             =====    =====       =====    =====      =====      ======

     The ATWOOD BEACON was under construction during the three month and six month periods of fiscal year 2003 and thus, generated no revenue compared to being fully utilized during fiscal year 2004. The ATWOOD HUNTER was fully utilized during the second quarter of both fiscal years; however, the average dayrate was approximately $65,000 for the second quarter of fiscal year 2004 compared to approximately $40,000 for the same quarter of the prior fiscal year. The decrease in revenue for the ATWOOD HUNTER in the six month period is due to being utilized only five months in current fiscal year compared to being fully utilized in the prior fiscal year. The increase in revenue for the ATWOOD EAGLE during the six month period of fiscal year 2004 is due to the rig having higher utilization during 2004 compared to 2003 due to the rig being upgraded and then subsequently relocated to West Africa in fiscal year 2003. The ATWOOD FALCON was fully utilized during the quarter and for approximately 160 days for the year-to-date period for both the current and prior fiscal year. However, the current fiscal year average dayrate is approximately $85,000 per day compared to approximately $100,000 per day in the prior fiscal year. The decrease in revenue for the SEAHAWK for the three month and six month periods ended March 31, 2004 is due to the completion of amortizing the client reimbursement of its fiscal year 2000 upgrade at the end of the first quarter of the current fiscal year. The decrease in revenue for the quarter for the ATWOOD SOUTHERN CROSS is due to the rig being utilized for one month at approximately $35,000 per day in the current fiscal year compared to being fully utilized at $60,000 per day in the prior fiscal year. The decrease in revenue for the six month period is due to the rig being utilized for two months at approximately $35,000 per day plus $3.7 million of mobilization revenue recognized compared to being utilized for four months at $60,000 per day in the prior fiscal year.

     Contract drilling costs for the three months and six months ended March 31, 2004 decreased 11% and increased 1%, respectively, as compared to the same periods in the prior fiscal year. An analysis of contract drilling costs by rig is as follows:

                                                    CONTRACT DRILLING COSTS
                                                        (In Millions)
                               ----------------------------------------------------------------
                                   Three Months Ended                  Six Months Ended
                                        March 31,                           March 31,
                               -----------------------------    -------------------------------
                                 2004      2003    Variance        2004       2003    Variance
                                -----      ----    --------        ----       ----    --------
ATWOOD BEACON                   $ 2.3      $ ---    $  2.3         $ 4.5      $ ---     $  4.5
ATWOOD EAGLE                      3.0        2.2       0.8           6.7        2.2        4.5
RICHMOND                          2.0        2.0        ---          3.9        4.1       (0.2)
VICKSBURG                         2.2        2.3      (0.1)          4.4        4.8       (0.4)
ATWOOD HUNTER                     2.9        3.3      (0.4)          5.8        6.8       (1.0)
SEAHAWK                           2.1        3.0      (0.9)          4.2        5.4       (1.2)
ATWOOD FALCON                     3.9        5.6      (1.7)          6.2        9.7       (3.5)
ATWOOD SOUTHERN CROSS             2.4        4.2      (1.8)          6.8        8.0       (1.2)
OTHER                             0.6        1.5      (0.9)          1.4        2.5       (1.1)
                                -----      -----    ------         -----      -----      -----
                                $21.4      $24.1    $ (2.7)        $43.9      $43.5      $ 0.4
                                =====      =====    ======         =====      =====      =====

     The ATWOOD BEACON was under construction during the three month and six month periods of fiscal year 2003 and thus, incurred no operating costs compared to a full quarter and six month period of operations for fiscal year 2004. During the current fiscal year, the ATWOOD EAGLE incurred operating costs for two months and five months for the quarter and six month period, respectively, compared to only one month of operating costs for both the quarter and six month period in the prior fiscal year as the rig was being upgraded and then subsequently relocated to West Africa. The decrease in costs for the ATWOOD HUNTER for both the quarter and six month period is due to a reduction of payroll costs and repairs and maintenance items. The decrease in costs for the SEAHAWK during fiscal year 2004 is primarily due to lower repair and maintenance costs in the current fiscal year compared to the prior fiscal year. During most of the first half of fiscal year 2003, the ATWOOD FALCON operated in Australia at approximately $20,000 per day higher operating costs than in Asia, where the rig has worked during the first half of fiscal year 2004. The decrease in costs for the ATWOOD SOUTHERN CROSS is due to the rig incurring lower operating costs in India and Malaysia during the current fiscal year compared to operating in the higher cost area of Italy in the prior year along with amortization of the planned maintenance and upgrade costs to meet Italian operating standards. This decrease is partially offset by incurring $1.6 million of boat towing costs during the first quarter of the current fiscal year to relocate the rig to India. The current quarter and year-to-date decrease in OTHER is primarily due to the settlement of a dispute with a customer which resulted in a reduction to drilling costs of approximately $600,000.

An analysis of depreciation expense by rig for the three months and six months ended March 31, 2004 as compared to the same periods in the prior fiscal year is as follows:

                                                             DEPRECIATION EXPENSE
                                --------------------------------------------------------------------------------
                                                                 (In Millions)
                                         Three Months Ended                         Six Months Ended
                                             March 31,                                 March 31,
                                -------------------------------------    ---------------------------------------
                                 2004        2003         Variance         2004          2003        Variance
                                 --------    --------    -------------    ----------
ATWOOD BEACON                    $ 1.3       $ ---          $ 1.3          $ 2.6        $ ---          $ 2.6
ATWOOD EAGLE                       1.2         0.4            0.8            2.5          0.4            2.1
VICKSBURG                          0.7         0.6            0.1            1.3          1.2            0.1
ATWOOD HUNTER                      1.4         1.3            0.1            2.7          2.7            ---
ATWOOD SOUTHERN CROSS              1.0         1.0            ---            2.1          2.0            0.1
ATWOOD FALCON                      0.7         0.7            ---            1.3          1.3            ---
SEAHAWK                            1.2         1.2            ---            2.5          2.3            0.2
RICHMOND                           0.2         0.5           (0.3)           0.4          0.9           (0.5)
OTHER                              0.1         0.2           (0.1)           0.3          0.4           (0.1)
                                 -----       -----          -----          -----        -----          -----
                                 $ 7.8       $ 5.9          $ 1.9          $15.7        $11.2          $ 4.5
                                 =====       =====          =====          =====        =====          =====


     We do not recognize depreciation expense during the period a rig is out of service for a significant upgrade or construction, which accounts for the increase in depreciation expense for the ATWOOD EAGLE and ATWOOD BEACON. The decrease in depreciation expense for the RICHMOND is due to extending the remaining depreciable life of the rig from 2 to 5 years at the beginning of the current year fiscal year.

     The increase in net interest expense for the three months and six months of fiscal year 2004 compared to the same periods of fiscal year 2003 is due to an increase in the average amount of debt outstanding and to having no capitalized interest during fiscal year 2004 due to all upgrade and construction programs being completed during fiscal year 2003. During the three months and six month periods ended March 31, 2003, interest was capitalized in the amount of $1.8 million and $3.0 million, respectively. No interest has been capitalized during the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal year 2004, we utilized $10.9 million of cash on hand at the beginning of the fiscal year plus $3.5 million net cash provided by operating activities to repay $12 million of long-term debt and finance $2.4 million of capital expenditures.

     With the completion of the ATWOOD EAGLE upgrade and ATWOOD BEACON construction during fiscal year 2003, we have completed our $460 million fleet upgrade and construction program that commenced in 1997 on time and within cost estimates. We presently have no plans to incur any upgrade costs or other significant capital projects during fiscal year 2004 other than planned capital maintenance items of approximately $5 to 10 million. As we expect all of our 8 active drilling units to be highly utilized during the second half of fiscal year 2004, net cash provided from operations is forecasted at $25 to $30 million for this period. Including the $24 million required annual principal payments on our long-term debt, we feel that our expected net cash provided by operating activities will adequately meet all anticipated cash funding requirements for fiscal year 2004.

     In November 2003, the $250 million Senior Secured Credit Facility was amended to redefine the calculation of the ratio of outstanding debt to earnings, before interest, income taxes and depreciation. The amendment also increased the permitted ratio levels from 5.75 to 6.25 at December 31, 2003 through and including March 30, 2004, reducing to 5.50 at March 31, 2004 through and including September 29, 2004, 4.00 at September 30, 2004 through and including December 30, 2004 and 3.00 thereafter. We are in compliance with all financial covenants at March 31, 2004. The bank group's collateral for the credit agreement consists primarily of preferred mortgages on all of our active drilling fleet. Currently, we have an additional $45 million of borrowing capacity under our current credit facilities, which as mentioned previously, should not be needed for general operating purposes if we maintain a high utilization of our drilling equipment. We will continue to periodically review and adjust our planned capital expenditures and financing of such expenditures in light of the current market conditions as previously discussed herein.

     Virtually all of our tax provision for the three months and six months ended March 31, 2004 and 2003 relates to taxes in foreign jurisdiction. Our consolidated effective income tax rate for the current quarter and year-to-date period is significantly higher as compared to the prior fiscal year primarily due to an increased level of operating losses during the current fiscal year in foreign jurisdictions with low or zero effective tax rates.

                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse change in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     With the interest rate on our long-term debt under our current credit facilities at a floating rate, the outstanding long-term debt of $193 million at March 31, 2004 approximates its fair value. The impact on annual cash flow of a 10% change in the floating rate (approximately 40 basis points) would be approximately $0.8 million. We did not have any open derivative contracts relating to our floating rate debt at March 31, 2004.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on March 31, 2004 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.2 million. We did not have any open derivative contracts relating to foreign currencies at March 31, 2004.

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

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 4.   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on February 12, 2004, at which the shareholders voted on the election of six directors. Of the 13,401,556 shares of Common Stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director are as follows:


NAME                                CAST FOR                   VOTES WITHHELD
----------------------             ----------                  --------------
Deborah A. Beck                    12,999,647                     401,909

Robert W. Burgess                  13,000,447                     401,109

George S. Dotson                   12,282,830                   1,118,726

Hans Helmerich                     12,388,030                   1,013,526

John R. Irwin                      13,065,434                     336,122

William J. Morrissey               12,999,647                     401,909

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

         *31.1    Certification of Chief Executive Officer

         *31.2    Certification of Chief Financial Officer

         *32.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

         *32.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith

(b) Reports on Form 8-K

         1) On January 8, 2004, we furnished a report on Form 8-K announcing that the ATWOOD FALCON had completed its mobilization to Japan and was preparing to commence its two-well drilling program for Japan Energy Development Co. LTD, and that the ATWOOD HUNTER had commence its drilling program for Burullus Gas Co. in Egypt, and the ATWOOD EAGLE continued to prepare for its mobilization to Australia.

         2) On January 29, 2004, we furnished a report of Form 8-K announcing our earnings for the quarter ended December 31, 2003, along with supporting information.

         3) On February 20, 2004, we furnished a report on Form 8-K announcing that the ATWOOD SOUTHERN CROSS had a commitment from Murphy Sarawak Oil Company to use the rig for a drilling program in Malaysia which included two firm wells plus four option wells, that the ATWOOD EAGLE had completed its mobilization to Australia and had executed drilling contract with BHP Billiton Petroleum and Apache Energy Limited, and that the ATWOOD FALCON commenced drilling the last well under its contract with Japan Energy Development CO. LTD.

         4) On March 3, 2004, we filed a report on Form 8-K announcing that ExxonMobil Exploration Production Malaysia had given notice in accordance with the early termination provision of the contract that they will terminate the SEAHAWK contract upon completion of work in progress on June 29, 2004.

         5) On March 9, 2004, we filed a report on Form 8-K announcing that the RICHMOND had been awarded a contract by Bois D'ARC Offshore Ltd. to drill one well plus deepen one well and complete four wells in the United States Gulf of Mexico.

         6) On March 16, 2004, we filed a report on Form 8-K announcing that the VICKSBURG had been awarded a contract by Chevron Offshore (Thailand) Limited for a drilling program offshore Thailand.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ATWOOD OCEANICS, INC.
                                              (Registrant)




Date:  May 11, 2004                           /s/JAMES M. HOLLAND_
                                              ------------------
                                              James M. Holland
                                              Senior Vice President,
                                              Chief Financial Officer and Chief
                                              Accounting Officer

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

Date: May 11, 2004

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

Date: May 11, 2004

                  /s/ JAMES M. HOLLAND
                  James M. Holland
                  Chief Financial Officer

                                                                   EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    May 11, 2004                     /s/ JOHN R. IRWIN
                                          John R. Irwin
                                          President and Chief Executive Officer

                                                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    May 11, 2004                         /s/JAMES M. HOLLAND
                                              James M. Holland
                                              Senior Vice President and
                                              Chief Financial Officer