Form 10-Q
period 2004-06-30
ATWOOD OCEANICS INC
filed 2004-08-09
CIK 8411

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    Form 10-Q

       |X|        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2004
                         COMMISSION FILE NUMBER 1-13167

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

                                  281-749-7800
               Registrant's telephone number, including area code


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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of July 31, 2004: 13,866,201 shares of Common Stock, $1 par value.

-------------------------------------------------------------------------------



                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2004

                                      INDEX

Part I. Financial Information

         Item 1. Unaudited Financial Statements                                                Page

a)       Condensed Consolidated Statements of Operations
                  For the Three Months and Nine Months Ended June 30, 2004 and 2003..............5

b)       Condensed Consolidated Balance Sheets
                  As of June 30, 2004 and September 30, 2003.....................................6

c)       Condensed Consolidated Statements of Cash Flows
                        For the Nine Months Ended June 30, 2004 and 2003.........................8

d) Notes to Condensed Consolidated FinancialStatements...........................................9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................18

         Item 4.  Controls and Procedures.......................................................19

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K..............................................20

Signatures......................................................................................22


                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     This Form 10-Q for the quarterly period ended June 30, 2004 includes statements which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

     These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

     Important factors that could cause our actual results of operations or our actual financial conditions to differ include, but are not necessarily limited to:

     - our dependence on the oil and gas industry;

     - the operational risks involved in drilling for oil and gas;

     - changes in rig utilization and dayrates in response to the level of activity in the oil and natural gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and natural gas prices, which in turn are affected by such things as political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and natural gas, actions or anticipated actions by OPEC, inventory levels, deliverability constraints, and future market activity;

     - the extent to which customers and potential customers continue to pursue deepwater drilling;

     - exploration success or lack of exploration success by our customers and potential customers;

     - the highly competitive and cyclical nature of our business, with periods of low demand and excess rig availability;

     - the impact of the war with Iraq or other military operations, terrorist acts or embargoes elsewhere;

     - our ability to enter into and the terms of future drilling contracts;

     - the availability of qualified personnel;

     - our failure to retain the business of one or more significant customers;

     - the termination or renegotiation of contracts by customers;

     - the availability of adequate insurance at a reasonable cost;

     - the occurrence of an uninsured loss;

     - the risks of international operations, including possible economic, political, social or monetary instability, and compliance with foreign laws;

     - the effect SARS or other public health concerns could have on our international operations and financial results;

     - compliance with or breach of environmental laws;

     - the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

     - the adequacy of sources of liquidity;

     - currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

     - higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase G&A expenses;

     - the actions of our competitors in the oil and gas drilling industry, which could significantly influence rig dayrates and utilization;

     - changes in the geographic areas in which our customers plan to operate, which in turn could change our expected effective tax rate;

     - changes in oil and natural gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

     - rig availability;

     - the effects and uncertainties of legal and administrative proceedings and other contingencies;

     - the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;

     - changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;

     - the risks involved in the construction and upgrade of our drilling units.

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


                                 PART I. ITEM I - FINANCIAL STATEMENTS
                                 ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands, except per share amounts)


                                                  Three Months Ended                    Nine Months Ended
                                                       June 30,                             June 30,
                                        -----------------------------------     -----------------------------------
                                              2004                  2003            2004              2003
                                              ----                  ----            ----              ----
                                                     (Unaudited)                          (Unaudited)
REVENUES:
         Contract drilling                  $ 48,386             $ 41,847          $120,521         $106,761
                                            --------             --------          --------         --------

COSTS AND EXPENSES:
         Contract drilling                   26,572               27,635             70,519           71,094
         Depreciation                         7,898                6,783             23,587           18,025
         General and administrative           3,008                3,023              8,683            8,822
                                            -------              -------            -------          -------
                                             37,478               37,441            102,789           97,941
                                            -------              -------            -------           ------

OPERATING INCOME                             10,908                4,406             17,732            8,820
                                            -------              -------            -------           ------

OTHER INCOME (EXPENSE):
         Interest expense                    (2,330)              (2,239)           (6,998)           (2,950)
         Interest income                         11                   40                26               139
                                                 --               ------            ------            ------
                                             (2,319)              (2,199)           (6,972)           (2,811)
                                            -------               ------            ------            ------

INCOME BEFORE INCOME TAXES                    8,589                2,207            10,760             6,009
PROVISION FOR INCOME TAXES                    2,904                2,289             6,517             4,554
                                            -------              -------           -------          --------
NET INCOME (LOSS)                           $ 5,685              $   (82)          $  4,243         $  1,455
                                            =======              =======           ========         ========

EARNINGS (LOSS) PER SHARE:
       Basic                                 $ 0.41              $ (0.01)           $ 0.31            $ 0.11
       Diluted                               $ 0.40              $ (0.01)           $ 0.30            $ 0.10
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
      Basic                                  13,860               13,847            13,858            13,846
      Diluted                                14,073               13,847            13,999            13,903





The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                              June 30,          September 30,
                                                2004                2003
                                           ---------------      -------------
                                                        (Unaudited)
ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                      $ 17,508         $21,551
  Accounts receivable                              33,204          30,864
  Income tax receivable                             3,278           3,278
  Inventories of materials and supplies,
   at lower of average cost or market              12,023          12,583
  Deferred tax assets                                 380             550
  Prepaid expenses and other                        4,304           7,186
                                                 --------        --------

    Total Current Assets                           70,697          76,012
                                                 --------        --------


 NET PROPERTY AND EQUIPMENT                       423,229         443,102
                                                 --------        --------

 DEFERRED COSTS AND OTHER ASSETS                    3,721           3,560
                                                 --------        --------
                                                 $497,647        $522,674
                                                 ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                   June 30,            September 30,
                                                                     2004                   2003
                                                              ---------------         ---------------
                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of notes payable                              $ 33,000               $ 24,000
  Accounts payable                                                    4,248                 10,403
  Accrued liabilities                                                 7,641                  8,851
  Deferred credits                                                    3,200                  6,695
                                                                   --------                  -----
     Total Current Liabilities                                       48,089                 49,949
                                                                   --------                 ------

LONG-TERM DEBT, net of current maturities:                          154,000                181,000
                                                                    -------                -------

OTHER LONG-TERM LIABILITIES:
  Deferred income taxes                                              20,518                 21,217
  Deferred credits and other                                          7,042                  7,041
                                                                    -------                  -----
                                                                     27,560                 28,258
                                                                    -------                 ------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
   1,000,000 shares authorized, none outstanding                       ---                    ---
  Common stock, $1 par value;
   20,000,000 shares authorized with 13,866,000
   and 13,851,000 shares issued and outstanding
   at June 30, 2004 and September 30, 2003, respectively            13,866                  13,851
   Paid-in-capital                                                  57,677                  57,404
   Retained earnings                                               196,455                 192,212
                                                                  --------                 -------
     Total Shareholders' Equity                                    267,998                 263,467
                                                                  --------                 -------
                                                                  $497,647                $522,674
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





                              PART I. ITEM I - FINANCIAL STATEMENTS
                              ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)


                                                                           Nine Months Ended June 30,
                                                                           --------------------------
                                                                            2004               2003
                                                                           -------            -------
                                                                                      (Unaudited)

  CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income (loss)                                                       $ 4,243            $ 1,455
                                                                            -------            -------
     Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation                                                          23,587             18,025
       Amortization of debt issuance costs                                      524              1,630
       Amortization of deferred items                                           425                409
       Deferred income tax provision (benefit)                                 (700)              875
     Changes in assets and liabilities:
       Increase in accounts receivable                                       (2,340)            (4,484)
       Decrease (increase) in inventory                                         560             (2,623)
       Decrease in prepaids and other                                         4,207              4,868
       Increase in deferred costs and other assets                             (611)            (1,078)
       Decrease in accounts payable                                          (6,155)            (1,163)
       Decrease in accrued liabilities                                       (1,210)            (5,008)
       Net mobilization fees and credits                                     (4,755)            (6,805)
                                                                             ------             ------
                                                                             13,532              4,646
                                                                             ------             ------
        Net cash provided by operating activities                            17,775              6,101
                                                                             ------             ------

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (3,729)           (87,371)
    Proceeds from sale of Rig 200                                               --                 500
    Other                                                                       15                 (38)
                                                                             ------            -------
        Net cash used by investing activities                                (3,714)           (86,909)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from credit facilities                                              --             247,500
    Debt issuance costs paid                                                   (392)             (3,405)
    Principal payments on debt                                              (18,000)           (177,402)
    Proceeds from exercises of stock options                                    288                  10
                                                                            -------                  --
        Net cash provided (used) by financing activities                    (18,104)             66,703
                                                                            -------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,043)            (14,105)
CASH AND CASH EQUIVALENTS, at beginning of period                            21,551              27,055
                                                                           --------            --------
CASH AND CASH EQUIVALENTS, at end of period                                $ 17,508            $ 12,950
                                                                           ========            ========
---------------------------
Supplemental disclosure of cash flow information:
   Cash paid for domestic and foreign income taxes                         $  6,295            $  6,805
                                                                           ========            ========
   Cash paid for interest, net of amounts capitalized                      $  7,099            $  2,298
                                                                           ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of June 30, 2004 and for each of the three month and nine month periods ended June 30, 2004 and 2003, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2003. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2003. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations the periods presented.


2.       SIGNIFICANT ACCOUNTING POLICIES

     We apply the recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation costs have been recognized in net income (loss) from the granting of options pursuant to our stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs been determined based on the fair value at the grant dates consistent with the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation", our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):


                                                        Three Months Ended                    Nine Months Ended
                                                              June 30,                             June 30,
                                                     ------------------------                ----------------------------
                                                       2004           2003                  2004                2003
                                                    --------        -------               -------              ------
Net income (loss), as reported                      $ 5,685         $   (82)               $4,243              $1,455
                                                    --------        -------               -------              ------
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects                (625)           (537)               (1,875)             (1,612)
                                                    -------         -------               -------              ------

Pro Forma, net income                               $ 5,060         $  (619)              $ 2,368              $ (157)
                                                    =======         =======               =======              ======

Earnings (loss) per share:
     Basic - as reported                            $  0.41         $ (0.01)              $  0.31              $ 0.11
     Basic - pro forma                              $  0.37         $ (0.04)              $  0.17              $(0.01)

     Diluted - as reported                          $  0.40         $ (0.01)              $  0.30              $ 0.10
     Diluted - pro forma                            $  0.36         $ (0.04)              $  0.17              $(0.01)

3.       EARNINGS PER COMMON SHARE


         The computation of basic and diluted earnings per share, or EPS, of our outstanding common stock is as follows (in thousands, except per share amounts):


                                                      Three Months Ended               Nine Months Ended
                                                 ------------------------------  --------------------------------
                                                 Net                 Per Share     Net                 Per Share
                                                Income     Shares     Amount      Income     Shares     Amount
                                                ------     ------    --------     ------     ------     ---------

June 30, 2004:
   Basic earnings per share                    $ 5,685      13,860   $ 0.41      $ 4,243      13,858      $ 0.31
   Effect of dilutive securities-
     Stock Options                                 ---         213    (0.01)         ---         141       (0.01)
                                               -------      ------    -----      -------      ------     ------

   Diluted earnings per share                  $ 5,685      14,073   $ 0.40      $ 4,243      13,999     $ 0.30
                                               -------      ------   ------      -------      ------     ------

June 30, 2003:
   Basic earnings per share                    $  (82)      13,847   $(0.01)     $ 1,455      13,846     $ 0.11
   Effect of dilutive securities-
     Stock Options                                 ---         ---      ---          ---          57      (0.01)
                                               -------      ------    ------      -------     ------     ------

   Diluted earnings per share                  $  (82)      13,847   $(0.01)     $ 1,455      13,903     $ 0.10
                                               ------       ------   ------      -------      ------     ------




         The calculation of diluted EPS of our outstanding common stock for the three month and nine month periods ending June 30, 2004, excludes consideration of 103,000 shares of our common stock which would be issued if all our outstanding stock options were exercised, respectively, because such options were anti-dilutive. These options could potentially dilute basic EPS in the future.

4.       PROPERTY AND EQUIPMENT

         A summary of property and equipment by classification is as follows (in thousands):

                                                    June 30,       September 30,
                                                       2004             2003
                                                   ------------     ------------

     Drilling vessels and related equipment
         Cost                                       $622,578         $ 618,943
         Accumulated depreciation                   (204,016)         (181,924)
                                                   ---------         ---------
                                                     418,562           437,019
                                                   ---------         ---------

     Drill pipe
         Cost                                         10,198            10,224
         Accumulated depreciation                     (6,967)           (6,010)
                                                   ---------         ---------
         Net book value                                3,231             4,214
                                                   ---------         ---------

     Furniture and other
         Cost                                          9,143              9,072
         Accumulated depreciation                     (7,707)            (7,203)
                                                    --------          ---------
         Net book value                                1,436              1,869
                                                    --------          --------

               NET PROPERTY AND EQUIPMENT           $423,229          $ 443,102
                                                    ========          =========


     Effective October 1, 2003, we extended the remaining depreciable life of the RICHMOND from 2 to 5 years, due to our recent assessment of the rig's commercial viability, coupled with our intent to continue marketing and operating the rig beyond 2 years. We believe that this change in depreciable life provides a better matching of the revenues and expenses of this asset over its anticipated remaining useful life. As a result of this change in depreciable life, depreciation expense was reduced and net income was increased for the three months and nine months ended June 30, 2004, by approximately $325,000, or $.02 per share, and $925,000, or $.07 per share, respectively.


5.          LONG-TERM DEBT

     In November 2003, our $250 million Senior Secured Credit Facility was amended to redefine the calculation of the ratio of outstanding debt to earnings, before interest, income taxes and depreciation. The amendment increased the permitted ratio levels from 5.75 to 6.25 at December 31, 2003, through and including March 30, 2004, reducing to 5.50 at March 31, 2004, through and including September 29, 2004, 4.00 at September 30, 2004, through and including December 30, 2004, and 3.00 thereafter. We are in compliance with all financial covenants at June 30, 2004.

6.       COMMITMENTS AND CONTINGENCIES

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.


7.                INCOME TAXES

     Virtually all of our tax provision for the three months and nine months ended June 30, 2004 and 2003 relates to taxes in foreign jurisdictions. Our consolidated effective income tax rate for the year-to-date period is significantly higher than the United States statutory income tax rate primarily due to an increased level of operating losses in foreign jurisdictions with low or zero effective tax rates.


8.       SUBSEQUENT EVENTS

     On July 25, 2004, the ATWOOD BEACON incurred damage to its three legs and derrick as a result of an incident while positioning the rig for its next well in Indonesia. We have insurance to cover the cost of the repairs in excess of a $1 million deductible, and have loss of hire insurance of $70,000 per day up to 180 days that commences after a 30-day waiting period. Presently, we are unable to determine the time necessary to complete the repairs, and consequently, we are unable to determine if there will be any additional financial statement impact other than the $1 million deductible and the 30-day waiting period of zero dayrate revenue, which will be accounted for during the fourth quarter of fiscal year 2004. Considering our insurance coverage, we estimate that this incident will reduce net income in the fourth quarter of fiscal year 2004 by approximately $3 million or approximately $0.20 per diluted share.

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     All non-historical information set forth herein is based upon expectations and assumptions we deem reasonable. We can give no assurance that such expectations and assumptions will prove to be correct, and actual results could differ materially from the information presented herein. Our periodic reports filed with the Securities and Exchange Commission, or SEC, should be consulted for a description of risk factors associated with an investment in us.

OUTLOOK

     The current worldwide utilization of offshore drilling units is approximately 83%. For the first time since we commenced our upgrade program in 1997, all eight of our active premium offshore mobile drilling units had 100% contract commitments during the quarter ended June 30, 2004, with all units except the ATWOOD EAGLE and ATWOOD FALCON having 100% revenue days for the quarter. The ATWOOD EAGLE had six zero rate days during the quarter due to certain equipment repairs and the ATWOOD FALCON was being mobilized the last week of the quarter. Our equipment utilization for the nine months ended June 30, 2004 was approximately 94%. We continue to emphasize equipment utilization over higher dayrates. The utilization of jack-up drilling units (current worldwide utilization of approximately 88%) continues as the strongest sector of the market with semisubmersible utilization (current worldwide utilization of approximately 80%) remaining the weakest sector. For the first nine months of fiscal year 2004, our two jack-up drilling units were fully utilized; while our four semisubmersible drilling units had a combined 90% utilization rate. The operating results for the quarter ended June 30, 2004 were our best since the quarter ended September 30, 2002.

     On July 25, 2004, the ATWOOD BEACON incurred damage to all three legs and the derrick while positioning the rig for its next well in Indonesia. We have insurance to cover the cost of the repairs in excess of a $1 million deductible and have loss of hire insurance of $70,000 per day up to 180 days which commences after a 30 day waiting period. Our current plan, which is subject to future analysis and revision, is to remove the legs on location and then transport the rig and legs to the builder's shipyard in Singapore for inspection and repairs. Presently, we are unable to determine the time necessary for repairs. The contract for the rig had approximately 60 days remaining in its term, and as a result of the damage to the rig could terminate with effect from July 28, 2004 or, under certain conditions, August 3, 2004. At the present time, we are discussing the status of the contract with the operator, and until the repair period for the rig is better defined, our future contract plans involving the rig are uncertain.

     During the quarter ended June 30, 2004, the ATWOOD FALCON completed its drilling program in Japan, relocated and completed a short drilling program in China. During the last week of June 2004, the rig commenced mobilizing to its next contract location, which normally takes approximately twelve days to complete; however, the rig stopped at a shipyard in the Philippines to undergo some planned maintenance and upgrade of its quarters. This shipyard work has subsequently been completed with the rig relocated to Malaysia where it has commenced its next drilling program.

     We expect that the ATWOOD HUNTER, ATWOOD EAGLE, VICKSBURG, RICHMOND, ATWOOD SOUTHERN CROSS and SEAHAWK will be fully utilized during the fourth quarter of fiscal year 2004. The ATWOOD SOUTHERN CROSS has been awarded a contract to drill two firm wells plus an option to drill one additional well offshore Myanmar. It currently has contract commitments until October 2004. Immediately upon the rig completing its current contractual commitment, it will commence its next drilling program offshore Myanmar.


     We are attempting to expedite the repairs to the ATWOOD BEACON and expect that the rig will be reemployed soon after completing all repairs. With the ATWOOD BEACON incident and the ATWOOD FALCON having no revenues for the entire month of July due to its quarters upgrade and planned maintenance and mobilization to Malaysia, we expect earnings for the fourth quarter of fiscal year 2004 to decline from the results in the third quarter of fiscal year 2004. Despite the expected decline in earnings in the fourth quarter of fiscal year 2004, we remain optimistic about the longer-term outlook and fundamentals of the offshore drilling market, and believe that we are well-positioned, in an improving market environment, for increased earnings and cash flows.


RESULTS OF OPERATIONS

         Contract revenues for the three months and nine months ended June 30, 2004 increased 16% and 13%, respectively, compared to the three months and nine months ended June 30, 2003. A comparative analysis of contract revenues is as follows:

                                              CONTRACT REVENUES
                                                (In Millions)
                        -----------------------------------------------------------
                            Three Months Ended                   Nine Months Ended
                                 June 30,                            June 30,
                        ---------------------------    ----------------------------

                         2004      2003     Variance      2004       2003     Variance
                         ----      ----     --------     ------     ------    --------
ATWOOD BEACON            $ 6.1    $ ---     $  6.1       $ 15.2     $  ---     $ 15.2
ATWOOD EAGLE              11.9      7.7        4.2         19.9       10.6        9.3
ATWOOD HUNTER              5.6      4.8        0.8         14.1       14.8       (0.7)
RICHMOND                   2.4      2.2        0.2          6.9        6.3        0.6
VICKSBURG                  6.0      6.3       (0.3)        18.2       18.6       (0.4)
SEAHAWK                    4.6      5.9       (1.3)        14.0       16.9       (2.9)
ATWOOD SOUTHERN CROSS      3.5      4.9       (1.4)         9.1       12.8       (3.7)
ATWOOD FALCON              7.8      9.6       (1.8)        21.6       25.4       (3.8)
OTHER                      0.5      0.4        0.1          1.5        1.4        0.1
                         -----    -----      -----       ------     ------     ------
                         $48.4    $41.8      $ 6.6       $120.5     $106.8     $ 13.7
                         =====    =====      =====       ======     ======     ======

     The ATWOOD BEACON was under construction during the three month and nine month periods of fiscal year 2003 and thus, generated no revenue compared to being fully utilized during fiscal year 2004. The increase in revenue for the ATWOOD EAGLE during the current quarter was due to a higher average dayrate ($110,000 versus $85,000 during the prior fiscal year quarter) and to an increase in amortization of mobilization revenue from $700,000 in the prior fiscal year to $2.7 million in the current quarter. The year-to-date increase in revenue for the ATWOOD EAGLE also includes higher utilization during fiscal year 2004 compared to fiscal year 2003 due to the rig being upgraded and then subsequently relocated to West Africa in fiscal year 2003. The ATWOOD HUNTER was fully utilized during the second quarter of both fiscal years; however, the average dayrate was approximately $62,000 for the second quarter of fiscal year 2004 compared to approximately $53,000 for the same quarter of the prior fiscal year. The decrease in revenue for the ATWOOD HUNTER in the nine month period was due to the rig being utilized only eight months in the current period compared to being fully utilized in the same period during the prior fiscal year. The increase in revenues for the RICHMOND was due to an increase in its dayrate in 2004 compared to 2003. The VICKSBURG continues to have consistent operations in Malaysia. The decrease in revenue for the SEAHAWK for the three month and nine month periods ended June 30, 2004 was due to the completion of amortizing deferred revenues associated with the client reimbursement of a significant portion of fiscal year 2000 upgrade costs at the end of the first quarter of the current fiscal year. The decrease in revenue for the quarter for the ATWOOD SOUTHERN CROSS was due to a decrease in its average dayrate from $52,000 in the prior fiscal year quarter to $35,000 in the current quarter. The decrease in revenue for the nine month period was due to the rig being utilized for approximately five months at $35,000 per day plus $3.7 million of mobilization revenue recognized during the period compared to being utilized for seven months at approximately $58,000 per day in the prior fiscal year period. Utilization for the ATWOOD FALCON was comparable for both the quarter and year-to-date periods of the current and prior fiscal years. However, the June 2004 quarterly average dayrate was approximately $85,000 compared to approximately $105,000 for the June 2003 quarter. On a year-to-date basis, the ATWOOD FALCON had an average dayrate of approximately $80,000 in fiscal year 2004 compared to approximately $93,000 in fiscal year 2003.

         Contract drilling costs for the three months and nine months ended June 30, 2004,decreased 4% and 1%, respectively, as compared to the same periods in the prior fiscal year. An analysis of contract drilling costs by rig is as follows:

                                              CONTRACT DRILLING COSTS
                                                       (In Millions)
                         -------------------------------------------------------------------
                              Three Months Ended                  Nine Months Ended
                                   June 30,                           June 30,
                         -----------------------------    ----------------------------------
                           2004       2003    Variance        2004       2003    Variance
                          -----      -----    --------      -----       -----    --------
ATWOOD BEACON             $ 2.3      $ ---     $ 2.3         $ 6.8      $ ---     $  6.8
ATWOOD EAGLE                7.3        6.8       0.5          14.1        8.9        5.2
VICKSBURG                   2.2        2.2       ---           6.6        7.0       (0.4)
RICHMOND                    2.1        2.2      (0.1)          6.0        6.3       (0.3)
ATWOOD HUNTER               3.1        3.3      (0.2)          8.9       10.1       (1.2)
SEAHAWK                     2.0        2.2      (0.2)          6.2        7.6       (1.4)
ATWOOD SOUTHERN CROSS       2.8        3.9      (1.1)          9.6       11.9       (2.3)
ATWOOD FALCON               3.7        5.8      (2.1)          9.9       15.5       (5.6)
OTHER                       1.1        1.2      (0.1)          2.4        3.8       (1.4)
                          -----      -----     -----         -----      -----     ------
                          $26.6      $27.6     $(1.0)        $70.5      $71.1     $(0.6)
                          =====      =====     =====         =====      =====     ======

     The ATWOOD BEACON was under construction during the three month and nine month periods of fiscal year 2003 and thus, incurred no operating costs compared to a full quarter and nine month period of operations for fiscal year 2004. The increase in costs for the nine month period for the ATWOOD EAGLE was due to incurring operating costs for seven months in the current fiscal year compared to only four months in the prior fiscal year resulting from the timing and length of upgrades and mobilizations. The level of operating costs for the VICKSBURG and RICHMOND continue to be very consistent. The decrease in costs for the ATWOOD HUNTER for the year-to-date period was due to a reduction of payroll costs resulting from the greater utilization of local labor instead of expatriate staff. The decrease in costs for the SEAHAWK during fiscal year 2004 was primarily due to lower repair and maintenance costs in the current fiscal year compared to the prior fiscal year. The decrease in costs for the ATWOOD SOUTHERN CROSS was due to the rig incurring lower operating costs in India and Malaysia during the current fiscal year compared to operating in the higher cost area of Italy in the prior year along with amortization of the planned maintenance and upgrade costs in 2003 to meet Italian operating standards. During most of the nine month period of fiscal year 2003, the ATWOOD FALCON operated in Australia at approximately $20,000 per day higher operating costs than in Asia, where the rig has worked during fiscal year 2004. The year-to-date decrease in "Other" was due to the settlement of a contract dispute with a customer during the current fiscal year which resulted in a $600,000 reversal of a previously accrued expense and also due to the receipt of a $400,000 refund of insurance premiums from the prior policy year resulting from the annual policy year audit.

     An analysis of depreciation expense by rig for the three months and nine months ended June 30, 2004, as compared to the same periods in the prior fiscal year is as follows:



                                                         DEPRECIATION EXPENSE
                            ----------------------------------------------------------------------------
                                                             (In Millions)
                                     Three Months Ended                        Nine Months Ended
                                          June 30,                                  June 30,
                            -------------------------------------    -----------------------------------
                              2004        2003      Variance         2004          2003        Variance
                            --------    --------  -----------       -----          ----        --------
ATWOOD BEACON                $ 1.3       $ ---      $ 1.3           $ 4.0        $ ---         $ 4.0
SEAHAWK                        1.3         1.2        0.1             3.8          3.5           0.3
VICKSBURG                      0.7         0.6        0.1             2.0          1.9           0.1
ATWOOD SOUTHERN CROSS          1.1         1.0        0.1             3.1          3.0           0.1
ATWOOD HUNTER                  1.3         1.3        ---             4.0          4.0           ---
ATWOOD FALCON                  0.7         0.7        ---             2.0          1.9           0.1
ATWOOD EAGLE                   1.2         1.3       (0.1)            3.6          1.7           1.9
RICHMOND                       0.2         0.5       (0.3)            0.6          1.4          (0.8)
OTHER                          0.1         0.2       (0.1)            0.5          0.6          (0.1)
                             -----       -----      -----           -----        -----           ---
                             $ 7.9       $ 6.8      $ 1.1           $23.6        $18.0         $ 5.6
                             =====       =====      =====           =====        =====         =====



     We do not recognize depreciation expense during the period a rig is out of service for a significant upgrade or construction, which accounts for the increase in depreciation expense for the current quarter and year-to-date period for the ATWOOD BEACON and the year-to-date period for the ATWOOD EAGLE. The decrease in depreciation expense for the RICHMOND is due to extending the remaining depreciable life of the rig from two to five years at the beginning of the current year fiscal year.

     The increase in net interest expense for the three months and nine months of fiscal year 2004 compared to the same periods of fiscal year 2003 is due to an increase in the average amount of debt outstanding and to having no capitalized interest during fiscal year 2004 due to all upgrade and construction programs being completed during fiscal year 2003. During the three months and nine month periods ended June 30, 2003, interest was capitalized in the amount of $0.9 million and $3.9 million, respectively. No interest has been capitalized during the current fiscal year.

     Virtually all of our tax provision for the three months and nine months ended June 30, 2004 and 2003 relates to taxes in foreign jurisdictions. Our consolidated effective income tax rate for the year-to-date period is significantly higher than the United States statutory tax rate primarily due to a high level of operating losses in foreign jurisdictions with low or zero effective tax rates. Although the total tax provision has increased for the three month and nine month periods ended June 30, 2004 as compared to the prior fiscal year periods due to increased revenues, our effective income tax rate has decreased for both periods in the current fiscal year as compared to the prior fiscal year due to a reduction in operating losses in foreign jurisdictions with low or zero effective tax rates.


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal year 2004, we utilized $4.0 million of cash on hand plus $17.8 million net cash provided by operating activities to repay $18 million of long-term debt and finance $3.7 million of capital expenditures.

     The total costs to repair the ATWOOD BEACON is unknown at this time. We expect insurance to cover all costs of the repairs in excess of the $1 million deductible; however, we may have to temporarily fund a portion of the repair costs prior to receiving insurance reimbursements. Depending upon timing of the funding of ATWOOD BEACON repair costs to insurance reimbursements, we may have to borrow additional funds under our Senior Secured Credit Facility. Currently, we have $45 million of borrowing capacity under that credit facility. We anticipate that any additional borrowings required for the ATWOOD BEACON repairs will be repaid upon receipt of insurance proceeds.

     Except for the pending  repairs to the ATWOOD BEACON,  we presently have no plans to incur any repair or upgrade costs or other significant capital projects. Thus far, in fiscal year 2004, we have repaid $18 million on the term portion of our credit facility with another $6 million required payment due on September 30, 2004 under our credit facility. We were in compliance with all financial covenants at June 30, 2004. The bank group's collateral for the credit facility consists primarily of preferred mortgages on all of our active drilling fleet. Except for possible short-term funding requirements associated with the ATWOOD BEACON repairs, we feel that our expected net cash to be provided by operating activities will adequately meet all anticipated cash funding requirements for the remainder of fiscal year 2004. We expect that any short-term financing requirements to fund ATWOOD BEACON repairs will be available under our current credit facility. As we continue to focus on international operations of our premium equipment and on improvement in our financial strength, we will continue to periodically review market conditions for equity capital or additional debt financing.

                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse change in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     With the interest rate on our long-term debt under our current credit facilities at a floating rate, the outstanding long-term debt of $187 million at June 30, 2004, approximates its fair value. The impact on annual cash flow of a 10% change in the floating rate (approximately 40 basis points) would be approximately $0.7 million, which we do not believe to be material. We did not have any open derivative contracts relating to our floating rate debt at June 30, 2004.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on June 30, 2004, amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency translation loss of approximately $0.3 million, which we do not believe to be material. We did not have any open derivative contracts relating to foreign currencies at June 30, 2004.

                                 PART I. ITEM 4
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES



(a)           Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our periodic SEC filings is recorded, process, summarized and reported within the time periods specified in the SEC's rules, regulations and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)          Changes in Internal Control over Financial Reporting

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

         *31.1    Certification of Chief Executive Officer

         *31.2    Certification of Chief Financial Officer

         *32.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

         *32.2    Certificate of Chief Financial Officer pursuant to
                  Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith

(b) Reports on Form 8-K

              1) On April 15, 2004, we filed a report on Form 8-K announcing that ExxonMobil Exploration and Production Malaysia, or EMEPMI, would suspend the VICKSBURG contract upon completion of drilling on the current platform, with the rig then moved to Thailand to commence an approximate five-months drilling program for Chevron Offshore (Thailand) Limited. EMEPMI will reinstate the VICKSBURG contract immediately upon the rig being redelivered to Malaysia.

              2) On April 28, 2004, we furnished a report on Form 8-K announcing our earnings for the quarter ended March 31, 2004, along with supporting information.

              3) On May 19, 2004, we filed a report on Form 8-K announcing that Conoco Phillips Indonesia Ltd. had given a commitment to utilize the ATWOOD BEACON for a drilling program offshore Indonesia which includes the drilling of three firm wells plus options for four additional wells.

              4) On May 26, 2004, we filed a report on Form 8-K announcing that Sarawak Shell had reinstated a contract for the ATWOOD FALCON to drill two firm wells with options to drill three additional wells offshore Malaysia. We also announced that Woodside Energy Ltd. awarded the ATWOOD EAGLE a contract to drill two firm wells, with an option to drill an additional well offshore Australia.

              5) On June 24, 2004, we furnished a report on Form 8-K announcing that the ATWOOD FALCON had completed its contract in China and was mobilizing to Malaysia for its next drilling program with a stop at a shipyard in the Philippines to undergo some planned maintenance and quarters upgrade, and that the ATWOOD EAGLE had three remaining wells to drill for BHP Billiton Petroleum Pty Ltd, or BHP, with BHP having an option to drill one more well prior to the rig commencing its drilling program for Woodside Energy Ltd.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ATWOOD OCEANICS, INC.
                                        (Registrant)




Date:  August 9, 2004                   /s/JAMES M. HOLLAND
                                        -----------------
                                        James M. Holland
                                        Senior Vice President, Chief Financial
                                        Officer, Chief Accounting Officer and
                                        Secretary

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

Date: August 9, 2004

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

Date: August 9, 2004

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



Date:    August 9, 2004                    /s/ JOHN R. IRWIN
                                           John R. Irwin
                                           President and Chief Executive Officer

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



Date:    August 9, 2004                       /s/JAMES M. HOLLAND
                                              James M. Holland
                                              Senior Vice President and
                                              Chief Financial Officer