Form 10-K/A
period 2003-09-30
ATWOOD OCEANICS INC
filed 2004-10-01
CIK 8411

SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D. C. 20549


                           Form 10-K/A-Amendment No. 1

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2003
                         COMMISSION FILE NUMBER 1-13167

                              ATWOOD OCEANICS, INC.
             (Exact name of registrant as specified in its charter)


                                      TEXAS
                         (State or other jurisdiction of
                         incorporation or organization)

                           15835 Park Ten Place Drive
                                 Houston, Texas
                    (Address of principal executive offices)




                                   74-1611874
                      (I.R.S. Employer Identification No.)

                                      77084
                                   (Zip Code)





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

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, or Form 10-K, to amend Part II, Item 7 in response to comments from the Securities and Exchange Commission. Included in this filing are the list of exhibits pursuant to Item 15 of Part IV, the signature page and certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. Additionally, we are correcting a reference in exhibit 4.1, two items in Part I, and one item in Part II as indicated herein.

     With the exception of the foregoing, no other information in our Form 10-K for the fiscal year ended September 30, 2003 has been supplemented, updated or amended.

                                     PART I

ITEM  1. BUSINESS

                                      . . .

DRILLING CONTRACTS
                                      . . .

     The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond our control. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect our ability to employ our drilling vessels. Our active rig utilization for fiscal years 2003, 2002 and 2001 was 92%, 86% and 83%, respectively.

                                      . . .

EMPLOYEES

     We currently employ approximately 1,000 persons in our domestic and worldwide operations. In connection with our foreign drilling operations, we have often been required by the host country to hire substantial portions of our work force in that country and, in some cases, these employees may be represented by foreign unions. To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages.

                                                                PART II

ITEM 6.  SELECTED FINANCIAL DATA

                                                Atwood Oceanics, Inc. and Subsidiaries
                                                      FIVE-YEAR FINANCIAL REVIEW



                                                                     At or For the Years Ended September 30,

------------------------------------------------------ ------------- ------------- ------------ ------------- -------------
In thousands, except per share amounts, fleet data         2003          2002         2001          2000          1999
and ratios)
------------------------------------------------------ ------------- ------------- ------------ ------------- -------------

STATEMENTS OF OPERATIONS DATA:
  Contract revenues...............................     $    144,765  $    149,157  $   147,541  $    135,973  $    152,850
  Contract drilling costs.........................         (98,500)      (75,088)     (70,014)      (60,709)      (73,196)
  General and administrative expenses.............         (14,015)      (10,080)      (9,250)       (8,449)       (7,519)
  Depreciation....................................         (25,758)      (23,882)     (25,579)      (29,624)      (23,904)
                                                           -------       -------      -------       -------       -------
  OPERATING INCOME................................            6,492        40,107       42,698        37,191        48,231
  Other expense...................................          (4,856)       (1,330)      (1,577)       (1,293)       (1,724)
  Tax provision...................................         (14,438)      (10,492)     (13,775)      (12,750)      (18,787)
                                                           -------       -------      -------       -------       -------

         NET INCOME (LOSS)........................     $   (12,802)  $     28,285  $    27,346  $    $23,148  $    $27,720
                                                       ===========   ============  ===========  ============  ============

PER SHARE DATA:
  Earnings (loss) per common share:...............     $     (.92)  $       2.04   $       1.98  $       1.68  $      2.03
       Basic......................................           (.92)          2.02           1.96          1.66         2.01
       Diluted....................................
  Average common shares outstanding:..............
       Basic......................................          13,846        13,839         13,828        13,763       13,649
       Diluted....................................          13,846        13,994         13,978        13,916       13,791

FLEET DATA:
  Number of rigs owned or managed, at end of period
  Utilization  rate  for  in-service  rigs  (excludes            11            10            11            11           11
       managed  rigs  and  contractual  downtime  for
       rigs upgraded).............................
                                                               92%           86%            83%           71%          77%

BALANCE SHEET DATA:
  Cash and securities held for investment.........     $    21,551  $     27,055   $     12,621  $     42,661  $    43,041
  Working capital.................................          26,063        43,735         25,057        47,433       31,519
  Net property and equipment......................         443,102       368,397        306,254       224,107      218,914
  Total assets....................................         522,674       445,238        353,878       313,251      293,604
  Total long-term debt............................         205,000       115,000         60,000        46,000       54,000
  Shareholders' equity (1)........................         263,467       276,133        247,636       218,205      192,229
  Ratio of current assets to current liabilities..            1.52          2.44           2.21          3.71         2.66
_________
Notes -
(1)      We have never paid any cash dividends on our common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and our other filings with the Securities and Exchange Commission and in our reports to shareholders. Generally, the words "believe", "expect", "intend", "estimate", "anticipate", "plan", and similar expressions identify forward-looking statements. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performances. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements involve risks and uncertainties that may cause our actual future activities and results of operations to be materially different from those suggested or described in this report. These risks include, but are not limited to:

        o        our dependence on the oil and gas industry;

        o        our ability to secure adequate financing;

        o        competition;

        o        operations risks;

        o        risks involved in foreign operations;

        o risks associated with possible disruptions in operations due to terrorism;

        o        governmental regulation; and

        o        environmental matters.

     These risk factors are disclosed in various places throughout this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these risk factors.

         OUTLOOK

     Even though we incurred our first loss in ten years, fiscal year 2003 was a year marked with some significant accomplishments. Our upgrade program, commenced in fiscal year 1997, was concluded with the completion of the upgrade of the ATWOOD EAGLE in November 2002. Collectively, we have expended approximately $340 million in upgrading seven active offshore mobile drilling units since 1997. In August 2003, an eighth drilling unit, the ATWOOD BEACON, an ultra-premium jack-up drilling vessel, commenced its initial drilling contract following completion of its construction and commissioning. This drilling unit was constructed on time and at a cost of approximately $120 million, compared to budgeted costs of $125 million. Thus, our current worldwide operations revolve around eight active premium offshore mobile drilling units located in five areas of the world - the United States, Southeast Asia, the Mediterranean Sea, Africa and Australia.

     Current worldwide utilization of offshore drilling units is less than 80%. However, our utilization for fiscal year 2003 was 92% as our primary focus is to maintain utilization of our active drillings units at available market dayrates, as compared to seeking the most lucrative contracts with increased risk of idle time. The continuous disconnect between relatively high commodity prices and soft market conditions (especially for semisubmersibles) reflects increased conservatism by exploration and production companies due to a number of factors including weak capital markets, increased focus on reducing debt, and a host of geopolitical uncertainties (for example, those in Iraq, Venezuela and Nigeria), which have curtailed drilling. The weakest sector of the drilling market is semisubmersibles, with a current worldwide utilization level of less than 70%. We expect that the market outlook for semisubmersibles will continue to be challenging for most, if not all, of fiscal year 2004, with the level of dayrates for mid and deep water work continuing to be relatively low. In recent months, the demand for jack-up drilling units has improved mainly as a result of increased demand in the Gulf of Mexico, Asia Pacific and Mexico, with a current worldwide utilization level of around 85%. We anticipate that utilization for our two jack-up units will be at or above 90% during fiscal year 2004.

     Of our current eight active drilling units, only the VICKSBURG, SEAHAWK and ATWOOD HUNTER have contract terms that could extend beyond fiscal year 2004.
Besides these three drilling units, we anticipate that utilization for the ATWOOD BEACON, ATWOOD FALCON and RICHMOND will also be at or above 90% for fiscal year 2004. Currently, the ATWOOD EAGLE is idle offshore Angola and is expected to be mobilized to Australia in January 2004 for its next contract opportunity. The ATWOOD SOUTHERN CROSS, after incurring some idle time at the beginning of the first quarter of fiscal year 2004, has just commenced a short-term contract commitment in India. Despite the current challenging market conditions, we anticipate that our operating results for fiscal year 2004 will improve over results from fiscal year 2003. With our upgraded, premium equipment, we believe that we are well positioned to take advantage of improving market conditions and remain optimistic about the longer-term outlook and fundamentals of the offshore drilling market.

         RESULTS OF OPERATIONS

         Fiscal Year 2003 Versus Fiscal Year 2002

         Contract revenues for the current fiscal year decreased 3% compared to prior year. A comparative analysis of contract revenues by rig for fiscal years 2003 and 2002 is as follows:

                                                 CONTRACT REVENUES
                                                   (In millions)
                                      -----------------------------------------
                                          Fiscal        Fiscal
                                          2003          2002         Variance
                                          ----          ----         --------
ATWOOD EAGLE........................  $   19.8       $  15.2         $   4.6
ATWOOD BEACON.......................       3.0           ---             3.0
VICKSBURG...........................      25.0          22.5             2.5
RICHMOND............................       8.3           7.1             1.2
SEAHAWK.............................      22.8          22.3             0.5
GOODWYN `A' / NORTH RANKIN `A'......       1.8           1.9            (0.1)
ATWOOD FALCON.......................      32.4          33.5            (1.1)
ATWOOD SOUTHERN CROSS...............      14.5          19.3            (4.8)
ATWOOD HUNTER.......................      17.2          27.4           (10.2)
                                          ----       -------          ------
                                      $  144.8       $ 149.2          $ (4.4)
                                      ========       =======          ======



     While utilization was consistent with prior year, the average dayrate for ATWOOD EAGLE during fiscal year 2003 was approximately $85,000 compared to $75,000 in the prior year. The current fiscal year also includes $2.7 million of mobilization revenue for the rig's relocation to West Africa. The ATWOOD BEACON commenced operations in August 2003 while being under construction all of the prior fiscal year. The current fiscal year revenue for the VICKSBURG includes $2.0 million of client reimbursements for capital upgrades, as utilization and average dayrates were consistent with prior year. The increase in revenue for the RICHMOND is primarily due to the rig being 100% utilized in fiscal year 2003 compared to having 76 days of idle time in fiscal year 2002. The decrease in revenue for the ATWOOD FALCON is due to its mobilization to Australia and back to Malaysia during the current fiscal year compared to working at full operating dayrates for all of the prior fiscal year. Due to the softness of the Mediterranean market, utilization for the ATWOOD SOUTHERN CROSS decreased from approximately 85% in fiscal year 2002 to 70% in the current fiscal year. Average dayrates for the ATWOOD HUNTER decreased from approximately $90,000 to $55,000 for the same periods.

     Contract drilling costs for the current fiscal year increased 31% as compared to the prior year. As discussed below, in order to maintain relatively high utilization of our fleet during the recent downturn in the offshore drilling market, we pursued short-term contract opportunities for the ATWOOD EAGLE, ATWOOD FALCON and ATWOOD SOUTHERN CROSS in high operating cost areas of West Africa, Australia and Italy. Compared to fiscal year 2002, approximately 90% of the increase in contract drilling costs in fiscal year 2003 related to these three rigs. A comparative analysis of contract drilling costs by rig for fiscal years 2003 and 2002 is as follows:



                                                CONTRACT DRILLING COSTS
                                                     (In millions)
                                           -------------------------------
                                             Fiscal       Fiscal
                                             2003          2002     Variance
                                             ----          ----     --------
ATWOOD EAGLE..........................      $  19.4     $  9.0      $  10.4
ATWOOD FALCON.........................         18.7       10.2          8.5
ATWOOD SOUTHERN CROSS.................         14.3       11.1          3.2
ATWOOD BEACON.........................          1.4        ---          1.4
SEAHAWK...............................          9.7        9.2          0.5
GOODWYN 'A'/NORTH RANKIN 'A'..........          2.0        2.1         (0.1)
VICKSBURG.............................          9.3        9.5         (0.2)
ATWOOD HUNTER.........................         12.9       13.4         (0.5)
RICHMOND..............................          8.2        9.3         (1.1)
OTHER.................................          2.6        1.3          1.3
                                            -------     ------      -------
                                            $  98.5     $ 75.1      $  23.4
                                            =======     ======      =======




     Contract drilling costs for the ATWOOD EAGLE include $8.2 million of mobilization expenses incurred during the rig's relocation to West Africa. In addition, daily operating costs of the ATWOOD EAGLE have increased as operating costs in West Africa are approximately 30% higher than in the Mediterranean, the rig's previous location. This increase in daily operating costs relates primarily to a significantly higher onshore cost of services to support our offshore operations, plus higher local labor costs. Due to limited office and living facilities in West Africa compared to the rig's previous location in the Mediterranean, the daily costs for such facilities and other services in West Africa is significantly higher than most other areas of the world. During fiscal year 2003, the ATWOOD FALCON worked seven months in Australia, where operating costs are higher than Southeast Asia, its primary operating location for all of the prior fiscal year, by approximately $25,000 per day due to increased personnel-related costs. Australian labor regulations require that marine union personnel must be employed for all offshore vessels that have propulsion. During the period that the ATWOOD FALCON worked in Australia, it was equipped with propulsion assist, which required the employment of marine personnel that was not required when the rig worked in Southeast Asia. We also incurred approximately $2.0 million in mobilization costs re-locating the ATWOOD FALCON to and from Australia.

     The increase in costs for the ATWOOD SOUTHERN CROSS resulted from the amortization of the planned maintenance and upgrade costs to meet Italian operating standards, as well as higher costs of operating in Italy for travel, shorebase operations and rentals. In addition, Italian regulations do not allow drilling rigs to operate in Italian waters without having original certification for all electrical equipment. We incurred additional operating costs in complying with this requirement. The ATWOOD BEACON commenced operations in August 2003 while being under construction all of the prior fiscal year. The decrease in costs for the RICHMOND for fiscal year 2003 is due to the shipyard repairs incurred during the prior fiscal year.

     Depreciation expense for the current fiscal year increased 8% as compared to the prior fiscal year. A comparative analysis of depreciation expense by rig for fiscal year 2003 and 2002 is as follows:


                                                 DEPRECIATION EXPENSE
                                                    (In millions)
                                       ---------------------------------------
                                          Fiscal        Fiscal
                                           2003          2002        Variance
                                           ----          ----        --------
  ATWOOD HUNTER..................         $  5.4        $  4.2        $ 1.2
  ATWOOD EAGLE...................            3.1           2.2          0.9
  ATWOOD BEACON..................            0.7           ---          0.7
  RICHMOND.......................            1.9           1.6          0.3
  VICKSBURG......................            2.5           2.3          0.2
  ATWOOD SOUTHERN CROSS..........            4.0           3.9          0.1
  ATWOOD FALCON..................            2.6           2.7         (0.1)
  SEAHAWK........................            4.7           4.8         (0.1)
  OTHER..........................            0.9           2.2         (1.3)
                                          ------        ------        -----
                                          $ 25.8        $ 23.9        $ 1.9
                                          ======        ======        =====

     During the period when a rig is out of service for a significant upgrade that extends its useful life, no depreciation expense is recognized. The increased depreciation on the ATWOOD HUNTER in fiscal year 2003 is due to a full year of depreciation expense compared to only three quarters in the prior fiscal year as the rig was completing its upgrade and relocation to the Mediterranean during the first quarter of fiscal year 2002. The increase for the ATWOOD EAGLE is due to an increase in the rig's depreciable basis resulting from the completion of its $90 million upgrade during the current fiscal year. The ATWOOD BEACON commenced operations in August 2003 while being under construction all of prior fiscal year. The depreciable basis of the RICHMOND increased by approximately $1 million during the current fiscal year which will be depreciated over the rig's remaining useful life of 2 years. Other depreciation expense decreased due to the fact that RIG-200 (sold in May 2003) was fully depreciated to its salvage value in fiscal year 2002 and thus had no depreciation expense for fiscal year 2003.

     General and administrative expense increase 39% in fiscal year 2003 primarily due to higher professional fees related to our worldwide restructuring initiative. Our worldwide group of consolidated entities derives substantially all of their operating revenues from international offshore drilling of exploratory and developmental oil and gas wells and related support services. At the beginning of fiscal year 2003, we initiated a restructuring of our foreign subsidiaries and deployment of our worldwide assets to focus potential civil litigation which may arise from future offshore activities in foreign operations in the jurisdictions of the areas of those operations, to simplify our worldwide organizational structure for administrative and marketing reasons, to facilitate more efficient management and control of business operations, and to deploy our worldwide assets and capital in a more efficient manner among our consolidated group of companies. In addition to these operational efficiencies, it is expected that this restructuring will also provide long-term tax efficiencies. A significant part of this restructuring involved the contribution of a majority of our non-U.S. operations to Atwood Oceanics Pacific Limited, a wholly-owned Cayman Islands company, which had historically served as our offshore company for marketing, negotiating, and performing drilling contracts outside of the United States. At September 30, 2003, most of our planned restructuring initiative had been completed, with approximately $3 million of the increase in general and administrative expenses related to professional fees associated with this restructuring process.

     Virtually all of our current tax provision for fiscal year 2003 relates to taxes in foreign jurisdictions. Due to the operating loss in the United States, in addition to operating losses in certain nontaxable foreign jurisdictions, our effective tax rate for the fiscal year 2003 significantly exceeds the United States statutory rate.

     We recorded deferred foreign tax liabilities of $4.7 million relating to Australian and Malaysian taxes after reassessing certain tax planning strategies in conjunction with the reorganization of our foreign subsidiaries undertaken in fiscal year 2003. This deferred tax expense has no cash effect on us.

         RESULTS OF OPERATIONS

         Fiscal Year 2002 Versus Fiscal Year 2001

                  An analysis of contract revenues by rig for fiscal years 2002 and 2001 is as follows:

                                                      CONTRACT REVENUES
                                                        (In millions)
                                           -------------------------------------
                                              Fiscal        Fiscal
                                               2002          2001       Variance
                                               ----          ----       --------
 ATWOOD HUNTER..........................     $  27.4      $  15.8       $  11.6
 VICKSBURG..............................        22.5         12.7           9.8
 ATWOOD SOUTHERN CROSS..................        19.3         17.9           1.4
 SEAHAWK................................        22.3         23.4         (1.1)
 RICHMOND...............................         7.1         11.3         (4.2)
 GOODWYN `A' / NORTH RANKIN `A'.........         1.9          6.1         (4.2)
 ATWOOD EAGLE...........................        15.2         19.9         (4.7)
 ATWOOD FALCON..........................        33.5         40.4         (6.9)
                                             -------      -------       ------
                                             $ 149.2      $ 147.5       $  1.7
                                             =======      =======       ======

     The ATWOOD HUNTER worked continuously in Egypt during fiscal year 2002 at dayrates ranging from $90,000 to $110,000, compared to being idle for upgrade during a significant portion of fiscal year 2001, which accounts for its increase in revenue. In April/May 2001, the VICKSBURG was relocated from India to Southeast Asia, and after its relocation, received higher dayrates than those received while in India, which accounts for its increase in revenue. The ATWOOD SOUTHERN CROSS had an average per day revenue of approximately $53,000 in fiscal year 2002 compared to approximately $49,000 in fiscal year 2001. In February 2000, the SEAHAWK commenced its four-year contract extension in Malaysia, with its dayrate ranging from a high of $50,000 to a low of $30,000 depending upon the price of oil. The rig was at the top of this dayrate range in fiscal year 2002 and fiscal year 2001. RICHMOND revenues declined in fiscal year 2002 compared to fiscal year 2001 due to 78 days of idle time incurred during the year for certain repairs and inspections and to a decline in dayrate levels in the Gulf of Mexico. At the end of fiscal year 2001, an indefinite planned break in drilling activities was instigated on the GOODWYN `A'/NORTH RANKIN `A' platform rigs, which accounts for the decline in revenues from these units in fiscal year 2002. The decline in revenues for the ATWOOD EAGLE was due to the rig undergoing upgrades in a shipyard in Greece from April 2002 to November 2002. In May 2002, the ATWOOD FALCON was relocated from the Philippines to Malaysia following the completion of a long-term contract. The rig's effective dayrate in the Philippines was over $100,000 compared to $70,000 in Malaysia, which accounts for the decline in revenues.

     Contract drilling costs during fiscal year 2002 increased 7% primarily due to the ATWOOD HUNTER returning to work following its upgrade and to higher operating costs associated with the VICKSBURG, RICHMOND, ATWOOD FALCON, SEAHAWK and ATWOOD SOUTHERN CROSS. An analysis of contract drilling costs by rig for fiscal year 2002 and 2001 is as follows:


                                           CONTRACT DRILLING COSTS
                                                  (In millions)
                                    ------------------------------------
                                       Fiscal        Fiscal
                                        2002          2001        Variance
                                        ----          ----        --------
ATWOOD HUNTER...................    $   13.4       $   8.1        $    5.3
VICKSBURG.......................         9.5           7.4             2.1
RICHMOND........................         9.3           7.6             1.7
ATWOOD FALCON...................        10.2           8.6             1.6
SEAHAWK.........................         9.2           7.8             1.4
ATWOOD SOUTHERN CROSS...........        11.1          10.3             0.8
ATWOOD EAGLE....................         9.0          11.9           (2.9)
GOODWYN `A'/NORTH RANKIN `A'....         2.1           5.7           (3.6)
OTHER...........................         1.3           2.6           (1.3)
                                         ---           ---           ----
                                    $   75.1       $  70.0        $   5.1
                                    ========       =======        =======


     During the period that the ATWOOD HUNTER was in a shipyard in the United States for upgrades and its subsequent relocation to Egypt (April 2001 through November 2001), no drilling costs were incurred. Higher drilling costs for the VICKSBURG were due to operating costs being higher in Southeast Asia than in India. During fiscal year 2002, the RICHMOND incurred higher repairs and maintenance costs. The increase in operating costs for the ATWOOD FALCON is primarily due to additional costs incurred on relocating the rig from the Philippines to Malaysia. The decline in costs for the ATWOOD EAGLE was due to the rig being in a shipyard during the last few months of fiscal year 2002 for upgrade, whereby no drilling costs were incurred. Drilling costs on the GOODWYN `A'/NORTH RANKIN `A' platforms declined due to the planned break in drilling activities.

         An analysis of depreciation expense by rig is as follows:

                                                  DEPRECIATION EXPENSE
                                                     (In millions)
                                        -------------------------------------
                                             Fiscal        Fiscal
                                             2003          2002      Variance
                                             ----          ----      --------
  ATWOOD HUNTER...................        $   5.4        $  4.2       $  1.2
  ATWOOD EAGLE....................            3.1           2.2          0.9
  ATWOOD BEACON...................            0.7           ---          0.7
  RICHMOND........................            1.9           1.6          0.3
  VICKSBURG.......................            2.5           2.3          0.2
  ATWOOD SOUTHERN CROSS...........            4.0           3.9          0.1
  ATWOOD FALCON...................            2.6           2.7         (0.1)
  SEAHAWK.........................            4.7           4.8         (0.1)
  OTHER...........................            0.9           2.2         (1.3)
                                          -------       -------      -------
                                          $  25.8       $  23.9      $   1.9
                                          =======       =======      =======

     The reduced depreciation on the ATWOOD HUNTER in fiscal year 2001 and the ATWOOD EAGLE in fiscal year 2002 was due to the policy of not recognizing depreciation expense during the period a rig is out of service for a significant upgrade. The decrease in depreciation expense for the SEAHAWK was due to the rig's 1992 upgrade costs becoming fully depreciated, thereby leaving only approximately $12 million of its 2000 upgrade cost of approximately $22 million to be depreciated over a remaining period of approximately three years.

     General and administrative expenses increased 9% in both fiscal year 2002 and 2001, primarily due to higher travel, communication, and other personnel related costs. Our effective tax rate was 27% in fiscal year 2002 compared to 33% in fiscal year 2001. The effective tax rate in fiscal year 2002 was reduced by a $2.3 million foreign income tax credit benefit generated in September 2002. The 44% decline in net interest expense was primarily due to a $1.8 million increase in capitalized interest. Investment income in fiscal year 2002 declined 76% due to us having less funds to invest due to its capital expenditure requirements.

         LIQUIDITY AND CAPITAL RESOURCES

     We currently operate eight active offshore drilling units. Since 1997, we have expended approximately $340 million on upgrading seven existing drilling units and approximately $120 million on constructing our eighth drilling unit, the ATWOOD BEACON. We operate in a cyclical industry. Maintaining high equipment utilization in up, as well as down, cycles, is a key factor in generating cash to satisfy current and future obligations. For fiscal years 1998 through 2002, net cash provided by operating activities ranged from a low of approximately $39.2 million to a high of $70.9 million compared to net cash provided by operating activities of approximately $13.7 million for fiscal year 2003. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. Due to a downturn in market conditions during fiscal year 2003, we pursued short-term contract opportunities in high operating cost areas in order to maintain a high utilization of our fleet. We anticipate market conditions to improve in fiscal year 2004 and accordingly expect improvements in earnings and cash flows. With the completion of our upgrade program and construction of the ATWOOD BEACON during fiscal year 2003, we have no significant capital commitments at September 30, 2003. Our only existing cash commitments for fiscal year 2004 and beyond, outside of funding current rig operations from current operating cash flows, are estimated annual capital expenditures of $10 million for maintenance of our eight active drilling rigs and required quarterly repayments under our credit facility which will total $24 million for fiscal year 2004. We expect to generate sufficient cash flows from operations to satisfy these obligations.

     We have funded our equipment upgrade and construction programs through a combination of internally generated funds and funds borrowed under credit facilities. At September 30, 2002, we had a $175 million credit facility with a bank group under which $115 million had been borrowed. Subsequent to September 31, 2002, an additional $57.5 million was borrowed under this facility to bring the outstanding balance at March 31, 2003 to $172.5 million. On April 1, 2003, we executed a $225 million senior secured credit facility with a new bank group and borrowed $190 million of which $172.5 million was utilized to repay and terminate the $175 million credit facility. In June 2003, the borrowing capacity under the current credit facility was increased to $250 million, with an outstanding balance of $205 million as of September 30, 2003. In June we also amended the credit facility to increase the allowed ratio limit of outstanding debt to earnings before interest, income taxes and depreciation. This credit facility consists of a $150 million term loan facility (requiring quarterly payments of $6 million during fiscal year 2004) and a $100 million revolving loan facility (maturing in March 2008). The financial covenant relating to our ratio of outstanding debt to earnings, before interest, income tax and depreciation included in the credit facility executed in April 2003, as amended in June 2003, was based upon estimates that did not assume a continuing decline in the market conditions which negatively impacted our fiscal year 2003 fourth quarter results. In November 2003, the credit facility was further amended to redefine the calculation of the allowed ratio of outstanding debt to earnings, before interest, income taxes and depreciation and to increase the allowed ratio limits for the first three quarters of fiscal year 2004. We were in compliance with all financial covenants in effect at September 30, 2003, and since the amended financial covenant allows for more variability in operating results, we expect to remain in compliance with all financial covenants during fiscal year 2004. Further, at all times during fiscal years 2001, 2002 and 2003 when we were required to determine compliance with our financial covenants, we were in compliance with those covenants.

     Primarily  from  utilizing $90 million in net proceeds  borrowed  under our
credit   facilities,   in  fiscal  year  2003  capital   expenditures   totaling
approximately $101 million were invested as follows:

        o approximately $25 million in completing the upgrade of the ATWOOD EAGLE,

        o approximately $64 million in completing the construction of the ATWOOD BEACON and

        o    approximately $12 million in other capital projects.

     The SEASCOUT, a semisubmersible hull planned for a future conversion and upgrade to a semisubmersible tender assist vessel, continues to be cold-stacked. The cost to convert and upgrade the SEASCOUT could range from $50 million to $70 million. There are no current capital commitments on the SEASCOUT, with a conversion and upgrade not to be undertaken until an acceptable contract opportunity has been secured and adequate financing is in place. We continue to periodically review and adjust our planned capital expenditures and financing of such expenditures in light of current market conditions.

     Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. We have no allowance for doubtful accounts at September 30, 2003.

         COMMITMENTS (In Thousands)

         The following table summarizes our obligations and commitments at September 30, 2003:

                          Fiscal     Fiscal    Fiscal     Fiscal    Fiscal
                           2004       2005      2006       2007      2008
                           ----       ----      ----       ----      ----
Long-Term Debt........   $24,000   $36,000    $36,000   $36,000    $73,000
Operating Leases......       588       628        647       647         54
                             ---       ---        ---       ---         --

                         $24,588   $36,628    $36,647   $36,647    $73,054
                         =======   =======    =======   =======    =======

         CRITICAL ACCOUNTING POLICIES

     Significant accounting policies are included in Note 2 to our consolidated financial statements for the year ended September 30, 2003. These policies, along with the underlying assumptions and judgments made by management in their application, have a significant impact on our consolidated financial statements. We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. Our most critical accounting policies are those related to property and equipment, impairment of assets and income taxes.

     We currently operate eight active offshore drilling units. All of these assets are premium equipment and should provide many years of quality service. At September 30, 2003, the carrying value of our property and equipment totaled $443.1 million, which represents 85% of total assets. This carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the useful lives and salvage values of our rigs and vessels. The estimated useful lives of our drilling units and related equipment range from 5 years to 22 years and our salvage values are generally based on 5% of capitalized costs. Any future increases in our estimates of useful lives or salvage values will have the effect of decreasing future depreciation expense in earlier future years and spreading the expense to later years. Any future decreases in our useful lives or salvage values will have the effect of accelerating future depreciation expense. For example, effective October 1, 2003, we extended the remaining depreciable life of the RICHMOND from 2 to 5 years, due to our recent assessment of the rig's commercial viability, coupled with our intent to continue marketing and operating the rig beyond
2 years. Depreciation expense will continue to be recorded on a straight-line method over the next 5 years. However, as a result of the change in depreciable life and related depreciation expense being extended into years 3 to 5, depreciation expense will be lower in the next two years than it otherwise would have been.

     We evaluate the carrying value of our property and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature, highly subjective. Operations of our drilling equipment are subject to the offshore drilling requirements of oil and gas exploration and production companies and agencies of foreign governments. These requirements are, in turn, subject to fluctuations in government policies, world demand and price for petroleum products, proved reserves in relation to such demand and the extent to which such demand can be met from onshore sources. The critical estimates which result from these dynamics include projected utilization, dayrates, and operating expenses, each of which impact our estimated future cash flows. Over the last ten years, our equipment utilization rate has averaged approximately 90%; however, if a drilling vessel incurs significant idle time or receives dayrates below operating costs, its carrying value could become impaired. The estimates, assumptions and judgments used by management in the application of our property and equipment and asset impairment policies reflect both historical experience and expectations regarding future industry conditions and operations. The use of different estimates, assumptions and judgments, especially those involving the useful lives of our rigs and vessels and expectations regarding future industry conditions and operations, would likely result in materially different carrying values of assets and results of operations.

     We conduct operations and earn income in numerous foreign countries and are subject to the laws of taxing jurisdictions within those countries, as well as United States federal and state tax laws. At September 30, 2003, we have a $20.7 million net deferred income tax liability, with a current United States federal income tax receivable of approximately $3.3 million. These balances reflect the application of our income tax accounting policies in accordance with statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Such accounting policies incorporate estimates, assumptions and judgments by management relative to the interpretation of applicable tax laws, the application of accounting standards, and future levels of taxable income. The estimates, assumptions and judgments used by management in connection with accounting for income taxes reflect both historical experience and expectations regarding future industry conditions and operations. Changes in these estimates, assumptions and judgments could result in materially different provisions for deferred and current income taxes.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On May 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on it financial statements or results of operations.

         DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

         Interest Rate Risk

     All of the $205 million of long-term debt outstanding at September 30, 2003, is floating rate debt. As a result, our annual interest costs in fiscal year 2004 will fluctuate based on interest rate changes. Because the interest rate on our long-term debt is a floating rate, the fair value of our long-term debt approximates carrying value as of September 30, 2003. The impact on annual cash flow of a 10% change in the floating rate (approximately 40 basis points) would be approximately $0.8 million. We do not have any open derivative contracts relating to our floating rate debt at September 30, 2003.

         Foreign Currency Risk

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on September 30, 2003 amounts, a decrease of 10% in the foreign currency value relative to the United States dollar from the year-end exchange rates would not result in a material foreign currency transaction loss. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We do not have any open derivative contracts relating to foreign currencies at September 30, 2003.

                                     PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

       (a)      FINANCIAL STATEMENTS AND EXHIBITS

                2.  EXHIBITS

       See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.

       The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

       Rights Agreement dated effective September 27, 2002 between the Company and Continental Stock & Transfer Company - See Exhibit 4.1.

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

       Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.5. hereof.

       Atwood Oceanics, Inc. 2001 Stock Incentive Plan - See Exhibit 10.3.6. hereof.

       Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of December 5, 2002 - See Exhibit 10.4.1 hereof.

       Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2004 - See Exhibit 10.4.2 hereof.

       Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin - See Exhibit 10.5.1.hereof.

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


                    ATWOOD OCEANICS, INC.

                    /s/ John R. Irwin
                    JOHN R. IRWIN, President and Chief Executive Officer
                    DATE:  October 1, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James M. Holland                               /s/ John R. Irwin
JAMES M. HOLLAND                                   JOHN R. IRWIN
Senior Vice President and                          President, Chief Executive
Chief Financial Officer                            Officer and Director
(Principal Financial and Accounting Officer)       (Principal Executive Officer)
Date:  October 1, 2004                             Date:  October 1, 2004


/s/ Robert W. Burgess                              /s/ George S. Dotson
ROBERT W. BURGESS                                  GEORGE S. DOTSON
Director                                           Director
Date:  October 1, 2004                             Date:  October 1, 2004


/s/ Hans Helmerich                                 /s/ William J. Morrissey
HANS HELMERICH                                     WILLIAM J. MORRISSEY
Director                                           Director
Date:  October 1, 2004                             Date:  October 1, 2004


/s/ Deborah A. Beck
DEBORAH A. BECK
Director
DATE:  October 1, 2004

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

4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company
         (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

10.1.1 Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 of our Form 10-K for the year ended September 30, 1993).

10.1.2 Form of Atwood Oceanics, Inc. Stock Option Agreement - 1990 Stock Option Plan (Incorporated herein by reference to our Form
         10-K for the year ended September 30, 1999).

10.1.3 Amendment No. 1 to the Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.1.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement 1990 Stock Option Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

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

*10.4.2 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2004.

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

10.5.3 Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley (Incorporated herein by reference to Exhibit 10.5.3 of our Form 10-K for the year ended
         September 30, 2002).

10.6 Vessel Construction Agreement dated July 24, 2001 between the Company and Keppel Fels Limited to construct a KFELS Mod V
         Enhanced B-Class Jack-up drilling unit (Incorporated herein by reference to Exhibit 10.9 of our Form 10-K for the year ended September 30, 2001).

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

*21.1    List of Subsidiaries.

*23.1    Consent of Independent Public Accountants.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with the original filing of our Annual Report on Form 10-K on December 29, 2003.

                                                                   EXHIBIT 31.1

                                 CERTIFICATIONS

I, John R. Irwin, certify that:

            1. I have reviewed this annual report on Form 10-K of Atwood
               Oceanics, Inc.;

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

                  (b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]; and

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

                                                     Date: October 1, 2004

                                                     /s/ John R. Irwin
                                                     John R. Irwin
                                                     Chief Executive Officer

                                                                   EXHIBIT 31.2

                                 CERTIFICATIONS

I, James M. Holland, certify that:

            1. I have reviewed this annual report on Form 10-K of Atwood Oceanics, Inc.;

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

                  (b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]; and

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

                                                        Date: OCtober 1, 2004

                                                        /s/ James M. Holland
                                                        James M. Holland
                                                        Chief Financial Officer

                                                                    EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of Atwood Oceanics, Inc. (the "Company") on Form 10-K for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.


                                            Date: October 1, 2004

                                            /s/ John R. Irwin
                                            John R. Irwin
                                            Chief Executive Officer

                                                                    EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Atwood Oceanics, Inc. (the "Company") on Form 10-K for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.


                                          Date: October 1, 2004

                                          /s/ James M. Holland
                                          James M. Holland
                                          Chief Financial Officer