Form 10-K
period 2004-09-30
ATWOOD OCEANICS INC
filed 2004-12-14
CIK 8411

M
            SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D. C. 20549


                                    Form 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2004
                         COMMISSION FILE NUMBER 1-13167

                              ATWOOD OCEANICS, INC.
             (Exact name of registrant as specified in its charter)


         TEXAS                                        74-1611874
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 15835 Park Ten Place Drive                          (Zip Code)
       Houston, Texas                                  77084
(Address of principal executive offices)



               Registrant's telephone number, including area code:
                                  281-749-7800



  Securities registered                        New York Stock Exchange
   pursuant to Section                 (Name of exchange on which registered)
    12(b) of the Act:
Common Stock, $1 par value
   (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrants as of December 10, 2004 is $745,872,124


The number of shares outstanding of the issuer's class of Common Stock, $1 par value, as of December 10, 2004: 15,098,626.


DOCUMENTS INCORPORATED BY REFERENCE


(1) Annual Report to Shareholders for the fiscal year ended September 30, 2004 - Referenced in Parts I, II and IV of this report.


(2) Proxy Statement for Annual Meeting of Shareholders to be held February 10, 2005 - Referenced in Part III of this report.

PART I

ITEM  1. BUSINESS

     Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) is engaged in the international offshore drilling and completion of exploratory and developmental oil and gas wells and related support, management and consulting services. We are headquartered in Houston, Texas, USA. We were organized in 1968 and commenced operations in 1970.

     During our 36 year history, the majority of our drilling units have operated outside of U.S. waters, and we have conducted drilling operations in most of the major offshore exploration areas of the world. Our current worldwide operations revolve around eight premium offshore mobile drilling units located in four regions - Southeast Asia, Australia, the Mediterranean Sea and the U.S. Gulf of Mexico. Approximately 94%, 94%, and 95% of our contract revenues were derived from foreign operations in fiscal years 2004, 2003 and 2002, respectively. The submersible RICHMOND is our only drilling unit currently working in U.S. waters. We support our operations from our Houston headquarters and offices located in Australia, Malaysia, Egypt, Indonesia, Singapore and the United Kingdom. We expect to commence active operations off the coasts of Vietnam, Japan and Myanmar during the second quarter of fiscal year 2005. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 13 of Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2004, incorporated by reference herein.

     The following table presents our wholly-owned and operating rig fleet as of December 10, 2004:

                                                                    Water Depth
     Rig Name                   Rig Type          Upgraded        Rating (feet)
    -----------              ---------------       ---------       -------------
    ATWOOD EAGLE             Semisubmersible       2000/2002           5,000
    ATWOOD HUNTER            Semisubmersible       1997/2001           5,000
    ATWOOD FALCON            Semisubmersible          1998             3,700
    ATWOOD SOUTHERN CROSS    Semisubmersible          1997             2,000
    SEAHAWK                  Semisubmersible       1992/1999             600
                             Tender Assist
    ATWOOD BEACON             Jack-up               2003(1)              400(2)
    VICKSBURG                Jack-up                 1998                300
    RICHMOND                 Submersible           2000/2002              70

         (1) The ATWOOD BEACON was constructed in 2003.
         (2) On July 25, 2004, all three of the ATWOOD BEACON'S legs and its derrick were damaged while the rig was being positioned. After initial repairs to the ATWOOD BEACON are completed, it will have a leg length of 489 feet, giving it a nominal water depth rating of 350 feet. That water depth rating is sufficient for the wells we plan for it to drill in the period soon after repairs are completed. During an appropriate period between future contracts, we plan to increase the leg length to 517, giving it a nominal water depth rating of 400 feet, as per the original design.


     We also own a semisubmersible hull, the SEASCOUT, which is a candidate for a future conversion to a tender-assist unit once an acceptable contract is identified. In addition to the owned drilling units, we also manage the maintenance and operations of two operator-owned platform rigs offshore Northwest Australia. There is currently a planned break in drilling activity for these two operator-owned rigs. We continue, however, to provide maintenance of these two rigs for future drilling programs.

     We update and upgrade our fleet and strive to maintain premium, modern equipment. In fiscal year 1997, we commenced an internal upgrade program of all of our active drilling units. Our upgrade program was concluded with the completion of the upgrade of the ATWOOD EAGLE in November 2002. Collectively, we invested $340 million in upgrading seven offshore mobile drilling units. In August 2003, our eighth drilling unit, the ATWOOD BEACON, an ultra-premium, jack-up rig, commenced its initial drilling contract following completion of its construction and commissioning in early August 2003. This drilling unit was constructed on time and on budget at a cost of approximately $120 million. The rig is currently under repair for damage sustained while positioning for a well offshore Indonesia.

     After incurring our first loss in ten years in fiscal year 2003, we returned to profitability in fiscal year 2004. Of our eight active drilling units, seven have current drilling commitments. The eighth unit, the ATWOOD BEACON, is currently in a shipyard in Singapore being repaired from the damages it incurred in July 2004 while it was being positioned. The ATWOOD BEACON is insured with a $1 million deductible and has loss of hire insurance coverage of $70,000 per day up to 180 days following a 30-day waiting period. The ATWOOD BEACON has been awarded a contract in Vietnam which is to commence between January 15 and April 15, 2005. Based on our current schedule of repairs, we believe the rig will be ready to begin operations under the contract by the end of January 2005, with our loss of hire coverage not scheduled to expire until the end of February 2005. We will continue our emphasis on maintaining high utilization of our drilling equipment throughout industry cycles. We had a 93% equipment utilization rate in fiscal year 2004 and have averaged approximately 90% utilization over the last ten years.

     At the beginning of fiscal year 2004, worldwide utilization of offshore drilling units was less that 80%. Today, worldwide utilization is approximately 85%, with semisubmersibles continuing to be the weakest sector of the drilling market with current utilization of approximately 84% compared to current jack-up utilization of approximately 90%. Despite continuing geopolitical uncertainties in Iraq, Venezuela, Nigeria as well as other areas of the world, we expect increasing world energy demand. The oil and gas industry will play a major part in meeting this increasing demand. At the current level of worldwide utilization of offshore drilling units, we anticipate that oil and gas companies will be unable to provide crude oil and natural gas to consumers in sufficient quantities in order to keep oil and natural gas prices near the averages of the last decade. We believe that based on the current gap between crude oil demand and the world's current supply potential, a significant drilling campaign will be required to increase the world's crude oil and natural gas supply capacity. Thus, we expect continued improvement in worldwide offshore drilling activities during fiscal year 2005; however, a major slow down in world economic activity could negatively impact this expectation.

OFFSHORE DRILLING EQUIPMENT

     In addition to our owned and operating rigs described above, we also own one semisubmersible hull suitable for conversion to a tender assist vessel at a future date and manage two modern, self-contained platform rigs, giving us a total diversified fleet of owned or managed drilling rigs of eleven rigs.

     Each type of drilling rig is uniquely designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs we own or managed illustrate the diversified range of applications of our rig fleet.

     Semisubmersible Rigs. Each semisubmersible drilling unit has two hulls, the lower of which is capable of being flooded. Drilling equipment is mounted on the main hull. After the drilling unit is towed to location, the lower hull is flooded, lowering the entire drilling unit to its operating draft, and the drilling unit is anchored in place. On completion of operations, the lower hull is deballasted, raising the entire drilling unit to its towing draft. This type of drilling unit is designed to operate in greater water depths than a jack-up and in more severe sea conditions than other types of drilling units. Semisubmersible units are generally more expensive to operate than jack-up rigs and are often limited in the amount of supplies that can be stored on board.

     Semisubmersible Tender-Assist Rigs. Semisubmersible tender assist vessels operate like a semisubmersible except that their drilling equipment is temporarily installed on permanently constructed offshore support platforms. The semisubmersible vessel provides crew accommodations, storage facilities and other support for drilling operations.

     Jack-up Rigs. A jack-up drilling unit contains all of the drilling equipment on a single hull designed to be towed to the well site. Once on location, legs are lowered to the sea floor and the unit is raised out of the water by jacking the hull up the legs. On completion of the well, the unit is jacked down, and towed to the next location. A jack-up drilling unit can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in water as deep as that in which a semisubmersible unit can operate. A jack-up rig is a bottom supported unit.

     Submersible Drilling Rigs. The submersible drilling rig we own has two hulls, the lower being a mat, which is capable of being flooded. Drilling equipment and crew accommodations are located on the main hull. After the drilling unit is towed to its location, the lower hull is flooded, lowering the entire unit to its operating draft at which it rests on the sea floor. On completion of operations, the lower hull is deballasted, raising the entire unit to its towing draft. This type of drilling unit is designed to operate in shallow water depths ranging from 9 to 70 feet and can operate in moderately severe sea conditions. Although drilling units of this type are less expensive to operate, like the jack-up rig, they cannot operate in water as deep as that in which a semisubmersible unit can operate. A submersible drilling rig is a bottom supported unit.

     Modular Platform Rigs. A modular platform rig is similar to a land rig in its basic components. Modular platform rigs are temporarily installed on permanently constructed offshore support platforms in order to perform the drilling operations. After the drilling phase is completed, the modular rig is broken down into convenient packages and moved by workboats. A platform rig usually stays at a location for several months, if not years, since several wells are typically drilled from a support platform.

DRILLING CONTRACTS

     The contracts under which we operate our vessels are obtained either through individual negotiation with the customer or by submitting proposals in competition with other contractors and vary in their terms and conditions. The initial term of contracts for our owned and/or managed vessels has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling vessel, a force majeure event, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions at the option of the customer.

     The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond our control. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect our ability to employ our drilling vessels. Our active rig utilization for fiscal years 2004, 2003 and 2002 was 93%, 92% and 86%, respectively.

     Of our current drilling contracts, the VICKSBURG has the only contract term that extends beyond fiscal year 2005, with the contract term for the ATWOOD HUNTER expected to extend to the end of fiscal year 2005. We expect options to be exercised on the ATWOOD EAGLE, ATWOOD FALCON and ATWOOD BEACON that could also extend these contracts through fiscal year 2005. Despite not currently having long-term contract commitments, we expect that the RICHMOND, in the Gulf of Mexico, and the ATWOOD SOUTHERN CROSS, in Southeast Asia, will be highly utilized during fiscal year 2005. The SEAHAWK has commenced a short-term drilling program in Malaysia which is expected to extend to the end of January 2005. Contract opportunities for the SEAHAWK following that contract, are being pursued in Southeast Asia and West Africa. Prior to commencing its current contract work, the SEAHAWK incurred approximately 15 days of idle time in late October 2004 and early November 2004. We currently anticipate that the SEAHAWK will incur two to four weeks additional downtime for certain maintenance and repairs in the second fiscal quarter of 2005. The ATWOOD EAGLE and ATWOOD SOUTHERN CROSS are also expected to incur two to four weeks of planned downtime during fiscal year 2005. We can provide no assurance that we will not experience additional idle time on some of our other drilling units during the remainder of fiscal year 2005. Maintaining high equipment utilization in up, as well as down, cycles, is a key factor in generating cash to satisfy current and future obligations.

     For long moves of drilling equipment, we attempt to obtain either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. A surplus of certain types of units, either worldwide or in particular operating areas, can result in our acceptance of a contract which provides only partial or no recovery of relocation costs. Additionally, under such a contract, we may not make any profit during the relocation of a rig. In order to maintain equipment utilization during soft market conditions, a few of our rigs incurred long moves during fiscal year 2003 and the first half of fiscal year 2004. During fiscal year 2003, the ATWOOD EAGLE was moved from Greece to Angola at a cost of $8.2 million, with only $2.7 million received in mobilization compensation, and the ATWOOD FALCON was relocated from Australia with mobilization costs of approximately $2 million, which approximated mobilization compensation. During the first half of fiscal year 2004, the ATWOOD EAGLE was moved from Angola to Australia at a cost of approximately $5 million, with $5.5 million received in mobilization compensation, and the ATWOOD SOUTHERN CROSS was relocated from the Mediterranean Sea to India and then to Malaysia at a total cost of approximately $4.4 million, which approximated mobilization compensation. We can give no assurance that we will receive full or partial recovery of any future relocation costs.

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

     The majority of our contracts are denominated in U.S. dollars, but occasionally a portion of a contract is payable in local currency. To the extent there is a local currency component in a contract, we attempt to match revenue in the local currency to operating costs such as local labor, shore base expenses, and local taxes, if any.

INSURANCE AND RISK MANAGEMENT

     Our operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, our vessels are subject to various risks particular to our industry which we seek to mitigate by maintaining insurance. These risks include leg damage to jack-ups during positioning (such as that as we experienced with the ATWOOD BEACON), capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. Therefore, in addition to general business insurance policies, we maintain the following insurance relating to our rigs and rig operations: hull and machinery, loss of hire, builder's risk, cargo, war risks, protection and indemnity, and excess liability, among others.

     Our operations are also subject to disruption due to terrorism. As a result of significant losses incurred by the insurance industry due to terrorism, offshore drilling rig accidents and other events, we have experienced increases in premiums for certain insurance coverages. Although we believe that we are adequately insured against normal and foreseeable risks in our operations in accordance with industry standards, such insurance may not be adequate to protect us against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism. To date, we have not experienced difficulty in obtaining insurance coverage, although we can provide no assurance as to the future availability of such insurance or the cost thereof. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our financial position.

CUSTOMERS

     During fiscal year 2004, we performed operations for 21 customers. Because of the relatively limited number of customers for which we can operate at any given time, revenues from two different customers amounted to 10% or more of our revenues in fiscal year 2004 as indicated below:

         Customer                           Percentage of Revenues
         ---------------------------------------------------------
         ExxonMobil Production Malaysia, Inc.        20%
         Burullus Gas Co.                            10%

     Our business operations are subject to the risks associated with a business having a limited number of customers for our products or services, and a decrease in the drilling programs of these customers in the areas where we are employed may adversely affect our revenues and therefore, our results of operations and cash flows.

COMPETITION

     We compete with approximately 10 other offshore drilling contractors, most of which are substantially larger than we are and possess appreciably greater financial and other resources. Although some business combinations among offshore drilling companies have resulted in a decrease in the total number of competitors, the offshore drilling industry still remains very competitive, with no single offshore drilling contractor being dominant. Thus, there continues to be competition in securing available offshore drilling contracts.

     Price competition is generally the most important factor in the offshore drilling industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers are also important. Other competitive factors include work force experience, rig suitability, efficiency, condition of equipment, safety performance, reputation and customer relations. We believe that we compete favorably with respect to these factors.

INDUSTRY TRENDS

     The performance of the offshore drilling industry is largely determined by basic supply and demand for available equipment. Periods of high demand and high dayrates are often followed by periods of low demand and low dayrates. Offshore drilling contractors can mobilize rigs from one region of the world to another or can "cold stack" rigs, taking them out of service, in order to adjust supply in various markets to meet demand. The market is highly cyclical and is typically driven by general economic activity and changes in actual or anticipated oil and gas prices. Generally, sustained high energy prices translate into increased exploration and production spending by oil and gas companies, which in turn results in increased drilling activity and demand for equipment like ours.

     The  markets  where  we  currently  operate,  offshore  Southeast  Asia and offshore Australia, the Mediterranean Sea, and shallow water U.S. Gulf of Mexico, offer the potential for higher utilization and dayrates. We expect offshore Southeast Asia and offshore Australia to continue to improve over the longer term based on the stronger demand for oil and gas in that region, largely as a result of the significant growth in the region driven by China's rapidly expanding economy. We also believe that there are attractive future opportunities for the ATWOOD HUNTER, which is currently working in the Mediterranean Sea, and that the improving supply and demand balance of jack-up rigs in the U.S. Gulf of Mexico will lead to higher dayrates for our cantilever submersible, the RICHMOND, which competes against these rigs in the shallow waters of that area.

INTERNATIONAL OPERATIONS

     The large majority of our operations are in foreign jurisdictions which we have historically found to be more stable. We believe international operations provide a better opportunity for attractive contracts and returns over the longer term. Since 1970, we have operated in Southeast Asia, Australia, the Far East, the Mediterranean Sea, the Arabian Gulf, the Red Sea, India, Papua New Guinea, East and West Africa, Central and South America, China and the U.S. Gulf of Mexico. Currently, only one rig is working in the U.S. Gulf of Mexico. Of our international operations, over half are currently in Southeast Asia. We have foreign offices in Australia, Malaysia, Indonesia, the United Kingdom, Singapore and Egypt.

     Because most of our operations are foreign, virtually all of our tax provision for fiscal years 2004 and 2003 related to taxes in foreign jurisdictions. Due to operating losses in certain foreign jurisdictions with low or zero effective tax rates, our consolidated effective tax rate for fiscal year 2004 exceeded the U.S. statutory rate and our consolidated effective tax rate for fiscal year 2003 significantly exceeded the U.S. statutory rate. In some instances, our tax rate is based on revenues rather than taxable earnings. To the extent our revenues increase, our effective tax rate should decrease. We have reorganized our foreign operations to improve management and tax efficiencies, which contributed to our lower effective tax rate for fiscal year 2004 and which we expect to lower our effective tax rate in the future.

EMPLOYEES

     We currently employ approximately 1,100 persons in our domestic and foreign operations. In connection with our foreign drilling operations, we are often required by the host country to hire substantial portions of our work force in that country and, in some cases, these employees are represented by foreign unions. To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages.

ENVIRONMENTAL REGULATION

     The transition zone and shallow water areas of the U.S. Gulf of Mexico are ecologically sensitive. Environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of oil and gas companies to drill in these areas. In the U.S., regulations applicable to our operations include regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, as an operator of a mobile offshore drilling unit in navigable U.S. waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or other unauthorized discharges of chemicals or wastes resulting from or related to those operations. Laws and regulations protecting the environment have become more stringent, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position, results of operations or cash flows.

     The U.S. Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act, prohibits the discharge of specified substances into the navigable waters of the Unites States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before specified exploration activities occur. Offshore facilities must also prepare plans addressing spill prevention control and countermeasures. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties.

     The U.S. Oil Pollution Act of 1990, or OPA, and related regulations impose a variety of requirement on "responsible parties" related to the prevention of oils spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to civil or criminal enforcement action. We have taken all steps necessary to comply with this law, and have received a Certificate of Financial Responsibility (Water Pollution) from the U.S. Coast Guard. Our operations in U.S. waters are also subject to various other environmental regulations regarding pollution, and we have taken steps to ensure compliance with these regulations.

     The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the outer continental shelf. Included amon these are regulations that require the preparation of spill contingency plans and establish air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and cancelling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

     The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is also not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

OTHER GOVERNMENTAL REGULATION

     Our non-U.S. contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the importation of and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

     Our worldwide operations are also subject to a variety of laws and regulations designed to improve safety in the businesses in which we operate. International conventions, including Safety of Life at Sea, also referred to as SOLAS, and the Code for Construction of Mobile Offshore Drilling Units, also referred to as the MODU CODE, generally are applicable to our offshore operations. Historically, we have made significant capital expenditures and incurred additional expenses to ensure that our marine rigs comply with applicable local and international health and safety regulations. Our future efforts to comply with these regulations and standards may increase our costs and may affect the demand for our services by influencing energy prices or limiting the areas in which we may drill.

     Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected our earnings, cash flows or competitive position.

SECURITIES LITIGATION SAFE HARBOR STATEMENT

     Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

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

     Important factors that could cause our actual results of operations, financial condition or cash flows to differ include, but are not necessarily limited to:

        o        our dependence on the oil and gas industry;

        o        the operational risks involved in drilling for oil and gas;

        o changes in rig utilization and dayrates in response to the level of activity in the oil and gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and gas prices, which in turn are affected by such things as political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and gas, actions or anticipated actions by OPEC, inventory levels, deliverability constraints, and future market activity;

        o the extent to which customers and potential customers continue to pursue deepwater drilling;

        o exploration success or lack of exploration success by our customers and potential customers;

        o the highly competitive and cyclical nature of our business, with periods of low demand and excess rig availability;

        o the impact of the war with Iraq or other military operations, terrorist acts or embargoes elsewhere;

        o our ability to enter into and the terms of future drilling contracts;

        o        the availability of qualified personnel;

        o our failure to retain the business of one or more significant customers;

        o        the termination or renegotiation of contracts by customers;

        o        the availability of adequate insurance at a reasonable cost;

        o        the occurrence of an uninsured loss;

        o the risks of international operations, including possible economic, political, social or monetary instability, and compliance with foreign laws;

        o the effect SARS or other public health concerns could have on our international operations and financial results;

        o        compliance with or breach of environmental laws;

        o the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

        o        the adequacy of sources of liquidity;

        o currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

        o higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase general and administrative expenses;

        o the actions of our competitors in the offshore drilling industry, which could significantly influence rig dayrates and utilization;

        o changes in the geographic areas in which our customers plan to operate, which in turn could change our expected effective tax rate;

        o changes in oil and gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

        o        rig availability;

        o the effects and uncertainties of legal and administrative proceedings and other contingencies;

        o the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;

        o changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;

        o the risks involved in the construction, upgrade, and repair of our drilling units; and

        o such other factors as may be discussed in our other reports filed with the Securities and Exchange Commission, or SEC.

     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The words "believe," "impact," "intend," "estimate," "anticipate," "plan" and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis incorporated by reference to our Annual Report to Shareholders for fiscal year 2004 in Part II and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY INFORMATION

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's web site at http://www.sec.gov. Our website address is www.atwd.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have adopted a code of ethics applicable to our chief executive officer and our senior financial officers which is also available on our website. We intend to satisfy the disclosure requirement regarding any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K for such event. Unless stated otherwise, information on our website is not incorporated by reference into this report or made a part hereof for any purpose. You may also read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the

SEC at 1-800-SEC-0330 for further information on the public reference rooms and copy charges.

ITEM  2. PROPERTIES

         Information regarding the location and general character of our principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 2004, which is incorporated by reference herein.

         Collectively since fiscal year 1997, we expended $340 million in upgrading seven offshore mobile drilling units. The timing and costs of the various upgrades are as follows:

                                         YEAR UPGRADE
             DRILLING UNITS               COMPLETED            COST OF UPGRADE
      --------------------------       ----------------       ------------------
                                                                (In Millions)

      ATWOOD HUNTER (PHASE I)                   1997                  $ 40
      ATWOOD SOUTHERN CROSS                     1997                    35
      ATWOOD FALCON                             1998                    45
      VICKSBURG                                 1998                    35
      SEAHAWK                                   1999                    22
      ATWOOD EAGLE (PHASE I)                    2000                     8
      RICHMOND                                  2000                     7
      ATWOOD HUNTER (PHASE II)                  2001                    58
      ATWOOD EAGLE (PHASE II)                   2002                    90
                                                                       ---
                                                                      $340
                                                                      ====

     Besides the above upgrades, in 2000 we acquired a semisubmersible hull, SEASCOUT, for $4.5 million. Subsequently, we have expended an additional $4.3 million in engineering, equipment removal and other costs associated with preparing the SEASCOUT for a future upgrade to a tender-assist vessel when an acceptable tender contract opportunity has been identified. In August 2003, our eighth active drilling unit, the newbuild ultra-premium jack-up, ATWOOD BEACON, commenced its initial drilling contract following completion of construction and commissioning. This drilling unit was constructed at a cost of approximately $120 million. On July 25, 2004, all three of the ATWOOD BEACON'S legs and its derrick were damaged while the rig was being positioned. The rigs and its legs were transported to the builder's shipyard in Singapore for inspection and repairs. Presently, we expect repairs to be completed in January 2005. For more information concerning these costs, see Note 3 in Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2004, incorporated by reference herein.

ITEM  3. LEGAL PROCEEDINGS

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of fiscal year 2004, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED SHAREHOLDER MATTERS

     As of December 10, 2004, there were over 750 beneficial owners of our common stock. Our common stock is traded on the New York Stock Exchange.

     We did not pay cash dividends in fiscal years 2003 or 2004 and we do not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of our business. To enable us to maintain our high competitive profile in the industry, we expect to utilize cash reserves at the appropriate time to upgrade existing equipment or to acquire additional equipment. Our credit facility prohibits payment of cash dividends on common stock without lender approval.

     Market information concerning our common stock may be found under the caption heading "Stock Price Information" in our Annual Report to Shareholders for fiscal year 2004, which is incorporated by reference herein.

     Equity compensation plan information  required by this item may be found in
Note 6 to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2004, which is incorporated by reference herein.

ITEM  6. SELECTED FINANCIAL DATA

     Information required by this item may be found under the caption "Five Year Financial Review" in our Annual Report to Shareholders for fiscal year 2004, which is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2004, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information   required  by  this  item  may  be  found  under  the  caption
"Disclosures About Market Risk" in the Company's Annual Report to Shareholders for fiscal year 2004, which is incorporated by reference herein.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2004, which is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

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

ITEM 9B.  OTHER INFORMATION

         None.

PART III

ITEM  10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2005, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  11.         EXECUTIVE COMPENSATION

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2005, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2005, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2005, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2005, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM  15.         EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND EXHIBITS

1.       FINANCIAL STATEMENTS

         The following financial statements, together with the report of PricewaterhouseCoopers LLP dated December , 2004 appearing in our Annual Report to Shareholders for fiscal year 2004, are incorporated by reference herein:

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheets as of September 30, 2004 and 2003

                  Consolidated Statements of Operations for each of the three years in the period ended September 30, 2004

                  Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2004

                  Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2004

                  Notes to Consolidated Financial Statements

2.       EXHIBITS

                  See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.

                  The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

                  Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company - See
                  Exhibit 4.1 hereof.

                  Atwood Oceanics, Inc. 1990 Stock Option Plan - See
                  Exhibit 10.1.1 hereof.

                  Form of Atwood Oceanics, Inc. Stock Option Agreement (1990 Stock Option Plan) - See Exhibit 10.1.2 hereof.

                  Amendment No. 1 to the Atwood Oceanics, Inc. 1990 Stock Option Plan - See Exhibit 10.1.3 hereof.

                  Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1990 Stock Option Plan) - See Exhibit
                  10.1.4 hereof.

                  Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.1 hereof.

                  Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.3.2 hereof.

                  Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.3 hereof.

                  Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See
                  Exhibit 10.3.4 hereof.

                  Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.5 hereof.

                  Atwood Oceanics, Inc. 2001 Stock Incentive Plan - See
                  Exhibit 10.3.6 hereof.

                  Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2004 - See Exhibit
                  10.4.1 hereof.

                  Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2005 - See Exhibit
                  10.4.2 hereof.

                  Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin - See Exhibit 10.5.1 hereof.

                  Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland - See Exhibit 10.5.2 hereof.

                  Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley - See Exhibit 10.5.3 hereof.

(b) REPORTS ON FORM 8-K

         On July 13, 2004, we furnished a report on Form 8-K announcing that Conoco exercised three remaining options and added one more well to the ATWOOD BEACON drilling program and that the ATWOOD EAGLE has two remaining wells for BHP.

         On July 26, 2004, we filed a report on Form 8-K announcing that the ATWOOD BEACON incurred unexpected leg penetration on two of its legs while positioning for its next well in Indonesia.

         On July 29, 2004, we furnished a report on Form 8-K announcing our earnings for the quarter ended June 30, 2004, that the ATWOOD SOUTHERN CROSS was awarded a contract by Daewoo International Corporation for two firm wells plus one option well offshore Myanmar, that the ATWOOD BEACON incurred damage to all three legs and the derrick from its July 25, 2004 incident and that the ATWOOD EAGLE was drilling its fifth well for BHP Billiton Petroleum.

         On August 4, 2004, we furnished a report on Form 8-K announcing that the ATWOOD SOUTHERN CROSS had its second of four option wells exercised by Murphy Sarawak Oil Company, Ltd. and that the ATWOOD FALCON had the first of its three option wells exercised by Sarawak Shell Berhad.

         On August 12, 2004, we furnished a report on Form 8-K announcing that the ATWOOD BEACON drilling unit was transported to the builder's shipyard in Singapore for inspection with the Company beginning the process of recovering its legs.

         On September 1, 2004, we furnished a report on Form 8-K announcing that one of the ATWOOD BEACON'S three legs had been recovered and was being transported to the builder's shipyard and that the ATWOOD BEACON had been awarded a contract for a drilling program in Vietnam.

         On September 22, 2004, we filed a report on Form 8-K announcing that all three of the legs on the ATWOOD BEACON had been recovered and transported to the builder's shipyard in Singapore for repairs, with the ATWOOD BEACON expected to be ready to begin operating in Vietnam by the end of January 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ATWOOD OCEANICS, INC.

                           /S/ JOHN R. IRWIN
                           JOHN R. IRWIN, President and Chief Executive Officer
                           DATE:  December 10, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /S/ JAMES. M. HOLLAND                             /S/ JOHN R. IRWIN
 ---------------------                             -----------------
 JAMES M. HOLLAND                                  JOHN R. IRWIN
 Senior Vice President and                         President, Chief Executive
 Chief Financial Officer                           Officer and Director
 (Principal Financial and Accounting Officer)      (Principal Executive Officer)
 Date:  December 10, 2004                          Date:  December 10, 2004

 /S/ ROBERT W. BURGESS                             /S/ GEORGE S. DOTSON
 ---------------------                             --------------------
 ROBERT W. BURGESS                                 GEORGE S. DOTSON
 Director                                          Director
 Date:  December 10, 2004                          Date:  December 10, 2004

 /S/ HANS HELMERICH                                /S/ WILLIAM J. MORRISSEY
 ------------------                                ------------------------
 HANS HELMERICH                                    WILLIAM J. MORRISSEY
 Director                                          Director
 Date:  December 10, 2004                          Date:  December 10, 2004

 /S/ DEBORAH A. BECK
 DEBORAH A. BECK
 Director
 DATE:  December 10, 2004

                                  EXHIBIT INDEX

3.1.1 Restated Articles of Incorporation dated January 25, 1972 (Incorporated herein by reference to Exhibit 3.1.1 of our Form 10-K for the year ended September 30, 2002).

3.1.2 Articles of Amendment dated March 28, 1975 (Incorporated herein by reference to Exhibit 3.1.2 of our Form 10-K for the year ended September 30, 2002).

3.1.3 Articles of Amendment dated March 20, 1992 (Incorporated herein by reference to Exhibit 3.1.3 of our Form 10-K for the year ended September 30, 2002).

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

4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002.)

10.1.1 Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 of our Form 10-K for the year ended September 30, 1993).

10.1.2 Form of Atwood Oceanics, Inc. Stock Option Agreement - 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1.2 of our Form 10-K for the year ended September 30, 1999).

10.1.3 Amendment No. 1 to the Atwood Oceanics, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1.3 of our Form 10-K for the year ended September 30, 1999).

10.1.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1.4 of our Form 10-K for the year ended September 30, 1999).

10.3.1 Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 1997).

10.3.2 Form of Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.3.3 Amendment No. 1 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.3.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement -1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.3.4 of our Form 10-K for the year ended September 30, 1999).

10.3.5 Amendment No. 2 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Appendix A to our Form DEF14A filed January 12, 2001).

10.3.6 Atwood Oceanics, Inc. 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix A to our Form DEF14A filed
         January 15, 2002).

10.4.1 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2004 (Incorporated herein by reference to Exhibit 10.4.2 of our Form 10-K for the year ended September 30, 2003).

*10.4.2 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2005.

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

10.7 Credit Agreement for $225 million dated April 1, 2003 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions. (Incorporated herein by reference to Exhibit 99.1 of our 8-K filed April 7, 2003).

10.8 Pooled Assignment and First Amendment to Credit Agreement dated June 27, 2003 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 99.1 of our Form 8-K filed July 30, 2003).

10.9 Second Amendment to Credit Agreement dated June 27, 2003 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 99.2 of our Form 8-K filed July 30, 2003).

10.10 Third Amendment to Credit Agreement dated November 12, 2003 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions. (Incorporated herein of reference to Exhibit 99.2 of our Form 8-K filed November 13, 2003).

*13.1    Annual Report to Shareholders.

*21.1    List of Subsidiaries.

*23.1    Consent of Independent Registered Public Accounting Firm.

*31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *Filed herewith