Form 10-Q
period 2004-12-31
ATWOOD OCEANICS INC
filed 2005-02-09
CIK 8411

------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2004
                         COMMISSION FILE NUMBER 1-13167

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of January 31, 2005: 15,169,426 shares of common stock $1 par value

-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                     For the Quarter Ended December 31, 2004

                                      INDEX

Part I. Financial Information

   Item 1.  Unaudited Condensed Consolidated Financial Statements          Page

        a) Condensed Consolidated Statements of Operations
           For the Three Months Ended December 31, 2004 and 2003..............6

        b) Condensed Consolidated Balance Sheets
           As of December 31, 2004 and September 30, 2004.....................7

        c) Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended December 31, 2004 and 2003..............8

        d) Condensed Consolidated Statement of Changes in Shareholders'
           Equity for the Three Months Ended December 31, 2004................9

        e) Notes to Condensed Consolidated Financial Statements..............10


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................15

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......20

   Item 4.  Controls and Procedures..........................................21

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K.................................22

Signature....................................................................24

Certifications...............................................................26

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     This Form 10-Q for the quarterly period ended December 31, 2004 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

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

     - higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions and other factors that could increase general and administrative expenses;

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



                                                      Three Months Ended
                                                          December 31,
                                             ---------------------------------
                                                  2004                2003
                                                -------             ------
                                                             (Unaudited)
REVENUES:
Contract drilling                                 $38,986            $35,325
Business interruption proceeds                      6,440                  -
                                                  -------            -------
                                                   45,426             35,325
                                                  -------            -------

COSTS AND EXPENSES:
Contract drilling                                  25,203             22,533
Depreciation                                        6,526              7,842
General and administrative                          3,571              2,688
                                                  -------            -------
                                                   35,300             33,063
                                                  -------            -------
OPERATING INCOME                                   10,126              2,262
                                                  -------            -------

OTHER INCOME (EXPENSE)
Interest expense                                   (2,018)            (2,334)
Interest income                                        35                  8
                                                  -------            -------
                                                   (1,983)            (2,326)
                                                  -------            -------
INCOME (LOSS)  BEFORE INCOME TAXES                  8,143                (64)
PROVISION (BENEFIT) FOR INCOME TAXES                 (507)             1,840
                                                  -------            -------
NET INCOME (LOSS)                                  $8,650            ($1,904)
                                                  =======            =======

EARNINGS (LOSS) PER COMMON SHARE:
            Basic                                  $ 0.57             $(0.14)
            Diluted                                  0.56              (0.14)
AVERAGE COMMON SHARES OUTSTANDING:
            Basic                                  15,079             13,852
            Diluted                                15,422             13,852


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)





                                                               December 31,                September 30,
                                                                   2004                         2004
                                                             -----------------            -----------------
                                                                              (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $24,880                      $16,416
    Accounts receivable                                                29,559                       32,475
    Insurance receivable                                                9,820                       25,433
    Inventories of materials and supplies                              13,506                       12,648
    Deferred tax assets                                                    40                          290
    Prepaid expenses and other                                          4,352                        5,704
                                                                    ---------                     --------
      Total Current Assets                                             82,157                       92,966
                                                                    ---------                     --------

NET PROPERTY AND EQUIPMENT                                            407,590                      401,141
                                                                    ---------                     --------

DEFERRED COSTS AND OTHER ASSETS                                         3,502                        4,829
                                                                    ---------                     --------
                                                                     $493,249                     $498,936
                                                                    =========                     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable                                $36,000                      $36,000
   Accounts payable                                                     6,505                        9,398
   Accrued liabilities                                                 11,369                       13,822
   Deferred Credits                                                       333                          833
                                                                    ---------                     --------
       Total Current Liabilities                                       54,207                       60,053
                                                                    ---------                     --------

LONG-TERM DEBT,
   net of current maturities:                                          81,000                      145,000
                                                                    ---------                     --------
                                                                       81,000                      145,000
                                                                    ---------                     --------

OTHER LONG TERM LIABILITIES:
     Deferred income taxes                                             18,630                       18,930
     Deferred credits and other                                         3,838                        3,364
                                                                    ---------                     --------
                                                                       22,468                       22,294
                                                                    ---------                     --------
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
         1,000 shares authorized,  none outstanding                         0                            0
    Common stock, $1 par value, 20,000 shares
          authorized with 15,110 and 13,873 issued
          and outstanding at December 31, 2004 and
          September 30, 2004, respectively                             15,110                       13,873
    Paid-in capital                                                   112,015                       57,917
    Retained earnings                                                 208,449                      199,799
                                                                    ---------                     --------
        Total Shareholders' Equity                                    335,574                      271,589
                                                                    ---------                     --------
                                                                     $493,249                     $498,936
                                                                    =========                     ========



The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)



                                                                                Three Months Ended December 31,
                                                                             -----------------------------------------
                                                                                 2004                       2003
                                                                            ----------------            -------------
                                                                                             (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                            $ 8,650                 $ (1,904)
         Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
              Depreciation                                                            6,526                    7,842
              Amortization of debt issuance costs                                       201                      165
              Amortization of deferred items                                            158                       63
              Deferred income tax benefit                                               (50)                    (600)
         Changes in assets and liabilities:
              Collection of insurance receivable                                      4,233                        -
              Decrease in accounts receivable                                         2,916                   10,085
              Decrease (increase) in inventory                                         (858)                     507
              Decrease (increase) in deferred costs and other assets                  2,083                      (83)
              Decrease in accounts payable                                           (2,893)                  (6,656)
              Decrease in accrued liabilities                                        (2,453)                    (321)
              Net mobilization fees and credits                                         211                   (5,327)
              Other increases                                                            -                       907
                                                                                   --------                  -------
                Net cash provided by operating activities                            18,724                    4,678
                                                                                   --------                  -------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                        (12,988)                    (647)
        Collection of insurance receivable                                           11,380                        -
        Other                                                                            13                        6
                                                                                   --------                  -------
               Net cash used by investing activities                                 (1,595)                    (641)
                                                                                   --------                  -------

CASH FLOW FROM FINANCING ACTIVITIES:
        Debt issuance costs paid                                                          -                     (343)
        Proceeds from stock offering                                                 53,607                        -
        Proceeds from exercise of stock options                                       1,728                        8
        Principal payments on debt                                                  (64,000)                  (6,000)
                                                                                   --------                   ------
                       Net cash used by financing activities                         (8,665)                  (6,335)
                                                                                   --------                   ------

NET INCRESE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   8,464                   (2,298)
CASH AND CASH EQUIVALENTS, at beginning of period                                  $ 16,416                 $ 21,551
                                                                                   --------                 --------
CASH AND CASH EQUIVALENTS, at end of period                                        $ 24,880                 $ 19,253
                                                                                   ========                 ========


---------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                               IN SHAREHOLDERS' EQUITY





--------------------------------------------------------------------------------------------------------------------
                                                                                                          Total
                                                    Common Stock            Paid-in       Retained    Stockholders'
(In thousands)                                  Shares        Amount        Capital       Earnings       Equity
--------------------------------------------------------------------------------------------------------------------

September 30, 2004                             13,873       $13,873        $ 57,917       $199,799     $271,589
   Net income                                       -             -               -          8,650        8,650
   Exercise of employee stock options              62            62           1,666              -        1,728
   Stock offering                               1,175         1,175          52,432              -       53,607
                                               ------       -------        --------       --------     --------
December 31, 2004                              15,110       $15,110        $112,015       $208,449     $335,574
                                               ======       =======        ========       ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of December 31, 2004 and for each of the three month periods ended December 31, 2004 and 2003, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2004. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2004. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations for the periods presented.


2.   SIGNIFICANT ACCOUNTING POLICIES

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method.

     We apply the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation costs have been recognized in net income from the granting of options pursuant to our stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Had compensation costs been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

                                                      Three Months Ended
                                                          December 31,
                                                      ------------------
                                                    2004            2003
                                                   ------         -------

Net income (loss), as reported                     $8,650         $(1,904)
                                                   ------         -------
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects              (648)           (625)
                                                   ------         -------

Pro Forma, net income                              $8,002         $(2,529)
                                                   ======         =======

Earnings (loss) per share:
     Basic - as reported                           $ 0.57         $ (0.14)
     Basic - pro forma                               0.53           (0.18)

     Diluted - as reported                         $ 0.56         $ (0.14)
     Diluted - pro forma                             0.52           (0.18)



     The fair value of grants made during the current fiscal year-to-date period were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate - 4.27%, expected volatility - 35%, expected life - 6 years, and no dividend yield.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). We plan to adopt SFAS 123(R) on July 1, 2005 using the modified prospective method without restatement of prior interim periods of the current fiscal year. The impact of adopting SFAS 123(R) will be to record expense for previously-issued but unvested employee stock options and any employee stock options that we issue in the future. We expect the dollar impact on our financial statements to be consistent with the impact previously disclosed above in the pro forma disclosure requirements of SFAS No. 123, beginning with the fourth quarter of fiscal year 2005.

3. EARNINGS (LOSS) PER COMMON SHARE

         The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):




                                                   Three Months Ended
                                         ----------------------------------
                                             Net                  Per Share
                                           Income       Shares      Amount
                                        ----------     --------   ----------
 December 31, 2004:
       Basic loss per share               $ 8,650       15,079      $ 0.57
       Effect of dilutive securities  -
               Stock options                 ---           343      $(0.01)
                                          -------       ------      ------

       Diluted earnings per share         $ 8,650       15,422      $ 0.56
                                          =======       ======      ======

 December 31, 2003:
       Basic loss per share               ($1,904)      13,852      ($0.14)
       Effect of dilutive securities  -
               Stock options                  ---          ---         ---
                                          -------      -------     -------

       Diluted loss per share             $(1,904)      13,852     $ (0.14)
                                          =======       ======     =======

4.       PROPERTY AND EQUIPMENT

         A summary of property and equipment by classification is as follows (in thousands):


                                                  December 31,     September 30,
                                                      2004             2004
                                                 -------------     -------------

Drilling vessels and related equipment
    Cost                                          $ 621,561         $ 608,584
    Accumulated depreciation                       (217,725)         (211,544)
                                                  ---------         ---------
                                                    403,836           397,040
                                                  ---------         ---------

Drill pipe
    Cost                                             10,240            10,240
    Accumulated depreciation                         (7,531)           (7,259)
                                                  ---------         ---------
    Net book value                                    2,709             2,981
                                                  ---------         ---------

Furniture and other
    Cost                                              7,519             7,635
    Accumulated depreciation                         (6,474)           (6,515)
                                                  ---------         ----------
    Net book value                                    1,045             1,120
                                                  ---------         ----------

           NET PROPERTY AND EQUIPMENT             $ 407,590         $ 401,141
                                                  =========         =========


     Effective October 1, 2004, we extended the remaining depreciable life of the SEAHAWK from 2 months to 5 years, due to a recent contract that extends the rig's commercial viability for up to 5 years. We believe that this change in depreciable life provides a better matching of the revenues and expenses of this asset over its anticipated remaining useful life and will continue to depreciate this rig on a straight-line method over for the remainder of the extended period. As a result of the change in depreciable life from 2 months to 5 years, depreciation expense was reduced and net income was increased for the three months ended December 31, 2004, by approximately $950,000, or $.06 per share and depreciation expense going forward will be higher than it otherwise would have been.


5.       COMMITMENTS AND CONTINGENCIES

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

6. CAPITAL STOCK

     In October 2004, we sold in a public offering 1,175,000 shares of our common stock at an effective net price (before expenses) of $45.83 for net proceeds of approximately $53.6 million. We used these proceeds and cash on hand to repay the $55 million outstanding as of September 30, 2004 under the revolving portion of our senior secured credit facility.


7. ATWOOD BEACON

     The ATWOOD BEACON incurred damage to all three legs and the derrick while positioning for a well offshore of Indonesia in July 2004. The rig and its damaged legs were transported to the builder's shipyard in Singapore for inspections and repairs. At September 30, 2004, the book basis of the ATWOOD BEACON was reduced by $16.3 million which is the estimated reduction in value caused by the incident. During the three months ended December 31, 2004, approximately $11.4 million of capitalized costs were incurred to restore the rig to its condition prior to the incident. During this period, we collected approximately $15.6 million of the $25.4 million insurance receivable recorded as of September 30, 2004. In addition, we also collected all of the $6.4 million of business interruption proceeds earned during the current quarter. We expect to collect the remaining approximate $9.8 million insurance receivable in the second quarter of fiscal year 2005.


8. INCOME TAXES

     Virtually all of our tax provision for each of the three months ended December 31, 2004 and 2003 relates to taxes in foreign jurisdictions. Accordingly, due to the operating loss in the United States and the operating losses in certain nontaxable jurisdictions during the three months ended December 31, 2003, our effective tax rate for the 2003 period exceeds the U.S. statutory rate.

     In December 2004, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, we earned revenue from our loss of hire insurance coverage on the ATWOOD BEACON in a zero tax jurisdiction during the three months ended December 31, 2004. As a result, our effective tax rate for the 2004 period was significantly less than the United States statutory rate.

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

MARKET OUTLOOK

     Current worldwide utilization of offshore drilling units is approximately 87% compared to approximately 80% in January 2004. Recent contract awards for some of our drilling units reflect higher dayrates resulting from strengthening market conditions. We have experienced higher bid activity levels for our drilling units for near term contracts and increasing inquiries from our clients for programs commencing in the second half of calendar 2005 and in calendar 2006. We believe that our eight key drilling units (seven upgraded units and one newly constructed unit) are well placed to take advantage of the upside from increasing dayrates and improvement in our international markets.

     During the quarter ended December 31, 2004, all eight of our active drilling units were 100% utilized except for the SEAHAWK and the ATWOOD BEACON. The SEAHAWK incurred 12 days of idle time between the completion of its contract in Malaysia with ExxonMobil and the commencement of its current contract in Malaysia with Sarawak Shell. The impact of this idle time was offset by the $1.8 million in demobilization revenue received from ExxonMobil. The SEAHAWK has been awarded a contract commitment for two years firm work in Equatorial Guinea starting in calendar 2006. We are in discussions for work for the SEAHAWK to bridge most of the gap between the completion of its current work (estimated in late February to early March 2005) and its preparation for its contract commitment in calendar 2006. Based upon these discussions, the SEAHAWK could incur 6 to 8 weeks of idle time between completion of its current contract and prior to commencement of its next contract in Southeast Asia. The repairs to the ATWOOD BEACON from damage it incurred in July 2004 were completed on schedule in January 2005. We earned approximately $6.4 million in business interruption proceeds in the quarter ended December 31, 2004 under the ATWOOD BEACON's loss of hire insurance coverage. In January 2005, the ATWOOD BEACON was mobilized to Vietnam to commence working under a contract which should keep it employed into calendar 2006.

     In January 2005, the ATWOOD SOUTHERN CROSS incurred around ten days of zero rate time following the completing of its contract offshore Malaysia and the commencement of its mobilization for its current contract offshore Myanmar. We also anticipate that the ATWOOD SOUTHERN CROSS could incur up to four weeks of additional downtime in the third quarter of fiscal year 2005 following the completion of its current contract. We expect that the ATWOOD HUNTER, ATWOOD EAGLE, ATWOOD FALCON, VICKSBURG and RICHMOND will be highly utilized during the remainder of fiscal year 2005.

     We are optimistic about the longer-term outlook and fundamentals of the offshore drilling market. With the expected downtime for the SEAHAWK and ATWOOD SOUTHERN CROSS during a portion of the next two quarters in jurisdictions with a higher effective tax rate than the U.S. statutory rate, we expect net income for these quarters to be below the net income for the first quarter; however, compared to fiscal year 2004, we expect fiscal year 2005 will reflect increasing earnings and cash flows.

RESULTS OF OPERATIONS

     Revenues for the three months ended December 31, 2004 increased 29% compared to the three months ended December 31, 2003. A comparative analysis of revenues is as follows:


                                              REVENUES
                                             (In millions)
                         ---------------------------------------------------
                                  Three Months Ended December 31,
                         ---------------------------------------------------
                            2004                2003               Variance
                           ------              ------              --------

ATWOOD EAGLE               $ 8.5               $ 4.7                $ 3.8
ATWOOD HUNTER                5.6                 2.7                  2.9
ATWOOD BEACON                6.4                 4.4                  2.0
ATWOOD FALCON                7.7                 6.0                  1.7
RICHMOND                     2.7                 2.2                  0.5
VICKSBURG                    5.9                 5.8                  0.1
ATWOOD SOUTHERN CROSS        3.6                 3.9                 (0.3)
SEAHAWK                      4.4                 5.2                 (0.8)
OTHER                        0.6                 0.4                  0.2
                             ---                 ---                  ---
                           $45.4               $35.3                $10.1
                           =====               =====                =====


     The increase in revenue for the ATWOOD EAGLE was due to being 100% utilized and earning dayrates ranging from $89,000 - $109,000 during the current quarter compared to an approximate 60% utilization at a dayrate of $90,000 during the first quarter of the prior fiscal year. Revenue for the ATWOOD HUNTER increased due to 100% utilization at a dayrate of approximately $62,000 during the quarter ended December 31, 2004 compared to 80% utilization at dayrates ranging from $40,000 - $44,000 during the quarter ended December 31, 2003. The ATWOOD BEACON earned loss of hire insurance at $70,000 per day during the first quarter of the current fiscal year compared to earning an operating dayrate of approximately $52,000 during the first quarter of the prior fiscal year. For approximately 20 days of the first quarter of the prior fiscal year, the ATWOOD FALCON was being mobilized to Japan and was thus, not earning revenue during this period as the lump sum mobilization revenue earned while relocating was amortized over the firm operating period of the contract. The increase in revenue for the RICHMOND was due to earning a dayrate of $29,000 in the current quarter compared to a dayrate range of $23,000 - $24,000 in the same quarter in the prior fiscal year. Revenues for the VICKSBURG and ATWOOD SOUTHERN CROSS were comparable to the same period for in the prior year, while the decrease in revenue for the SEAHAWK was attributable to the fact that for the quarter ended December 31, 2003, there were two months amortization of deferred upgrade revenue of approximately $1.3 million compared to no amortization of such revenue in the quarter ended December 31, 2004 as amortization of the upgrade revenue ended November 2003.

     Contract drilling costs for the three months ended December 31, 2004 increased 12% compared to the three months ended December 31, 2003. An analysis of contract drilling costs by rig is as follows:


                                    CONTRACT DRILLING COSTS
                                       (In millions)
                        -------------------------------------------------
                                Three Months Ended December 31,
                        -------------------------------------------------
                          2004                2003             Variance
                         ------              ------            --------

ATWOOD EAGLE             $ 5.3               $ 3.8              $ 1.5
ATWOOD FALCON              3.3                 2.4                0.9
SEAHAWK                    2.4                 2.1                0.3
VICKSBURG                  2.5                 2.2                0.3
ATWOOD BEACON              2.4                 2.2                0.2
RICHMOND                   2.0                 1.9                0.1
ATWOOD HUNTER              2.9                 2.9                  -
ATWOOD SOUTHERN CROSS      3.0                 4.4               (1.4)
OTHER                      1.4                 0.6                0.8
                         -----               -----              -----
                         $25.2               $22.5              $ 2.7
                         =====               =====              =====


     The increase in drilling costs for the ATWOOD EAGLE was due to an approximate $20,000 per day higher salary expense attributable to higher Australian labor costs and additional rig personnel required due to local operating requirements in Australia during the quarter ended December 31, 2004, compared to operating in West Africa, its location in the first quarter of the prior fiscal year. As mentioned earlier, the ATWOOD FALCON was relocating to Japan for approximately 20 days during the quarter ended December 31, 2003, and thus, all costs incurred during the mobilization period were deferred and subsequently amortized over the firm operating portion of the contract. The increase in drilling costs for the SEAHAWK and VICKSBURG were due to higher repair and maintenance expenses incurred on the rigs during the current quarter as compared to the same quarter of the prior fiscal year. The RICHMOND and ATWOOD HUNTER experienced a similar level of drilling costs compared to the first quarter of the prior year, while drilling costs for the ATWOOD SOUTHERN CROSS decreased due to the fact the rig incurred approximately $1.6 million of boat towing costs while relocating from Egypt to India during the quarter ended December 31, 2003 compared to no such costs in the quarter ended December 31, 2004. Despite being under repair for the entire quarter ended December 31, 2004, the ATWOOD BEACON incurred labor, insurance, supplies and other drilling costs during the quarter. Other drilling costs have increased as the prior fiscal year quarter includes an insurance premium refund of approximately $500,000.

         An analysis of depreciation expense by rig for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 is as follows:


                                         DEPRECIATION EXPENSE
                                              (In millions)
                               -------------------------------------------
                                   Three Months Ended December 31,
                               -------------------------------------------
                                 2004          2003         Variance
                                ------        ------        ---------

ATWOOD SOUTHERN CROSS           $ 1.1         $ 1.0          $ 0.1
ATWOOD FALCON                     0.7           0.7              -
VICKSBURG                         0.7           0.7              -
ATWOOD HUNTER                     1.3           1.3              -
RICHMOND                          0.2           0.2              -
ATWOOD EAGLE                      1.2           1.3           (0.1)
ATWOOD BEACON                     1.2           1.3           (0.1)
SEAHAWK                           0.1           1.2           (1.1)
OTHER                             0.0           0.1           (0.1)
                                -----         -----         ------
                                $ 6.5         $ 7.8         $ (1.3)
                                =====         =====         ======



     Effective October 1, 2004, we extended the remaining depreciable life of the SEAHAWK from 2 months to 5 years which resulted in reduction of depreciation expense of $950,000 as discussed in Note 4. The depreciable life of this rig was extended based upon a recent contract that extends the rig's commercial viability for up to 5 years, coupled with our intent to continue marketing and operating the rig beyond 2 months.

     General and administrative expenses for the first quarter of fiscal year 2005 increased compared to the first quarter of the prior fiscal year due to the fact that $0.8 million in bonuses were paid during the current quarter versus no bonus payments in the prior fiscal year. Although the level of our outstanding debt has been reduced significantly from the prior fiscal year, interest expense has only decreased slightly due to rising interest rates.

     Virtually all of our tax provision for each of the three months ended December 31, 2004 and 2003 relates to taxes in foreign jurisdictions. In December 2004, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, we earned revenue from our loss of hire insurance coverage on the ATWOOD BEACON in a zero tax jurisdiction during the three months ended December 31, 2004. As a result, our effective tax rate for this period was significantly less than the United States statutory rate. This effective tax rate for the current quarter is also significantly less when compared to the first quarter of the prior year due to an operating loss in the United States and operating losses in certain nontaxable jurisdictions which produced an effective tax rate significantly higher than the United States statutory rate for the three months ended December 31, 2003. Excluding any other discrete items that may be incurred, we expect our effective tax rate to be within a range of 15 to 20% for fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES


     Due to the cyclical nature of the offshore drilling industry, maintaining high equipment utilization of our eight active drilling units in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. Since fiscal year 2000, net cash provided by operating activities ranged from a low of approximately $14 million in fiscal year 2003 to a high of approximately $62 million in fiscal year 2001, with net cash provided by operating activities in fiscal year 2004 of approximately $26 million. Net cash provided by operating activities for the quarter ended December 31, 2004 was approximately $19 million. We expect that in fiscal year 2005, net cash provided by operating activities will range between $40 and $50 million. Our operating cash flows are primarily driven by our operating income, which reflects dayrate and rig utilization. Assuming higher dayrates and strengthening market conditions, we should have higher cash flows and earnings in fiscal year 2005 compared to fiscal year 2004. Currently, our existing cash commitments for the remainder of fiscal year 2005 and beyond, outside of funding current rig operations, and restoration of the ATWOOD BEACON which is fully reimbursed through insurance, includes annual capital expenditures of $6 to $10 million for maintenance of our eight active drilling rigs and quarterly repayments of $9 million under the term portion of our senior secured credit facility. We expect to generate sufficient cash flows from operations to satisfy these obligations.

     At December 31, 2004, we had $117 million outstanding under the term portion of our senior secured credit facility. In October 2004, upon concluding our 1,175,000 stock offering, we repaid the $55 million then outstanding under the revolving portion of our senior secured credit facility with proceeds from the offering and cash on hand. In January 2005, we re-borrowed $10 million under the revolving portion of our senior secured credit facility. We currently have approximately $89 million of available borrowing capacity and with a debt to total capitalization ratio currently less than 30%, we expect to remain in compliance with all financial covenants during the remainder of fiscal year 2005. The collateral for our senior secured credit facility consists primarily of preferred mortgages on all eight of our active drilling units (with an aggregate net book value at December 31, 2004 totaling approximately $391 million). We are required to pay a fee of approximately .80% per annum on the unused portion of the revolving loan facility and certain other administrative costs.

     The SEASCOUT, a semisubmersible hull planned for future conversion and upgrade to a semisubmersible tender assist vessel, continues to be cold-stacked. We expect that the cost to convert and upgrade the SEASCOUT to be approximately $70 million. We have no current capital commitments on the SEASCOUT, as we do not expect to undertake a conversion and upgrade until an acceptable contract opportunity has been secured and adequate financing is in place. We continue to periodically increase and adjust our planned capital expenditures and financing of such expenditures in light of current market conditions.

     Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. The insurance receivable of approximately $25 million at September 30, 2004 and approximately $10 million at December 31, 2004 related to repairs made to the ATWOOD BEACON. We expect to encounter no difficulty in collecting the remaining approximately $10 million due from the repairs made to the ATWOOD BEACON.

                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse change in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     With the interest rate on our long-term debt under our current credit facilities at a floating rate, the outstanding long-term debt of $117 million at December 31, 2004 approximates its fair value. The impact on annual cash flow of a 10% change in the floating rate (approximately 45 basis points) would be approximately $0.5 million, which we do not believe to be material. We did not have any open derivative contracts relating to our floating rate debt at December 31, 2004.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on December 31, 2004 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.6 million, which we do not believe to be material. We did not have any open derivative contracts relating to foreign currencies at December 31, 2004.

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

        *31.1    Certification of Chief Executive Officer

        *31.2    Certification of Chief Financial Officer

        *32.1 Certificate of Chief Executive Officer pursuant to Section 9006 of Sarbanes - Oxley Act of 2002.

        *32.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith

(b)      Reports on Form 8-K


1) On October 5, 2004, we filed a report on Form 8-K announcing that we had filed a preliminary prospectus supplement for an underwritten joint public offering with a selling shareholder of a total of 2,000,000 shares of common stock pursuant to effective shelf registration statements on Form S-3 previously filed with the Securities and Exchange Commission.

2) On October 14, 2004, we filed a report on Form 8-K announcing that we had entered into an underwriting agreement with Goldman, Sachs & Co., Credit Suisse First Boston LLC, Jefferies & Company, Inc.,
        Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated related to our underwritten joint public offering with a selling shareholder of a total of 2,175,000 shares of our common stock at a public offering price of $48.50 per share less the underwriters discount of $2.67 per share, for net proceeds before expenses of $45.83 per share pursuant to effective shelf registration statement on Form S-3 previously filed with the Security and Exchange Commission.

3) On October 19, 2004, we filed a report on Form 8-K announcing the closing of our underwritten joint public offering with a selling shareholder of a total of 2,175,000 shares of common stock at a public offering price of $48.50 per share less the underwriter discount of $2.67 per share, for net proceeds before expenses of $45.83 per share pursuant to effective shelf registration statements on Form S-3 previously filed with the Securities and Exchange Commission.

4) On October 20, 2004, we furnished a report on Form 8-K announcing that the SEAHAWK had completed its contract with ExxonMobil Exploration & Production Malaysia Inc. and had received a commitment from Sarawak Shell Berhad ("Shell") to use the rig to drill a two-well program offshore Malaysia and providing an update on contract status for our other drilling units.

5) On November 1, 2004, we filed a report on Form 8-K announcing that the ATWOOD FALCON had been awarded a contract with Japan Energy Development Co., Ltd. to drill one firm well with an option to drill one additional well off the coast of Japan and that the ATWOOD EAGLE has been awarded additional work under an existing contract with Woodside Energy, Ltd.

6) On November 16, 2004, we furnished a report on Form 8-K announcing our earnings for the quarter and year ended September 30, 2004, along with supporting information.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ATWOOD OCEANICS, INC.
                                 (Registrant)




Date:  February 9, 2005          /s/JAMES M. HOLLAND_
                                 James M. Holland
                                 Senior Vice President, Chief Financial
                                 Officer, Chief Accounting Officer and
                                 Secretary

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION


        3.1.1 Restated Articles of Incorporation dated January 1972 (Incorporated herein by reference to Exhibit 3.1.1 of our Form 10-K for the year ended September 30, 2002).

        3.1.2 Articles of Amendment dated March 1975 (Incorporated herein by reference to Exhibit 3.1.2 of ourForm 10-K for the year ended September 30, 2002).

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

Date: February 9, 2005

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

Date: February 9, 2005

                  /s/ JAMES M. HOLLAND
                  James M. Holland
                  Chief Financial Officer

                                                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    February 9, 2005                 /s/ JOHN R. IRWIN
                                          John R. Irwin
                                          President and Chief Executive Officer

                                                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    February 9, 2005                 /s/JAMES M. HOLLAND
                                          James M. Holland
                                          Senior Vice President and
                                          Chief Financial Officer