Form 10-Q
period 2005-03-31
ATWOOD OCEANICS INC
filed 2005-05-05
CIK 8411

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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


               Registrant's telephone number, including area code:
                                  281-749-7800
                                  ------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2005: 15,241,976 shares of common stock $1 par value

-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2005

                                      INDEX


Part I. Financial Information

   Item 1. Unaudited Financial Statements                                   Page

   a) Condensed Consolidated Statements of Operations
         For the Three Months and Six Months Ended March 31, 2005 and 2004.....6

   b) Condensed Consolidated Balance Sheets
         As of March 31, 2005 and September 30, 2004...........................7

   c) Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended March 31, 2005 and 2004......................8

   d) Condensed Consolidated Statement of Changes in Shareholders' Equity......9

   e) Notes to Condensed Consolidated Financial Statements....................10

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... .15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........18

   Item 4. Controls and Procedures............................................19

Part II. Other Information

   Item 5. Submission of Matters to a Vote of Security Holders................20

   Item 6. Exhibits ..........................................................21

Signatures....................................................................22

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     This Form 10-Q for the quarterly period ended March 31, 2005 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

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

     - changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws; and

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


                                PART I. ITEM I - FINANCIAL STATEMENTS
                               ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands, except per share amounts)



                                              Three Months Ended                  Six Months Ended
                                                    March 31,                         March 31,
                                          ---------------------------        ---------------------------
                                               2005           2004              2005             2004
                                            --------        -------           -------          -------
                                                 (Unaudited)                      (Unaudited)
REVENUES:
Contract drilling                           $ 39,801        $ 36,810          $ 78,787       $ 72,135
Business interruption proceeds                 1,216               -             7,656              -
                                            --------        --------          --------       --------
                                              41,017          36,810            86,443         72,135
                                            --------        --------          --------       --------

COSTS AND EXPENSES:
Contract drilling                             23,601          21,414            48,804         43,947
Depreciation                                   6,639           7,847            13,165         15,689
General and administrative                     3,019           2,987             6,590          5,675
                                            --------        --------          --------       --------
                                              33,259          32,248            68,559         65,311
                                            --------        --------          --------       --------
OPERATING INCOME                               7,758           4,562            17,884          6,824
                                            --------        --------          --------       --------

OTHER INCOME (EXPENSE)
Interest expense                              (1,727)         (2,334)           (3,745)        (4,668)
Interest income                                   69               7               104             15
                                            --------        --------          --------       --------
                                              (1,658)         (2,327)           (3,641)        (4,653)
                                            --------        --------          --------       --------
INCOME BEFORE INCOME TAXES                     6,100           2,235            14,243          2,171
PROVISION FOR INCOME TAXES                     1,389           1,773               882          3,613
                                            --------        --------          --------       --------
NET INCOME (LOSS)                            $ 4,711           $ 462          $ 13,361       $ (1,442)
                                            ========        ========          ========       ========

EARNINGS (LOSS) PER COMMON SHARE:
            Basic                             $ 0.31          $ 0.03            $ 0.88        $ (0.10)
            Diluted                             0.30            0.03              0.86          (0.10)
AVERAGE COMMON SHARES OUTSTANDING:
            Basic                             15,213          13,855            15,146         13,855
            Diluted                           15,642          14,019            15,532         13,855



The accompanying notes are an integral part of these condensed consolidated financial statements.



                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        March 31,       September 30,
                                                          2005              2004
                                                      ------------       -------------
                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                            $ 23,946        $ 16,416
    Accounts receivable                                    27,664          32,475
    Insurance receivable                                   11,126          25,433
    Inventories of materials and supplies                  13,660          12,648
    Deferred tax assets                                        40             290
    Prepaid expenses and other                              2,444           5,704
                                                         --------        --------
      Total Current Assets                                 78,880          92,966
                                                         --------        --------

NET PROPERTY AND EQUIPMENT                                407,257         401,141
                                                         --------        --------

DEFERRED COSTS AND OTHER ASSETS                             3,185           4,829
                                                         --------        --------
                                                         $489,322        $498,936
                                                         ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable                    $36,000         $36,000
   Accounts payable                                         3,857           9,398
   Accrued liabilities                                      5,955          13,822
   Deferred Credits                                             0             833
                                                         --------        --------
       Total Current Liabilities                           45,812          60,053
                                                         --------        --------

LONG-TERM DEBT,
   net of current maturities:                              77,000         145,000
                                                         --------        --------
                                                           77,000         145,000
                                                         --------        --------
OTHER LONG TERM LIABILITIES:
     Deferred income taxes                                 19,580          18,930
     Deferred credits and other                             2,443           3,364
                                                         --------        --------
                                                           22,023          22,294
                                                         --------        --------
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
         1,000 shares authorized,  none outstanding             0               0
    Common stock, $1 par value, 20,000 shares
          authorized with 15,240 and 13,873 issued
          and outstanding at March 31, 2005 and
          September 30, 2004, respectively                 15,240          13,873
    Paid-in capital                                       116,087          57,917
    Retained earnings                                     213,160         199,799
                                                         --------        --------
        Total Shareholders' Equity                        344,487         271,589
                                                         --------        --------
                                                         $489,322        $498,936
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


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)


                                                                        Six Months Ended March 31,
                                                                        --------------------------
                                                                          2005             2004
                                                                        --------         -------
                                                                               (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                 $ 13,361        $ (1,442)
         Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
              Depreciation                                                 13,165          15,689
              Amortization of debt issuance costs                             402             344
              Amortization of deferred items                                  280             239
              Deferred income tax expense (benefit)                           900            (750)
         Changes in assets and liabilities:
              Decrease in insurance receivable                              5,907               -
              Decrease (increase) in accounts receivable                    4,811          (1,846)
              Decrease (increase) in inventory                             (1,012)            224
              Decrease in deferred costs and other assets                   4,245           2,547
              Decrease in accounts payable                                 (5,541)         (6,219)
              Decrease in accrued liabilities                              (7,867)           (525)
              Net mobilization fees and credits                            (1,777)         (4,714)
                                                                         --------         -------
                Net cash provided by operating activities                  26,874           3,547
                                                                         --------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                              (19,386)         (2,394)
        Collection of insurance receivable                                  8,400               -
        Other                                                                 105             (17)
                                                                         --------         -------
               Net cash used by investing activities                      (10,881)         (2,411)
                                                                         --------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
        Debt issuance costs paid                                                -            (369)
        Proceeds from stock offering                                       53,607               -
        Proceeds from exercise of stock options                             5,930              51
        Proceeds from debt                                                 10,000               -
        Principal payments on debt                                        (78,000)        (12,000)
                                                                         --------         -------
                       Net cash used by financing activities               (8,463)        (12,318)
                                                                         --------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        7,530         (11,182)
CASH AND CASH EQUIVALENTS, at beginning of period                        $ 16,416        $ 21,551
                                                                         --------        --------
CASH AND CASH EQUIVALENTS, at end of period                              $ 23,946        $ 10,369
                                                                         ========        ========

-----------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       PART I. ITEM I - FINANCIAL STATEMENTS
                                      ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                              IN SHAREHOLDERS' EQUITY


                                                                    (unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                                                     Total
                                                 Common Stock            Paid-in     Retained    Stockholders'
(In thousands)                               Shares        Amount        Capital     Earnings        Equity
-------------------------------------------------------------------------------------------------------------

September 30, 2004                           13,873       $ 13,873      $ 57,917    $199,799       $ 271,589
   Net income                                     -              -             -      13,361          13,361
   Exercise of employee stock options           192            192         5,738           -           5,930
   Stock offering                             1,175          1,175        52,432           -          53,607
                                            -------       --------      --------    --------       ---------
March 31, 2005                               15,240       $ 15,240      $116,087    $213,160       $ 344,487
                                            =======       ========      ========    ========       =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of March 31, 2005 and for each of the three month periods ended March 31, 2005 and 2004, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2004. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2004. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position and results of operations for the periods presented.


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

     Had compensation costs been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

                                                     Three Months Ended              Six Months Ended
                                                           March 31,                      March 31,
                                                    ----------------------         -----------------------
                                                      2005           2004            2005            2004
                                                    --------       -------         --------        -------

Net income (loss), as reported                      $ 4,711         $  462        $ 13,361        $ (1,442)
                                                    -------         ------        --------        --------
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects                (648)          (625)         (1,296)         (1,250)
                                                    -------         ------        --------         -------

Pro Forma, net income (loss)                        $ 4,063         $ (163)       $ 12,065         $ (2,692)
                                                    =======         ======        ========         ========

Earnings (loss) per share:
     Basic - as reported                             $ 0.31         $ 0.03          $ 0.88         $ (0.10)
     Basic - pro forma                                 0.27          (0.01)           0.80           (0.19)

     Diluted - as reported                           $ 0.30         $ 0.03          $ 0.86         $ (0.10)
     Diluted - pro forma                               0.26          (0.01)           0.78           (0.19)



     The fair value of grants made during the current fiscal year-to-date period were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate - 4.27%, expected volatility - 35%, expected life - 6 years, and no dividend yield.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). Originally, SFAS No. 123R was to become effective for public entities as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement SFAS 123(R) at the beginning of their first fiscal year beginning after June 15, 2005. Accordingly, we plan to adopt SFAS 123(R) on October 1, 2006 and will use the modified prospective method. The impact of adopting SFAS 123(R) will be to record expense for previously-issued but unvested employee stock options and any employee stock options that we issue in the future. We expect the dollar impact on our financial statements to be consistent with the impact previously disclosed above in the pro forma disclosure requirements of SFAS No. 123, beginning with the first quarter of fiscal year 2006.

3.   EARNINGS (LOSS) PER COMMON SHARE

     The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                   Three Months Ended                           Six Months Ended
                                                   ------------------                           ----------------

                                             Net                    Per Share            Net                     Per Share
                                            Income       Shares       Amount        Income (Loss)    Shares        Amount
                                            ------       ------     ---------       -------------    ------      ---------
March 31, 2005:
      Basic earnings per share             $ 4,711       15,213       $ 0.31          $ 13,361        15,146       $ 0.88
      Effect of dilutive securities
           Stock options                       ---          429       $(0.01)             ---            386      $ (0.02)
                                           -------       --------     ------          --------        -------     --------

      Diluted earnings per share           $ 4,711       15,642       $ 0.30          $ 13,361        15,532       $ 0.86
                                           =======       ======       ======          ========        ======       ======

March 31, 2004:
      Basic earnings(loss) per share       $   462       13,855       $ 0.03           ($1,442)       13,855      $ (0.10)
      Effect of dilutive securities
           Stock options                       ---          164          ---               ---           ---          ---
                                           -------       ------       ------          --------        ------      -------

      Diluted earnings (loss) per share    $   462       14,019       $ 0.03          $ (1,442)       13,855       $(0.10)
                                           =======       ======       ======          ========        ======       ======

4.   PROPERTY AND EQUIPMENT

     A summary of property and equipment by classification is as follows (in thousands):

                                             March 31,         September 30,
                                               2005                2004
                                            ----------         -----------

Drilling vessels and related equipment
    Cost                                    $ 627,371           $ 608,584
    Accumulated depreciation                 (224,055)           (211,544)
                                            ---------           ---------
                                              403,316             397,040
                                            ---------           ---------

Drill pipe
    Cost                                       10,649              10,240
    Accumulated depreciation                   (7,812)             (7,259)
                                            ---------           ---------
    Net book value                              2,837               2,981
                                            ---------           ---------

Furniture and other
    Cost                                        7,578               7,635
    Accumulated depreciation                   (6,474)             (6,515)
                                            ---------           ---------
    Net book value                              1,104               1,120
                                            ---------           ---------

           NET PROPERTY AND EQUIPMENT       $ 407,257           $ 401,141
                                            =========           =========


     Effective October 1, 2004, we extended the remaining depreciable life of the SEAHAWK from 2 months to 5 years, due to a recent contract that extends the rig's commercial viability for up to 5 years. We believe that this change in depreciable life provides a better matching of the revenues and expenses of this asset over its anticipated remaining useful life and will continue to depreciate this rig on a straight-line method for the remainder of the extended period. As a result of the change in depreciable life from 2 months to 5 years, depreciation expense was increased and net income was reduced by approximately $0.1 million, or $.01 per share, for the three month period ended March 31, 2005, and depreciation expense was reduced and net income was increased by approximately $0.8 million, or $.05 per share for the six month period ended March 31, 2005. Depreciation expense going forward will be higher than it otherwise would have been because if not for this extension of the SEAHAWK's useful life, this asset would have been fully depreciated in the first quarter of fiscal year 2005.


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


7.   ATWOOD BEACON

     The ATWOOD BEACON incurred damage to all three legs and the derrick while positioning for a well offshore of Indonesia in July 2004. The rig and its damaged legs were transported to the builder's shipyard in Singapore for inspections and repairs. At September 30, 2004, the book basis of the ATWOOD BEACON was reduced by $16.3 million which was the estimated reduction in value caused by the incident. An insurance receivable totaling $25.4 million was recorded for such estimated damage, as well as estimated recovery costs and business interruption loss incurred through September 30, 2004.

     During the first half of fiscal year 2005, approximately $15.8 million of capitalized costs were incurred to restore the rig to its condition prior to the incident of which $8.4 million has been reimbursed by the insurance carrier as of March 31, 2005. In addition, we also collected $6.4 million of business interruption proceeds during the current fiscal year and $7.5 million related to recovery and transportation costs. We expect to collect the remaining $11.1 million insurance receivable during fiscal year 2005.



8.   INCOME TAXES

     Virtually all of our tax provision for each of the three months and six months ended March 31, 2005 and 2004 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating losses in certain nontaxable jurisdictions during the three and six months ended March 31, 2004, our effective tax rate for fiscal year 2004 periods exceeded the U.S. statutory rate.

     In December 2004, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, we earned revenue from our loss of hire insurance coverage on the ATWOOD BEACON in a zero tax jurisdiction during the three and six months ended March 31, 2005. Our operating losses in certain nontaxable jurisdictions during the three and six months ended March 31, 2005 are significantly less as compared to the same periods in fiscal year 2004. As a result, our effective tax rate for the current fiscal year periods were significantly less than the U.S. statutory rate.

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     All non-historical information set forth herein is based upon expectations and assumptions we deem reasonable by the Company. We can give no assurance that such expectations and assumptions will prove to be correct, and actual results could differ materially from the information presented herein. Our periodic reports filed with the SEC should be consulted for a description of risk factors associated with an investment in us.

MARKET OUTLOOK AND FINANICIAL CONDITION

     Current worldwide utilization of offshore drilling units is approximately 88% compared to approximately 82% in April 2004. Recent contract awards for some of our drilling units reflect the highest dayrate levels that these units have ever received. We continue to experience high bid activity levels for our drilling units. We believe that our eight key drilling units (seven units upgraded since 1996 and one newly constructed unit which commenced operation in August 2003) are well placed to take advantage of strengthening market conditions.

     During the quarter ended March 31, 2005, the ATWOOD SOUTHERN CROSS and the SEAHAWK incurred 12 days and 27 days, respectively, of idle time, with our other six drilling units being 100% utilized. The ATWOOD SOUTHERN CROSS is currently working in Myanmar under a contract which should be completed in May 2005. It will then be relocated to the Mediterranean Sea to work for three different customers, which is expected to take around six months to complete. The SEAHAWK will be idle until early May 2005 when it returns to work offshore Malaysia. Upon the SEAHAWK returning to work, we expect to have all of our eight drilling units almost fully booked for the remainder of fiscal year 2005. We currently have approximately 50% of available rig days in fiscal year 2006 contractually committed.

     We remain optimistic about the long-term outlook and fundamentals of the offshore drilling market. Compared to fiscal year 2004, we expect fiscal year 2005 will reflect increasing earnings and cash flows. Based upon current contract commitments, we expect high utilization of our drilling units through fiscal year 2006. For fiscal year 2006, the ATWOOD EAGLE, ATWOOD HUNTER and SEAHAWK have contractually committed dayrates of $170,000, $125,000 and $68,430 respectively, which will be the highest dayrates these units have ever received. With an improved market environment, current capital ratio to total debt of 25%, current annual capital commitments for maintenance of our eight active drillings units expected to only be $6 to $10 million and expected high utilization of our drilling units during the remainder of fiscal year 2005 and all of fiscal year 2006, we anticipate that our balance sheet and liquidity will continue to strengthen.

RESULTS OF OPERATIONS

     Revenues for the three and six months ended March 31, 2005 increased 11% and 20%, respectively, compared to the three and six months ended March 31, 2004. A comparative analysis of revenue by rig is as follows:

                                                             REVENUES
                                                           (In millions)
                        ------------------------------------------------------------------------------
                            Three Months Ended March 31,                Six Months Ended March 31,
                        ------------------------------------       -----------------------------------
                          2005         2004       Variance           2005        2004       Variance
                        ----------   ---------    ----------       ---------   ---------    ----------

ATWOOD EAGLE              $ 9.4       $ 3.3        $ 6.1             $17.9       $ 8.0        $ 9.9
ATWOOD BEACON               5.9         4.7          1.2              12.3         9.1          3.2
ATWOOD SOUTHERN CROSS       2.7         1.8          0.9               6.3         5.6          0.7
RICHMOND                    2.7         2.3          0.4               5.4         4.5          0.9
VICKSBURG                   6.1         6.3         (0.2)             12.0        12.2         (0.2)
ATWOOD HUNTER               5.2         5.8         (0.6)             10.8         8.4          2.4
SEAHAWK                     2.8         4.3         (1.5)              7.2         9.5         (2.3)
ATWOOD FALCON               5.4         7.8         (2.4)             13.1        13.8         (0.7)
OTHER                       0.8         0.5          0.3               1.4         1.0          0.4
                          -----       -----        -----             -----       -----        -----
                          $41.0       $36.8        $ 4.2             $86.4       $72.1        $14.3
                          =====       =====        =====             =====       =====        =====


     The increase in revenue for the ATWOOD EAGLE for the current quarter is due to 100% utilization compared to only 25% utilization plus amortization of mobilization revenues of approximately $900,000 in the prior fiscal year quarter as the rig was being relocated from West Africa to Australia. Along with the current quarter difference, year-to-date revenues are higher compared to the prior year-to-date period as the rig was only 70% utilized during the first quarter of the prior fiscal year compared to full utilization in the current quarter. The average dayrates for the ATWOOD BEACON were approximately $65,000 and $68,000, which included 18 and 110 days of loss of hire insurance, for the three and six months ended March 31, 2005, respectively, compared to average dayrates of approximately $52,000 and $50,000 for the three and six months ended March 31, 2004. The increase in revenue for the ATWOOD SOUTHERN CROSS for the current quarter is due to approximately 90% utilization at a dayrate of $35,000 compared to approximately 35% utilization at dayrates ranging from $30,000 - 35,000 plus amortization of mobilization revenues of approximately $700,000 in the prior fiscal year quarter as the rig was being relocated from India to Malaysia. The average dayrate for the RICHMOND was approximately $30,000 for the three and six months ended March 31, 2005, compared to an average dayrate of approximately $25,000 for the three and six months ended March 31, 2004. Revenues for the VICKSBURG for the current quarter and year-to-date period were consistent for the same periods in the prior fiscal year, while the decrease in revenue for the ATWOOD HUNTER for the quarter ended March 31, 2005 was due to approximately one week of downtime for repairs and maintenance compared to full utilization for the quarter ended March 31, 2004. However, the year-to-date increase is due to approximately 95% utilization at a dayrate of $62,000 compared to approximately 90% utilization at dayrates ranging from $40,000 - $62,000 for the prior fiscal year-to-date period. Revenue for the SEAHAWK decreased due to 70% utilization during the current quarter compared to 100% utilization during the same period in fiscal year 2004. The year-to-date decrease also includes three months amortization of deferred upgrade revenue of approximately $1.3 million during the first quarter of the prior fiscal year compared to no amortization of such revenue during the first quarter of the current fiscal year as amortization of the upgrade revenue ended November 2003. The average dayrate for the ATWOOD FALCON was approximately $68,000 for the current quarter compared to an average dayrate of approximately $83,000 for the prior fiscal year quarter, while year-to-date revenues are consistent with the prior fiscal year period.

     Contract drilling costs for the three and six months ended March 31, 2005 increased 10% and 11%, respectively, as compared to the three and six months ended March 31, 2004. A comparative analysis of contract drilling costs by rig is as follows:

                                                  CONTRACT DRILLING COSTS
                                                           (In millions)
                          ------------------------------------------------------------------------
                              Three Months Ended March 31,            Six Months Ended March 31,
                           ---------------------------------      --------------------------------
                             2005        2004       Variance        2005        2004      Variance
                           -------     --------     --------      -------     --------    --------

ATWOOD EAGLE                 $ 5.5       $ 3.0        $ 2.5         $10.8      $ 6.7        $ 4.1
SEAHAWK                        2.4         2.1          0.3           4.8        4.2          0.6
RICHMOND                       2.1         2.0          0.1           4.2        3.9          0.3
ATWOOD HUNTER                  2.7         2.9         (0.2)          5.6        5.8         (0.2)
VICKSBURG                      2.0         2.2         (0.2)          4.4        4.4            -
ATWOOD SOUTHERN CROSS          2.2         2.4         (0.2)          5.2        6.8         (1.6)
ATWOOD BEACON                  1.9         2.3         (0.4)          4.3        4.5         (0.2)
ATWOOD FALCON                  2.8         3.9         (1.1)          6.1        6.2         (0.1)
OTHER                          2.0         0.6          1.4           3.3        1.4          1.9
                             -----       -----        -----         -----      -----        -----
                             $23.6       $21.4        $ 2.2         $48.7      $43.9        $ 4.8
                             =====       =====        =====         =====      =====        =====


     The increase in drilling costs for the ATWOOD EAGLE during the current quarter is due to a full quarter of operating costs compared to approximately 30 days of operating costs along with amortization of mobilization expenses of approximately $900,000 in the prior fiscal year quarter as the rig was being relocated from West Africa to Australia. The year-to-date increase also includes an approximate $20,000 per day higher salary expense attributable to higher Australian labor costs and additional rig personnel required due to local operating requirements in Australia during the quarter ended December 31, 2004, compared to operating in West Africa where labor costs are lower, its location in the first quarter of the prior fiscal year. The increase in drilling costs for the SEAHAWK were due to higher repair and maintenance expenses incurred on the rig during the three and six months ended March 31, 2005 compared to the three and six months ended March 31, 2004. Drilling costs for the RICHMOND, ATWOOD HUNTER and VICKSBURG remained consistent for the current quarter and year-to-date period as compared to the same periods in the prior fiscal year. In addition, the current quarter drilling costs for the ATWOOD SOUTHERN CROSS are also comparable to the prior fiscal year quarter. However, the year-to-date drilling costs have decreased when compared to the prior fiscal year-to-date period due to the fact the rig incurred approximately $1.6 million of boat towing costs while relocating from Egypt to India during the quarter ended December 31, 2003 compared to no such costs in the quarter ended December 31, 2004. Despite being under repair during the current fiscal year until January, the ATWOOD BEACON incurred labor, insurance, supplies and other drilling costs during that period and thus, current quarter and year-to-date drilling costs are relatively consistent with the prior fiscal year periods. Current quarter drilling costs for the ATWOOD FALCON have decreased as the prior fiscal year quarter included amortization of mobilization expenses of $1.4 million resulting from the rig's relocation from Malaysia to Japan while year-to-date revenues are consistent with the prior fiscal year period. Other drilling costs have increased for the three and six months ended March 31, 2005 as the prior fiscal year quarter includes the settlement of a dispute with a customer which resulted in a reduction to drilling costs of approximately $600,000 and the prior year-to-date period includes an insurance premium refund of $500,000.

     An analysis of depreciation expense by rig for the three and six months ended March 31, 2005 compared to the three and six months ended March 31, 2005 is as follows:

                                DEPRECIATION EXPENSE                       DEPRECIATION EXPENSE
                                                          (In millions)
                          ------------------------------------------------------------------------------
                             Three Months Ended March 31,                Six Months Ended March 31,
                          ------------------------------------       -----------------------------------
                            2005         2004        Variance          2005        2004       Variance
                          ----------   ---------    ----------       ---------   ---------    ----------

ATWOOD SOUTHERN CROSS      $ 1.1         $ 1.0         $  0.1         $ 2.2        $ 2.1          $ 0.1
ATWOOD FALCON                0.7           0.7              -           1.4          1.3            0.1
VICKSBURG                    0.7           0.7              -           1.3          1.3              -
RICHMOND                     0.2           0.2              -           0.5          0.4            0.1
ATWOOD EAGLE                 1.2           1.2              -           2.3          2.5           (0.2)
ATWOOD BEACON                1.3           1.3              -           2.5          2.6           (0.1)
ATWOOD HUNTER                1.3           1.4           (0.1)          2.7          2.7              -
SEAHAWK                      0.1           1.2           (1.1)          0.2          2.5           (2.3)
OTHER                        0.0           0.1           (0.1)          0.1          0.3           (0.2)
                           -----         -----          -----         -----        -----          -----
                           $ 6.6         $ 7.8          $(1.2)        $13.2        $15.7          $(2.5)
                           =====         =====          =====         =====        =====          =====




     Effective October 1, 2004, we extended the remaining depreciable life of the SEAHAWK from 2 months to 5 years, as discussed in Note 4, which resulted in a current quarter and year-to-date reduction of depreciation expense. The depreciable life of this rig was extended based upon a recent contract that extends the rig's commercial viability for up to 5 years, coupled with our intent to continue marketing and operating the rig beyond 2 months.

LIQUIDITY AND CAPITAL RESOURCES


     Due to the cyclical nature of the offshore drilling industry, maintaining high equipment utilization of our eight active drilling units in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. Since fiscal year 2000, net cash provided by operating activities ranged from a low of approximately $14 million in fiscal year 2003 to a high of approximately $62 million in fiscal year 2001, with net cash provided by operating activities in fiscal year 2004 of approximately $26 million. Net cash provided by operating activities for the first half of fiscal year 2005 was approximately $26.9 million. We expect that in fiscal year 2005, net cash provided by operating activities will be approximately $50 to $55 million for the full fiscal year period. Our operating cash flows are primarily driven by our operating income, which reflects dayrate and rig utilization. Assuming higher dayrates and strengthening market conditions, we should have higher cash flows and earnings in fiscal year 2005 compared to fiscal year 2004. Currently, our existing cash commitments for the remainder of fiscal year 2005 and beyond, outside of funding current rig operations, includes annual capital expenditures of $6 to $10 million for maintenance of our eight active drilling rigs and quarterly repayments of $9 million under the term portion of our senior secured credit facility. We expect to generate sufficient cash flows from operations to satisfy these obligations.

     At March 31, 2005, we had $108 million outstanding under the term portion and $5 million outstanding under the revolving portion of our senior secured credit facility. In October 2004, upon concluding our 1,175,000 common shares stock offering, we repaid the $55 million then outstanding under the revolving portion of our senior secured credit facility with proceeds from the offering and cash on hand. We currently have approximately $94 million of available borrowing capacity and with a debt to total capitalization ratio currently around 25%, we expect to remain in compliance with all financial covenants during the remainder of fiscal year 2005. The collateral for our senior secured credit facility consists primarily of preferred mortgages on all eight of our active drilling units (with an aggregate net book value at March 31, 2005 totaling approximately $391 million). We are required to pay a fee of approximately .80% per annum on the unused portion of the revolving loan facility and certain other administrative costs.

     The SEASCOUT, a semisubmersible hull planned for future conversion and upgrade to a semisubmersible tender assist vessel, continues to be cold-stacked. We expect that the cost to convert and upgrade the SEASCOUT could range from $70 million to $80 million. We have no current capital commitments on the SEASCOUT, as we do not expect to undertake a conversion and upgrade until an acceptable contract opportunity has been secured and adequate financing is in place. We continue to periodically increase and adjust our planned capital expenditures and financing of such expenditures in light of current market conditions.

     Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. The insurance receivable of $25.4 million at September 30, 2004 and $11.1 million at March 31, 2005 related to repairs made to the ATWOOD BEACON. We expect to encounter no difficulty in collecting the remaining $11.1 million due from the repairs made to the ATWOOD BEACON.

                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse change in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     With the interest rate on our long-term debt under our current credit facilities at a floating rate, the outstanding long-term debt of $113 million at March 31, 2005 approximates its fair value. The impact on annual cash flow of a 10% change in the floating rate (approximately 55 basis points) would be approximately $0.6 million, which we do not believe to be material. We did not have any open derivative contracts relating to our floating rate debt at March 31, 2005.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on March 31, 2005 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.6 million, which we do not believe to be material. We did not have any open derivative contracts relating to foreign currencies at March 31, 2005.

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

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of shareholders was held on February 10, 2005, at which the shareholders voted on the election of six director nominees, all of whom were incumbent directors and who were re-elected. No other matters were presented for a vote at the annual meeting. Of the 14,093,499 shares of common stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director are as follows:


NAME                             CAST FOR        VOTES WITHHELD
---------------------           ----------       --------------

Deborah A. Beck                 13,871,703           221,796

Robert W. Burgess               13,872,053           221,446

George S. Dotson                13,383,246           710,253

Hans Helmerich                  13,382,776           710,723

John R. Irwin                   13,872,303           221,196

William J. Morrissey            13,389,346           704,153

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS

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



                                       ATWOOD OCEANICS, INC.
                                       (Registrant)




Date:  May 5, 2005                     /s/JAMES M. HOLLAND_
                                       James M. Holland
                                       Senior Vice President,
                                       Chief Financial Officer,
                                       Chief Accounting Officer and Secretary

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

Date: May 5, 2005

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

Date: May 5, 2005

                  /s/ JAMES M. HOLLAND
                  James M. Holland
                  Chief Financial Officer

                                                                   EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    May 5, 2005                     /s/ JOHN R. IRWIN
                                         John R. Irwin
                                         President and Chief Executive Officer

                                                                   EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    May 5, 2005                          /s/JAMES M. HOLLAND
                                              James M. Holland
                                              Senior Vice President and
                                              Chief Financial Officer