Form 10-Q
period 2005-06-30
ATWOOD OCEANICS INC
filed 2005-08-08
CIK 8411

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

          |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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


               Registrant's telephone number,including area code:
                                  281-749-7800
                                 ---------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2005: 15,290,951 shares of common stock $1 par value
-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2005

                                      INDEX


Part I. Financial Information

   Item 1. Unaudited Financial Statements                                  Page

   a)  Condensed Consolidated Statements of Operations
       For the Three Months and Nine Months Ended June 30, 2005 and 2004......6

   b)  Condensed Consolidated Balance Sheets
       As of June 30, 2005 and September 30, 2004......................... ...7

   c)  Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended June 30, 2005 and 2004.......................8

   d)  Condensed Consolidated Statement of Changes in Shareholders' Equity....9

   e)  Notes to Condensed Consolidated Financial Statements..................10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................15

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......20

   Item 4.  Controls and Procedures..........................................21

Part II. Other Information

   Item 6.  Exhibits ........................................................22

Signatures...................................................................23

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     This Form 10-Q for the quarterly period ended June 30, 2005 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

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

     - the effect public health concerns could have on our international operations and financial results;

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



                             PART I. ITEM I - FINANCIAL STATEMENTS
                            ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share amounts)



                                                    Three Months Ended               Nine Months Ended
                                                         June 30,                         June 30,
                                                ---------------------------      ---------------------------
                                                   2005            2004              2005           2004
                                                 --------        --------          --------       ---------
                                                        (Unaudited)                        (Unaudited)
REVENUES:
Contract drilling                                 $ 43,589        $ 48,386         $ 122,376      $ 120,521
Business interruption proceeds                           -               -             7,656              -
                                                  --------        --------         ---------      ---------
                                                    43,589          48,386           130,032        120,521
                                                  --------        --------         ---------      ---------

COSTS AND EXPENSES:
Contract drilling                                   25,863          26,572            74,667         70,519
Depreciation                                         6,764           7,898            19,929         23,587
General and administrative                           3,224           3,008             9,814          8,683
                                                  --------        --------         ---------      ---------
                                                    35,851          37,478           104,410        102,789
                                                  --------        --------         ---------      ---------
OPERATING INCOME                                     7,738          10,908            25,622         17,732
                                                  --------        --------         ---------      ---------

OTHER INCOME (EXPENSE)
Interest expense                                    (1,913)         (2,330)           (5,658)        (6,998)
Interest income                                        108              11               212             26
                                                  --------        --------         ---------      ---------
                                                    (1,805)         (2,319)           (5,446)        (6,972)
                                                  --------        --------         ---------      ---------
INCOME BEFORE INCOME TAXES                           5,933           8,589            20,176         10,760
PROVISION (BENEFIT) FOR INCOME TAXES                   (56)          2,904               826          6,517
                                                  --------        --------         ---------      ---------
NET INCOME                                         $ 5,989         $ 5,685          $ 19,350        $ 4,243
                                                  ========        ========         =========      =========

EARNINGS PER COMMON SHARE:
              Basic                                 $ 0.39          $ 0.41            $ 1.27         $ 0.31
              Diluted                                 0.38            0.40              1.24           0.30
AVERAGE COMMON SHARES OUTSTANDING:
            Basic                                   15,242          13,860            15,178         13,858
            Diluted                                 15,650          14,073            15,572         13,999



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)






                                                             June 30,          September 30,
                                                              2005                2004
                                                          ------------         ------------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                 $26,018            $16,416
    Accounts receivable                                        30,258             32,475
    Insurance receivable                                        1,111             25,433
    Inventories of materials and supplies                      15,138             12,648
    Deferred tax assets                                            20                290
    Prepaid expenses and other                                  3,726              5,704
                                                             --------           --------
      Total Current Assets                                     76,271             92,966
                                                             ---------          --------

NET PROPERTY AND EQUIPMENT                                    402,870            401,141
                                                             ---------          --------

DEFERRED COSTS AND OTHER ASSETS                                 3,611              4,829
                                                             ---------          --------
                                                             $482,752           $498,936
                                                             =========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable                        $36,000            $36,000
   Accounts payable                                             3,974              9,398
   Accrued liabilities                                          6,233             13,822
   Deferred Credits                                             1,199                833
                                                             ---------          --------
       Total Current Liabilities                               47,406             60,053
                                                             ---------          --------

LONG-TERM DEBT,
   net of current maturities:                                  63,000            145,000
                                                             ---------          --------
                                                               63,000            145,000
                                                             ----------         --------
OTHER LONG TERM LIABILITIES:
     Deferred income taxes                                     18,330             18,930
     Deferred credits and other                                 2,454              3,364
                                                             ---------          --------
                                                               20,784             22,294
                                                             ---------          --------
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
         1,000 shares authorized,  none outstanding                 0             0
    Common stock, $1 par value, 20,000 shares
          authorized with 15,242 and 13,873 issued
          and outstanding at June 30, 2005 and
          September 30, 2004, respectively                     15,242             13,873
    Paid-in capital                                           117,171             57,917
    Retained earnings                                         219,149            199,799
                                                             ---------          --------
        Total Shareholders' Equity                            351,562            271,589
                                                             ----------         --------
                                                             $482,752           $498,936
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


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)



                                                                                Nine Months Ended June 30,
                                                                             ---------------------------------
                                                                                  2005                 2004
                                                                             -------------         -----------
                                                                                          (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                                  $ 19,350            $ 4,243
         Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation                                                           19,929             23,587
              Amortization of debt issuance costs                                       603                524
              Amortization of deferred items                                            475                425
              Deferred income tax benefit                                              (330)              (700)
         Changes in assets and liabilities:
              Decrease in insurance receivable                                        8,572                  -
              Decrease (increase) in accounts receivable                              2,217             (2,340)
              Decrease (increase) in inventory                                       (2,490)               560
              Decrease in deferred costs and other assets                             4,076              3,596
              Decrease in accounts payable                                           (5,424)            (6,155)
              Decrease in accrued liabilities                                        (7,589)            (1,210)
              Net mobilization fees and credits                                      (2,502)            (4,755)
              Tax benefit from the exercise of employee stock options                 1,025                  -
                                                                                   --------           --------
                Net cash provided by operating activities                            37,912             17,775
                                                                                   --------           --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                        (21,643)            (3,729)
        Collection of insurance receivable                                           15,750                  -
        Other                                                                           (15)                15
                                                                                   --------           --------
               Net cash used by investing activities                                 (5,908)            (3,714)
                                                                                   --------           --------

CASH FLOW FROM FINANCING ACTIVITIES:
        Debt issuance costs paid                                                          -               (392)
        Proceeds from stock offering                                                 53,607                  -
        Proceeds from exercise of stock options                                       5,991                288
        Proceeds from debt                                                           10,000                  -
        Principal payments on debt                                                  (92,000)           (18,000)
                                                                                   --------           --------
                       Net cash used by financing activities                        (22,402)           (18,104)
                                                                                   --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  9,602             (4,043)
CASH AND CASH EQUIVALENTS, at beginning of period                                  $ 16,416           $ 21,551
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS, at end of period                                        $ 26,018           $ 17,508
                                                                                   --------           --------
----------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       8


                                        PART I. ITEM I - FINANCIAL STATEMENTS
                                       ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                               IN SHAREHOLDERS' EQUITY



                                                            (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                                          Total
                                                    Common Stock            Paid-in       Retained    Shareholders'
(In thousands)                                  Shares        Amount        Capital       Earnings       Equity
-------------------------------------------------------------------------------------------------------------------

September 30, 2004                              13,873       $ 13,873       $ 57,917       $ 199,799    $ 271,589
   Net income                                       -              -             -            19,350       19,350
   Exercise of employee stock options              194            194          5,797               -        5,991
   Tax benefit from exercise of employee
      stock options                                                            1,025                        1,025
   Stock offering                                1,175          1,175         52,432               -       53,607
                                                ------        -------       --------       ---------    ---------
June 30, 2005                                   15,242       $ 15,242       $117,171       $ 219,149    $ 351,562
                                                ======        =======       ========       =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of June 30, 2005 and for each of the three and nine month periods ended June 30, 2005 and 2004, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2004. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the fiscal year ended September 30, 2004. In our opinion, the unaudited interim financial statements include all normal and recurring adjustments necessary for a fair statement of our financial position and results of operations for the periods presented.


2.   SIGNIFICANT ACCOUNTING POLICIES

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method.

     We apply the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation costs have been recognized in net income from the granting of options pursuant to our stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Had compensation costs been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):


                                                     Three Months Ended                  Nine Months Ended
                                                          June 30,                            June 30,
                                                    --------------------                --------------------
                                                     2005          2004                  2005           2004
                                                    ------        ------                -------        -----

Net income, as reported                            $ 5,989       $ 5,685               $ 19,350        $ 4,243
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects               (421)         (625)                (1,264)        (1,875)
                                                   -------      --------               --------         ------

Pro Forma, net income                              $ 5,568       $ 5,060               $ 18,086        $ 2,368
                                                   =======       =======               ========        =======

Earnings per share:
     Basic - as reported                           $  0.39        $ 0.41               $   1.27         $ 0.31
     Basic - pro forma                                0.37          0.37                   1.19           0.17

     Diluted - as reported                         $  0.38        $ 0.40               $ 1.24         $ 0.30
     Diluted - pro forma                              0.36          0.36                 1.16           0.17





     The fair value of grants made during the current fiscal year-to-date period were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate - 4.27%, expected volatility - 35%, expected life - 6 years, and no dividend yield.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value on the grant date of those awards (the "fair-value-based" method). Originally, SFAS No. 123R was to become effective for public entities as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement SFAS 123(R) at the beginning of their first fiscal year beginning after June 15, 2005. Accordingly, we plan to adopt SFAS 123(R) on October 1, 2005 and will use the modified prospective method without restatement of prior periods. The impact of adopting SFAS 123(R) will be to record expense for previously-issued but unvested employee stock options and any employee stock options that we issue in the future. We expect the dollar impact on our financial statements to be consistent with the impact previously disclosed above in the pro forma disclosure requirements of SFAS No. 123, beginning with the first quarter of fiscal year 2006.

     In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No.20 and FASB Statement No.3," which is effective for reporting a change in accounting principle for fiscal years beginning after December 15, 2005. The Statement changes the reporting of a change in accounting principle to require retrospective application to prior periods' financial statements, except for explicit transition provisions provided for in new accounting pronouncements or existing accounting pronouncements, including those in the transition phase when SFAS No.154 becomes effective. We will apply SFAS No.154 as required.

3.   EARNINGS PER COMMON SHARE

     The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):


                                                    Three Months Ended                           Nine Months Ended
                                                ------------------------                      ----------------------

                                              Net                   Per Share            Net                     Per Share
                                            Income       Shares       Amount           Income        Shares        Amount
                                            -------     --------    ---------          -------       ------      ---------
June 30, 2005:
      Basic earnings per share             $ 5,989       15,242       $ 0.39          $ 19,350        15,178       $ 1.27
      Effect of dilutive securities
           stock options options              ---           408       $(0.01)             ---            394       $(0.03)
                                           -------       ------       ------          --------        ------       ------

      Diluted earnings per share           $ 5,989       15,650       $ 0.38          $ 19,350        15,572       $ 1.24

June 30, 2004:
      Basic earnings per share             $ 5,685       13,860       $ 0.41            $4,243        13,858        $ 0.31
      Effect of dilutive securities
           stock options                      ---           213       $(0.01)              ---           141        $(0.01)
                                           -------      -------       ------           -------        -------       ------

      Diluted earnings per share           $ 5,685       14,073       $ 0.40           $ 4,243        13,999       $ 0.30


4.   PROPERTY AND EQUIPMENT

         A summary of property and equipment by classification is as follows (in thousands):


                                                 June 30,          September 30,
                                                  2005                2004
                                                ----------         -------------

Drilling vessels and related equipment
    Cost                                         $ 629,632          $ 608,584
    Accumulated depreciation                      (230,580)          (211,544)
                                                  --------          ---------
                                                   399,052            397,040
                                                  --------          ---------

Drill pipe
    Cost                                            10,746             10,240
    Accumulated depreciation                        (8,021)            (7,259)
                                                  --------          ---------
    Net book value                                   2,725              2,981
                                                  --------          ---------

Furniture and other
    Cost                                             7,447              7,635
    Accumulated depreciation                        (6,354)            (6,515)
                                                  --------          ---------
    Net book value                                   1,093              1,120
                                                  --------          ---------

           NET PROPERTY AND EQUIPMENT             $402,870          $ 401,141
                                                  ========          =========




     Effective October 1, 2004, we extended the remaining depreciable life of the SEAHAWK from 2 months to 5 years, due to entry into a contract that extended the rig's commercial viability for up to 5 years. We believe that the change in depreciable life provided and continues to provide a better matching of the revenues and expenses of this asset over its anticipated remaining useful life. We will continue to depreciate this rig on a straight-line method for the remainder of the extended period. As a result of the change in depreciable life from 2 months to 5 years, depreciation expense was increased and net income was reduced by approximately $0.2 million, or $.01 per share, for the three month period ended June 30, 2005, and depreciation expense was reduced and net income was increased by approximately $0.6 million, or $.04 per share for the nine month period ended June 30, 2005. Depreciation expense going forward will be higher than it otherwise would have been because if not for this extension of the SEAHAWK's useful life, this asset would have been fully depreciated in the first quarter of fiscal year 2005.


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

     As of June 30, 2005, all costs incurred to date related to this incident had been reimbursed by the insurance carrier with the exception of $0.1 million which has since been reimbursed. During fiscal year 2006, we plan to complete the remaining work to restore the rig to its pre-incident condition at which time we expect to collect the remaining $0.6 million insurance receivable associated therewith.


8.   INCOME TAXES

     Virtually all of our tax provision for each of the three months and nine months ended June 30, 2005 and 2004 relates to taxes in foreign jurisdictions. Accordingly, due to the low level of operating income in certain nontaxable and deemed profit tax jurisdictions during the nine months ended June 30, 2004, our effective tax rate for fiscal year 2004 period exceeded the U.S. statutory rate.

     In December 2004, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, a $1.0 million deferred tax benefit was recognized in June 2005 due to the filing, and subsequent acceptance by the local tax authority, of amended prior year tax returns. Also, our operating income in certain nontaxable and deemed profit tax jurisdictions during the three and nine months ended June 30, 2005 is significantly higher when compared to the same periods in fiscal year 2004. As a result, our effective tax rate for the current fiscal year periods were significantly less than the U.S. statutory rate.

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

MARKET OUTLOOK

     Effective utilization of worldwide offshore drilling units today is around 97% compared to around 90% one year ago. High equipment utilization has resulted in significantly increasing dayrates. Currently, we have approximately 70% of rig-days for fiscal year 2006 firmly committed. For calendar year 2006, we have approximately 55% of rig-days firmly committed. Several of our drilling rigs have current dayrate commitments that represent historically high dayrate levels for those rigs while operated by us. Revenues, operating cash flows and net income for fiscal year 2005 are expected to be significantly higher than they were in fiscal year 2004. With our current dayrate commitments, operating results for fiscal year 2006 should also reflect significant improvement over expected results for fiscal year 2005.

     During the quarter ended June 30, 2005, the SEAHAWK incurred approximately 40 zero rate days before returning to work offshore Malaysia. The ATWOOD SOUTHERN CROSS incurred approximately 20 zero rate days at the end of that quarter while it was being prepared for its relocation to the Eastern Mediterranean, and where it will return to work around mid-September, 2005. All of our other six active drilling units were 100% utilized during the quarter ended June 30, 2005.

     We remain optimistic about the long-term outlook and fundamentals of the offshore drilling market. For fiscal year 2006, the ATWOOD EAGLE, ATWOOD HUNTER, VICKSBURG, SEAHAWK and RICHMOND have contractually committed dayrates of $180,000, $125,000, $92,000, $68,430 and $45,000 respectively, which will be the highest dayrates these units have ever received while operated by us. With an improved market environment, a current capital ratio to total debt of 22%, a current annual capital commitments for maintenance of our eight active drilling units expected to only be $6 to $10 million and expected high utilization of our drilling units during the remainder of fiscal year 2005 and all of fiscal year 2006, we anticipate that our balance sheet and liquidity will continue to strengthen.

RESULTS OF OPERATIONS

     Revenues for the three and nine months ended June 30, 2005 decreased 10% and increased 8%, respectively, compared to the three and nine months ended June 30, 2004. A comparative analysis of revenue by rig is as follows:


                                                          REVENUES
                                                       (In millions)
                        -------------------------------------------------------------------------------
                            Three Months Ended June 30,                Nine Months Ended June 30,
                        ------------------------------------       ------------------------------------
                          2005         2004       Variance           2005         2004       Variance
                        ----------   ---------    ----------       ---------    ---------    ----------

RICHMOND                 $ 3.0      $ 2.4          $ 0.6            $ 8.3       $ 6.9           $ 1.4
ATWOOD HUNTER              5.6        5.6              -             16.4        14.1             2.3
ATWOOD FALCON              7.7        7.8           (0.1)            20.8        21.6            (0.8)
VICKSBURG                  5.8        6.0           (0.2)            17.8        18.2            (0.4)
ATWOOD BEACON              5.9        6.1           (0.2)            18.2        15.2             3.0
ATWOOD SOUTHERN CROSS      2.8        3.5           (0.7)             9.1         9.1               -
SEAHAWK                    2.4        4.6           (2.2)             9.6        14.0            (4.4)
ATWOOD EAGLE               8.7       11.9           (3.2)            26.7        19.9             6.8
OTHER                      1.7        0.5            1.2              3.1         1.5             1.6
                         -----      -----          -----           ------      ------           -----
                         $43.6      $48.4          $(4.8)          $130.0      $120.5           $ 9.5



     The average dayrates for the RICHMOND were approximately $33,000 and $31,000 for the three and nine months ended June 30, 2005, compared to average dayrates of approximately $27,000 and $26,000 for the three and nine months ended June 30, 2004. While revenues for the ATWOOD HUNTER for the current quarter were consistent with the prior fiscal year quarter, the year-to-date increase is due to approximately 100% utilization at a dayrate of $62,000 compared to approximately 95 % utilization at dayrates ranging from $40,000 - $62,000 for the prior fiscal year-to-date period. Revenues for the ATWOOD FALCON and VICKSBURG for the current quarter and year-to-date period were relatively consistent for the same periods in the prior fiscal year. The ATWOOD BEACON's revenue for the current quarter was also relatively consistent with the prior fiscal year quarter. However, the increase in revenue for the nine months ended June 30, 2005 was due to an average dayrate of $67,000 which includes 110 days of loss of hire insurance, compared to an average dayrate of approximately $56,000 for the nine months ended June 30, 2004. The decrease in revenues for the ATWOOD SOUTHERN CROSS for the current quarter was due to approximately 80% utilization as the rig commenced its relocation to the Mediterranean during June compared to 100% utilization in the prior fiscal year quarter while revenues for the year-to-date periods were consistent. Utilization rates for the SEAHAWK were approximately 60% and 80% for the three month and nine months ended June 30, 2005, respectively as the rig was awaiting commencement of its next contract, while utilization during the prior fiscal year was 100%. The fiscal year-to-date decrease also includes three months amortization of deferred upgrade revenue of approximately $1.3 million during the first quarter of the prior fiscal year compared to no amortization of such revenue during the current fiscal year as amortization of the upgrade revenue ended November 2003. The decrease in revenue for the ATWOOD EAGLE for the current quarter was due to amortization of mobilization revenues of approximately $2.7 million in the prior fiscal year quarter compared to none in the current quarter. Fiscal year-to-date revenues were higher compared to the prior fiscal year-to-date period as the rig has been 100% utilized during the current fiscal year compared to approximately 60% utilization during the prior fiscal year as the rig was relocating to Australia. Other revenues are higher than the prior fiscal year periods due to the recent increase in activity with one of our managed platform rigs in Australia.

     Contract drilling costs for the three and nine months ended June 30, 2005 decreased 3% and increased 6%, respectively, as compared to the three and nine months ended June 30, 2004. A comparative analysis of contract drilling costs by rig is as follows:


                                                              CONTRACT DRILLING COSTS
                                                                      (In millions)
                                    ------------------------------------------------------------------------------
                                        Three Months Ended June 30,                Nine Months Ended June 30,
                                    ------------------------------------       -----------------------------------
                                      2005         2004       Variance           2005        2004       Variance
                                     ----------   ---------    ----------       ---------   ---------    ----------

SEAHAWK                              $ 2.5        $ 2.0          $ 0.5          $ 7.3        $ 6.2          $ 1.1
RICHMOND                               2.5          2.1            0.4            6.6          6.0            0.6
ATWOOD FALCON                          3.9          3.7            0.2           10.0          9.9            0.1
VICKSBURG                              2.2          2.2              -            6.6          6.6              -
ATWOOD HUNTER                          3.1          3.1              -            8.6          8.9           (0.3)
ATWOOD SOUTHERN CROSS                  2.7          2.8           (0.1)           8.0          9.6           (1.6)
ATWOOD BEACON                          2.1          2.3           (0.2)           6.4          6.8           (0.4)
ATWOOD EAGLE                           5.3          7.3           (2.0)          16.0         14.1            1.9
OTHER                                  1.6          1.1            0.5            5.2          2.4            2.8
                                     -----        -----          -----          -----        -----          -----
                                     $25.9        $26.6          $(0.7)         $74.7        $70.5          $ 4.2
                                     =====        =====          =====          =====        =====          =====




     The increase in drilling costs for the SEAHAWK and RICHMOND were primarily due to higher repair and maintenance expenses incurred on the rigs during the three and nine months ended June 30, 2005 compared to the three and nine months ended June 30, 2004. Drilling costs for the ATWOOD FALCON, VICKSBURG, ATWOOD HUNTER, ATWOOD SOUTHERN CROSS, and ATWOOD BEACON remained relatively consistent for the current quarter and fiscal year-to-date period as compared to the same periods in the prior fiscal year with the exception of the decrease of fiscal year-to-date costs for the ATWOOD SOUTHERN CROSS. That decrease was due to the fact that the rig incurred approximately $1.6 million of boat towing costs while relocating from Egypt to India during the quarter ended December 31, 2003 compared to no such costs in the quarter ended December 31, 2004. The decrease in drilling costs for the ATWOOD EAGLE during the current quarter was due to several factors. We amortized ATWOOD EAGLE mobilization expenses of approximately $2.6 million in the prior fiscal year quarter compared to none in the current fiscal year quarter. ATWOOD EAGLE fiscal year-to-date drilling costs have increased due to an approximate $20,000 per day higher salary expense attributable to additional rig personnel required due to local operating requirements in Australia during the current fiscal year and higher Australian labor costs in comparison to labor costs in West Africa, its location during the first quarter of the prior fiscal year. Other drilling costs were higher for the three and nine months ended June 30, 2005 due to the recent increase in activity with one of our managed platform rigs in Australia. The prior fiscal year-to-date period also includes the settlement of a dispute with a customer which resulted in a reduction to drilling costs of approximately $600,000 and an insurance premium refund of $450,000.

     An analysis of depreciation expense by rig for the three and nine months ended June 30, 2005 compared to the three and nine months ended June 30, 2005 is as follows:


                                                      DEPRECIATION EXPENSE
                                                           (In millions)
                             ------------------------------------------------------------------------------
                                 Three Months Ended June 30,                Nine Months Ended June 30,
                             ------------------------------------       -----------------------------------
                               2005         2004       Variance           2005        2004       Variance
                             ----------   ---------    ----------       ---------   ---------    ----------

ATWOOD BEACON                 $ 1.3         $ 1.3          $   -         $ 3.9        $ 4.0          $(0.1)
VICKSBURG                       0.7           0.7              -           2.0          2.0              -
ATWOOD SOUTHERN CROSS           1.1           1.1              -           3.3          3.1            0.2
ATWOOD HUNTER                   1.3           1.3              -           4.0          4.0              -
ATWOOD FALCON                   0.7           0.7              -           2.1          2.0            0.1
ATWOOD EAGLE                    1.2           1.2              -           3.5          3.6           (0.1)
RICHMOND                        0.2           0.2              -           0.7          0.6            0.1
SEAHAWK                         0.2           1.3           (1.1)          0.4          3.8           (3.4)
OTHER                           0.0           0.1           (0.1)          0.1          0.5           (0.4)
                              -----         -----         ------        ------        -----          -----
                              $ 6.7         $ 7.9         $ (1.2)       $ 20.0        $23.6          $(3.6)
                              =====         =====         ======        ======        =====          =====


30

     Effective October 1, 2004, we extended the remaining depreciable life of the SEAHAWK from 2 months to 5 years, as discussed in Note 4 of our condensed consolidated financial statements, which resulted in the current quarter and the fiscal year-to-date reduction of depreciation expense. The depreciable life of this rig was extended based upon entry into a contract that extended the rig's commercial viability for up to 5 years, coupled with our intent to continue marketing and operating the rig beyond 2 months.

     General and administrative expenses for the current fiscal year have increased compared to the prior three and nine month periods due to the fact that $0.7 million in bonuses were paid during the current fiscal year versus no bonus payments in the prior fiscal year and due to increased professional fees resulting from compliance requirements of the Sarbanes-Oxley Act of 2002. Although the level of our outstanding debt has been reduced significantly from the prior fiscal year, interest expense has only decreased slightly due to rising interest rates.

     Virtually all of our tax provision for each of the three and nine months ended June 30, 2005 and 2004 relates to taxes in foreign jurisdictions. In December 2004, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, a $1.0 million deferred tax benefit was recognized in June 2005 due to the filing, and subsequent acceptance by the local tax authority, of amended prior year tax returns. As a result, our effective tax rate for the current quarter and fiscal year-to-date period were significantly less than the U.S. statutory rate. The effective tax rate for the current fiscal year is also significantly less when compared to the prior fiscal year due to the items mentioned above, and due to a higher operating income in certain nontaxable and deemed profit tax jurisdictions during fiscal year-to-date 2005 when compared to the same period in fiscal year 2004. Excluding any other discrete items that may be incurred, we expect our effective tax rate to be approximately 25% for the fourth quarter of fiscal year 2005 and 10% for the whole of fiscal year 2005 as a whole.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the cyclical nature of the offshore drilling industry, maintaining high equipment utilization of our eight active drilling units in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. Since fiscal year 2000, net cash provided by operating activities ranged from a low of approximately $14 million in fiscal year 2003 to a high of approximately $62 million in fiscal year 2001, with net cash provided by operating activities in fiscal year 2004 of approximately $26 million. Net cash provided by operating activities for the first nine months of fiscal year 2005 was approximately $37.9 million. We expect that in fiscal year 2005, net cash provided by operating activities will be approximately $50 million for the full fiscal year period. Our operating cash flows are primarily driven by our operating income, which reflects dayrate and rig utilization. With higher dayrates and strengthening market conditions, we should have higher cash flows and earnings in fiscal year 2005 compared to fiscal year 2004. Currently, our existing cash commitments for the remainder of fiscal year 2005 and beyond, outside of funding current rig operations, includes annual capital expenditures of $6 to $10 million for maintenance of our eight active drilling rigs, $16 million upgrade of the SEAHAWK planned in fiscal year 2006 prior to the rig commencing working under its long-term contract in West Africa, and quarterly repayments of $9 million under the term portion of our senior secured credit facility. We expect to generate sufficient cash flows from operations to satisfy these obligations.

     At June 30, 2005, we had $99 million outstanding under the term portion and nothing outstanding under the $100 million revolving portion of our senior secured credit facility. In October 2004, upon conclusion of our 1,175,000 common shares stock offering, we repaid the $55 million then outstanding under the revolving portion of our senior secured credit facility with proceeds from the offering and cash on hand. We currently have approximately $99 million of available borrowing capacity and with a debt to total capitalization ratio currently around 22%, we expect to remain in compliance with all financial covenants during the remainder of fiscal year 2005. The collateral for our senior secured credit facility consists primarily of preferred mortgages on all eight of our active drilling units (with an aggregate net book value at June 30, 2005 totaling approximately $385 million). We are required to pay a fee of approximately .80% per annum on the unused portion of the revolving loan facility and certain other administrative costs. Effective June 15, 2005, we amended our senior secured credit facility to clarify covenants relating to insurance.

     The SEASCOUT, a semisubmersible hull which could be converted and upgraded to a semisubmersible tender assist vessel, continues to be cold-stacked. We expect that the cost to convert and upgrade the SEASCOUT would range from $70 million to $80 million. We have no current capital commitments on the SEASCOUT, and we would not plan to undertake a conversion and upgrade unless an acceptable contract opportunity has been secured and adequate financing is in place. We continue to periodically increase and adjust our planned capital expenditures and financing of such expenditures in light of current market conditions.

     Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. The insurance receivable of $25.4 million at September 30, 2004 and $0.6 million of the $1.1 million at June 30, 2005 relates to repairs made or to be made to the ATWOOD BEACON. During fiscal year 2006, we plan to complete the remaining work to restore the rig to its pre-incident condition at which time we expect to collect the remaining $0.6 million insurance receivable associated therewith.

                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse change in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     With the interest rate on our long-term debt under our current credit facilities at a floating rate, the outstanding long-term debt of $99 million at June 30, 2005 approximates its fair value. The impact on annual cash flow of a 10% change in the floating rate (approximately 50 basis points) would be approximately $0.5 million. We did not have any open derivative contracts relating to our floating rate debt as of June 30, 2005.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on June 30, 2005 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the prior fiscal year-end exchange rates would result in a foreign currency transaction loss of approximately $0.3 million. We did not have any open derivative contracts relating to foreign currencies as of June 30, 2005.

                                 PART I. ITEM 4
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES


(a)      Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

         3.1.4 Articles of Amendment dated November 7,1997 (Incorporated herein by reference to Exhibit 3.1.4 of our Form 10-K for the year ended September 30, 2002).

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

         10.1 Fourth Amendment to Credit Agreement dated June 15, 2005 among Atwood Oceanics, Inc. Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other financial institutions named therein (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed July 8, 2005).

         *31.1    Certification of Chief Executive Officer

         *31.2    Certification of Chief Financial Officer

         *32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

         *32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith

                                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ATWOOD OCEANICS, INC.
                                     (Registrant)




Date:  August 8, 2005                /s/JAMES M. HOLLAND_
                                     James M. Holland
                                     Senior Vice President, Chief Financial
                                     Officer, Chief Accounting Officer and
                                     Secretary

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

         10.1 Fourth Amendment to Credit Agreement dated June 15, 2005 among Atwood Oceanics, Inc. Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other financial institutions named therein (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed July 8, 2005).

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

Date: August 8, 2005

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

Date: August 8, 2005

                  /s/ JAMES M. HOLLAND
                  James M. Holland
                  Chief Financial Officer

                                                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    August 8, 2005                  /s/ JOHN R. IRWIN
                                         John R. Irwin
                                         President and Chief Executive Officer

                                                                   EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    August 8, 2005               /s/JAMES M. HOLLAND
                                      James M. Holland
                                      Senior Vice President and
                                      Chief Financial Officer