Form 10-K
period 2005-09-30
ATWOOD OCEANICS INC
filed 2005-12-14
CIK 8411

SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D. C. 20549

                                    Form 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

                        Securities registered pursuant to
                            Section 12(b) of the Act:
                           Common Stock, $1 par value
                         Preferred Stock Purchase Rights
                              (Title of each Class)

                             New York Stock Exchange
                             New York Stock Exchange
                   (Name of each exchange on which registered)

                        Securities registered pursuant to
                            Section 12(g) of the Act:
                                      NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our Common Stock, $1 par value was last sold, or the average bid and asked price of such Common Stock, as of March 31, 2005 was $880,954,733.

     The number of shares outstanding of the registrant's class of Common Stock, $1 par value, as of December 12, 2005: 15,352,301.

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Annual Report to Shareholders for the fiscal year ended September 30, 2005 - Referenced in Parts I, II and IV of this report.

     (2) Proxy Statement for Annual Meeting of Shareholders to be held February 9, 2006 - Referenced in Part III of this report.

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

     During our 38 year history, the majority of our drilling units have operated outside of U.S. waters, and we have conducted drilling operations in most of the major offshore exploration areas of the world. Our current worldwide operations includes eight premium offshore mobile drilling units located in four regions of the world - offshore Southeast Asia, offshore Australia, the Mediterranean Sea and the U.S. Gulf of Mexico. Approximately 93%, 94%, and 94% of our contract revenues were derived from foreign operations in fiscal years 2005, 2004 and 2003, respectively. The submersible RICHMOND is our only drilling unit currently working in U.S. waters. We support our operations from our Houston headquarters and offices currently located in Vietnam, Australia, Malaysia, Egypt, Indonesia, Singapore and the United Kingdom. We expect to have two of our drilling units working offshore Africa during the second half of fiscal year 2006. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 13 of Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2005, incorporated by reference herein.

     The following table presents our wholly-owned and operating rig fleet as of December 14, 2005:

                                                                    Water Depth
        Rig Name               Rig Type            Upgraded       Rating (feet)
      ------------          ----------------       ----------       -----------
      ATWOOD EAGLE           Semisubmersible       2000/2002          5,000
      ATWOOD HUNTER          Semisubmersible       1997/2001          5,000
      ATWOOD FALCON          Semisubmersible       1998               3,700
  ATWOOD SOUTHERN CROSS      Semisubmersible       1997               2,000
         SEAHAWK             Semisubmersible       1992/1999           600
                             Tender Assist
      ATWOOD BEACON          Jack-up               2003(1)           400(2)
        VICKSBURG            Jack-up               1998                300
        RICHMOND             Submersible           2000/2002           70

         (1) The ATWOOD BEACON was constructed in 2003.
         (2) In July 2004, all three of the ATWOOD BEACON'S legs and its derrick were damaged while the rig was being positioned. Following repairs, with a leg length of only 489 feet (giving it a nominal water depth rating of 350 feet), the rig has worked continuously offshore Vietnam since January 2005. Upon completing its current contract (estimated third quarter fiscal year 2006), the rig will be moved to India, with a stop in Singapore for about two weeks to have the last leg sections installed to return its leg length to 517 feet, giving it a nominal water depth rating of 400 feet, as per the original design.


     We update and upgrade our fleet and strive to maintain premium, modern equipment. In fiscal year 1997, we commenced an internal upgrade program of all of our active drilling units. Our upgrade program was concluded with the completion of the upgrade of the ATWOOD EAGLE in November 2002. Collectively, we invested $340 million in upgrading seven offshore mobile drilling units in connection with our upgrade program. In August 2003, our eighth drilling unit, the ATWOOD BEACON, an ultra-premium, jack-up rig, commenced its initial drilling contract following completion of its construction and commissioning in early August 2003. This drilling unit was constructed on time and on budget at a cost of approximately $120 million.


     Current effective utilization of worldwide offshore drilling equipment is over 97%. All of our eight drilling units have contractual dayrate commitments that are the highest in their respective histories. Currently, we have approximately 90% and 70% of our available rig days contracted for fiscal years 2006 and 2007, respectively. For many years, one of our strategic focuses has been maintaining high equipment utilization. We had a 98% equipment utilization rate in fiscal year 2005 and have averaged approximately 90% utilization over the last ten years. Today, virtually all worldwide offshore drilling areas have strong market fundamentals, with high utilization of both floating as well as bottom supported drilling units. With our current contract commitments, we expect significant improvement in cash flows and operating results in fiscal year 2006 compared to fiscal year 2005.

OFFSHORE DRILLING EQUIPMENT

     In addition to our owned and operating rigs described above, we also manage two modern, self-contained platform rigs, giving us a total diversified fleet of owned or managed drilling rigs of ten rigs.

     Each type of drilling rig is uniquely designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs we own or manage illustrate the diversified range of applications of our rig fleet.

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

     Semisubmersible Tender Assist Rigs. Semisubmersible tender assist rigs operate like a semisubmersible except that their drilling equipment is temporarily installed on permanently constructed offshore support platforms. Semisubmersible rigs provide crew accommodations, storage facilities and other support for drilling operations.

     Jack-up Rigs. A jack-up drilling rig contains all of the drilling equipment on a single hull designed to be towed to a well site. Once on location, legs are lowered to the sea floor and the unit is raised out of the water by jacking the hull up the legs. On completion of the well, the unit is jacked down, and towed to the next location. A jack-up drilling rig can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in water as deep as that in which a semisubmersible unit can operate. A jack-up rig is a bottom supported rig.

     Submersible Drilling Rigs. The submersible drilling rig we own has two hulls, the lower being a mat, which is capable of being flooded. Drilling equipment and crew accommodations are located on the main hull. After the drilling unit is towed to its location, the lower hull is flooded, lowering the entire unit to its operating draft at which it rests on the sea floor. On completion of operations, the lower hull is deballasted, raising the entire unit to its towing draft. This type of drilling unit is designed to operate in shallow water depths ranging from 9 to 70 feet and can operate in moderately severe sea conditions. Although drilling units of this type are less expensive to operate, like a jack-up rig, they cannot operate in water as deep as that in which a semisubmersible rig can operate. A submersible drilling rig is a bottom supported unit.

     Modular Platform Rigs. A modular platform rig is similar to a land rig in its basic components. Modular platform rigs are temporarily installed on permanently constructed offshore support platforms in order to perform drilling operations. After the drilling phase is completed, the modular rig is broken down into convenient packages and moved by workboats. A platform rig usually stays at a location for several months, if not years, since several wells are typically drilled from a support platform.

DRILLING CONTRACTS

     We obtain the contracts under which we operate our vessels either through individual negotiation with the customer or by submitting proposals in competition with other contractors. Our contracts vary in their terms and conditions. The initial term of contracts for our owned and/or managed vessels has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling vessel, a force majeure event, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions at the option of the customer.

     The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond our control. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect our ability to employ our drilling vessels. Our active rig utilization for fiscal years 2005, 2004 and 2003 was 98%, 93% and 92%, respectively.

     Of our current drilling contracts, six of our drilling units have contract terms that extend beyond fiscal year 2006. The ATWOOD FALCON contract in Malaysia extends into fiscal year 2009. The ATWOOD HUNTER, ATWOOD EAGLE, ATWOOD BEACON and SEAHAWK contracts extend into fiscal year 2008. The VICKSBURG has current contract commitments that extend into the second half of fiscal year 2007. Even though, the RICHMOND and ATWOOD SOUTHERN CROSS currently do not have contract commitments that extend beyond fiscal year 2006, we expect that both rigs will remain highly utilized over the next few years. Two of our rigs, the SEAHAWK and ATWOOD SOUTHERN CROSS, will incur some zero revenue days during fiscal year 2006 due to planned upgrades. In December 2005, the ATWOOD SOUTHERN CROSS is currently in a shipyard in Malta for approximately 40 days undergoing a $7 million equipment upgrade and refurbishment and the SEAHAWK will be off dayrate revenues for approximately five months to undergo a $16 million equipment upgrade and relocation from offshore Southeast Asia to offshore West Africa. We can provide no assurance that we will not experience some unplanned idle time on our other drilling units during fiscal year 2006. Maintaining high equipment utilization in up, as well as down, cycles, is a key factor in generating cash to satisfy current and future obligations.

     For long moves of drilling equipment, we attempt to obtain either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. In todays strong market environment, we are able to receive a dayrate as mobilization compensation; however, a surplus of certain types of units, either worldwide or in particular operating areas, can result in our acceptance of a contract which provides only partial or no recovery of relocation costs. Additionally, under such a contract, we may not make any profit during the relocation of a rig. This was the case in fiscal year 2003 when the ATWOOD EAGLE was moved from offshore Greece to offshore Angola at a cost of $8.2 million, with only $2.7 million received in mobilization compensation, and when the ATWOOD FALCON was relocated from offshore Australia with mobilization costs of approximately $2 million, which approximated mobilization compensation. We can give no assurance that we will receive full or partial recovery of any future relocation costs beyond that for which we have already contracted.

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

     The majority of our contracts are denominated in U.S. dollars, but occasionally a portion of a contract is payable in local currency. To the extent there is a local currency component in a contract, we attempt to match revenue in the local currency to operating costs paid in the local currency such as local labor, shore base expenses, and local taxes, if any.

INSURANCE AND RISK MANAGEMENT

     Our operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, our vessels are subject to various risks particular to our industry which we seek to mitigate by maintaining insurance. These risks include leg damage to jack-ups during positioning (such as we experienced in fiscal year 2004 with the ATWOOD BEACON), capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. Therefore, in addition to general business insurance policies, we maintain the following insurance relating to our rigs and rig operations: hull and machinery, loss of hire, builder's risk, cargo, war risks, protection and indemnity, and excess liability, among others.

     Our operations are also subject to disruption due to terrorism. As a result of significant losses incurred by the insurance industry due to terrorism, offshore drilling rig accidents, damages from hurricanes and other events, we have experienced increases in premiums for certain insurance coverages. Although we believe that we are adequately insured against normal and foreseeable risks in our operations in accordance with industry standards, such insurance may not be adequate to protect us against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism. To date, we have not experienced difficulty in obtaining insurance coverage, although we can provide no assurance as to the future availability of such insurance or the cost thereof. The occurrence of a significant event against which we are not adequately insured could have a material adverse effect on our financial position.

CUSTOMERS

     During fiscal year 2005, we performed operations for fourteen customers. Because of the relatively limited number of customers for which we can operate at any given time, revenues from four different customers amounted to 10% or more of our revenues in fiscal year 2005 as indicated below:

         Customer                           Percentage of Revenues
         ----------------------------------------------------------
         Woodside Energy Ltd.                                 17%
         ExxonMobil Production Malaysia, Inc.                 14%
         Sarawak Shell Bhd.                                   14%
         Burullus Gas Company                                 13%

     Our business operations are subject to the risks associated with a business having a limited number of customers for our products or services, and a decrease in the drilling programs of these customers in the areas where we are employed may adversely affect our revenues and therefore, our results of operations and cash flows.

COMPETITION

     We compete with approximately 10 other offshore drilling contractors, most of which are substantially larger than we are and which possess appreciably greater financial and other resources. The offshore drilling industry is very competitive, with no single offshore drilling contractor being dominant. Thus, there is competition in securing available offshore drilling contracts.

     Price competition is generally the most important factor in the offshore drilling industry; however, when there is high worldwide utilization of equipment, as currently exists, rig availability and suitability become more important factors in securing contracts than price. The technical capability of specialized drilling equipment and personnel at the time and place required by customers are also important. Other competitive factors include work force experience, rig suitability, efficiency, condition of equipment, safety performance, reputation and customer relations. We believe that we compete favorably with respect to these factors.

INDUSTRY TRENDS

     The performance of the offshore drilling industry is largely determined by basic supply and demand for available equipment. Periods of high demand and high dayrates are often followed by periods of low demand and low dayrates. Offshore drilling contractors can mobilize rigs from one region of the world to another, can "cold stack" rigs, taking them out of service, or reactivate cold stacked rigs in order to adjust supply of existing equipment in various markets to meet demand. The market is highly cyclical and is typically driven by general economic activity and changes in actual or anticipated oil and gas prices. Generally, sustained high energy prices translate into increased exploration and production spending by oil and gas companies, which in turn results in increased drilling activity and demand for equipment like ours.

     The offshore markets where we currently operate, offshore Southeast Asia, offshore Australia, the Mediterranean Sea, and shallow water U.S. Gulf of Mexico, offer the potential for continuing high utilization and dayrates. We expect demand for our drilling units currently working offshore Southeast Asia and Australia to continue to be strong due to demand for oil and gas in that region, largely as a result of the significant growth in the region driven by China's rapidly expanding economy. We also believe that there are attractive future opportunities for the ATWOOD HUNTER and ATWOOD SOUTHERN CROSS which are currently working in the Mediterranean Sea, and that the improving supply and demand balance of jack-up rigs in the U.S. Gulf of Mexico will lead to higher dayrates for our cantilever submersible, the RICHMOND, which competes against these rigs in the shallow waters of that area. The West African offshore drilling market also continues to strengthen. We may have two of our rigs working offshore West Africa by the end of fiscal year 2006.

INTERNATIONAL OPERATIONS

     The large majority of our operations are in foreign jurisdictions which we have historically found to be more stable. We believe international operations provide a better opportunity than domestic operations for attractive contracts and returns over the longer term. Since 1970, we have operated offshore Southeast Asia, offshore Australia, in the Far East, in the Mediterranean Sea, in the Arabian Gulf, in the Red Sea, offshore India, offshore Papua New Guinea, offshore East and West Africa, offshore Central and South America, offshore China and in the U.S. Gulf of Mexico. Currently, we have only one rig is working in the U.S. Gulf of Mexico. Of our international operations, over half are currently offshore Southeast Asia. We have foreign offices in Australia, Malaysia, Indonesia, the United Kingdom, Singapore, Vietnam and Egypt.


     Because most of our operations are foreign, virtually all of our tax provision for fiscal years 2005 and 2004 related to taxes in foreign jurisdictions, with 2005 also impacted by a $3.3 million U.S. tax benefit recognized. During the current fiscal year our provision was also offset by two other foreign discrete items. During the first quarter of fiscal year 2005, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, a $1 million deferred tax benefit from amending prior period tax returns was recognized in June 2005 which also lowered our tax rate in fiscal year 2005. Also, on December 1, 2005 we received notification from the Internal Revenue Service that a previously reserved $3.3 million United States income tax refund we had been pursuing for over two years had been approved for payment. Based upon this approval, we reduced our income tax provision by the refund amount for the year ended September 30, 2005. Furthermore, during fiscal year 2005, as compared to recent prior periods, a higher portion of our operating income was earned in certain nontaxable and deemed profit tax jurisdictions, including business interruptions proceeds earned by the ATWOOD BEACON in a zero tax jurisdiction for approximately three and one half months, which contributed to our lower effective tax rate. As a result of these items, our effective tax rate for fiscal year 2005 was significantly less when compared to the prior year and the United States statutory rate.


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

ENVIRONMENTAL REGULATION

     The transition zone and shallow water areas of the U.S. Gulf of Mexico are ecologically sensitive. Environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of oil and gas companies to drill in these areas. In the United States, regulations applicable to our operations include regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, as an operator of a mobile offshore drilling unit in navigable U.S. waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or other unauthorized discharges of chemicals or wastes resulting from or related to those operations. Laws and regulations protecting the environment have become more stringent, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position, results of operations or cash flows.

     The U.S. Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act, prohibits the discharge of specified substances into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before specified exploration activities occur. Offshore facilities must also prepare plans addressing spill prevention control and countermeasures. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties.

     The U.S. Oil Pollution Act of 1990, or OPA, and related regulations impose a variety of requirement on "responsible parties" related to the prevention of oils spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to civil or criminal enforcement action. We have taken all steps necessary to comply with this law, and have received a Certificate of Financial Responsibility (Water Pollution) from the U.S. Coast Guard. Our operations in U.S. waters are also subject to various other environmental regulations regarding pollution, and we have taken steps to ensure compliance with those regulations.

     The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the outer continental shelf. Included among these are regulations that require the preparation of spill contingency plans and establish air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and cancelling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

     The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. Such persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is also not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

OTHER GOVERNMENTAL REGULATION

     Our non-U.S. contract drilling operations are subject to various laws and regulations in the countries in which we operate, including laws and regulations relating to the importation of and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

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

     Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not, to date, materially adversely affected our earnings, cash flows or competitive position.

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

o the effect public health concerns could have on our international operations and financial results;

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

     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The words "believe," "impact," "intend," "estimate," "anticipate," "plan" and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis in our Annual Report to Shareholders for fiscal year 2004 incorporated by reference in Part II and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY INFORMATION

     We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's web site at http://www.sec.gov. Our website address is www.atwd.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have adopted a code of ethics applicable to our chief executive officer and our senior financial officers which is also available on our website. We intend to satisfy the disclosure requirement regarding any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K for such event. Unless stated otherwise, information on our website is not incorporated by reference into this report or made a part hereof for any purpose. You may also read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms and copy charges.

ITEM 1A. RISK FACTORS

     An investment in our securities involves significant risks. You should carefully consider the risk factors described below before deciding whether to invest in our securities. The risks and uncertainties described below are not the only ones we face. You should also carefully read and consider all of the information we have included, or incorporated by reference, in this report for Form 10-K before you decide to invest in our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

WE RELY ON THE OIL AND NATURAL GAS INDUSTRY AND VOLATILE OIL AND NATURAL GAS PRICES IMPACT DEMAND FOR OUR SERVICES.

     Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:

o      prevailing oil and natural gas prices;

o      expectations about future prices;

o      the cost of exploring for, producing and delivering oil and natural gas;

o      the sale and expiration dates of available offshore leases;

o      worldwide demand for petroleum products;

o      current availability of oil and natural gas resources;

o the rate of discovery of new oil and natural gas reserves in offshore areas;

o      local and international political and economic conditions;

o      technological advances;

o ability of oil and natural gas companies to generate or otherwise obtain funds for capital;

o the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

o political or other disruptions that limit exploration, development and production in oil-producing countries;

o      the level of production by non-OPEC countries; and

o laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions.

     During recent years, the level of offshore exploration, development and production activity has been volatile. Such volatility is likely to continue in the future. A decline in the worldwide demand for oil and natural gas or prolonged low oil or natural gas prices in the future would likely result in reduced exploration and development of offshore areas and a decline in the demand for our services. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Any such decrease in activity is likely to reduce our day rates and our utilization rates and, therefore, could have a material adverse effect on our financial condition, results of operations and cash flows.

RIG CONVERSIONS, UPGRADES OR NEWBUILDS MAY BE SUBJECT TO DELAYS AND COST
OVERRUNS.

     From time to time we may undertake to increase our fleet capacity through conversions or upgrades to rigs or through new construction. These projects are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

o      shortages of equipment, materials or skilled labor;

o      unscheduled delays in the delivery of ordered materials and equipment;

o      unanticipated cost increases;

o      weather interferences;

o difficulties in obtaining necessary permits or in meeting permit conditions;

o      design and engineering problems; and

o      shipyard failures.

OPERATING HAZARDS INCREASE OUR RISK OF LIABILITY; WE MAY NOT BE ABLE TO FULLY INSURE AGAINST THESE RISKS.

     Our operations are subject to various operating hazards and risks, including:

o      catastrophic marine disaster;

o      adverse sea and weather conditions;

o      mechanical failure;

o      navigation errors;

o      collision;

o      oil and hazardous substance spills, containment and clean up;

o      labor shortages and strikes;

o      damage to and loss of drilling rigs and production facilities; and

o      war, sabotage and terrorism.

     These risks present a threat to the safety of personnel and to our rigs, cargo, equipment under tow and other property, as well as the environment. We could be required to suspend our operations or request that others suspend their operations as a result of these hazards. Third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business if such event were to occur in our operations.

     We maintain insurance coverage against the casualty and liability risks listed above. We believe our insurance is adequate, and we have never experienced a loss in excess of policy limits. However, we may not be able to renew or maintain our existing insurance coverage at commercially reasonable rates or at all. Additionally, there is no assurance that our insurance coverage will be adequate to cover future claims that may arise.

     THE INTENSE PRICE COMPETITION AND CYCLICALITY OF OUR INDUSTRY, WHICH IS MARKED BY PERIODS OF LOW DEMAND, EXCESS RIG AVAILABILITY AND LOW DAYRATES, COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES, PROFITABILITY AND CASH FLOWS.

     The contract drilling business is highly competitive with numerous industry participants. The industry has experienced consolidation in recent years and may experience additional consolidation. Recent mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

     Drilling  contracts  are, for the most part,  awarded on a competitive  bid basis. Price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment are also factors. We compete with approximately ten other drilling contractors, most of which are substantially larger and have appreciably greater resources than us.

     The industry in which we operate historically has been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, short rig supply and increasing dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idled. Several markets in which we operate are currently oversupplied. Lower utilization and dayrates in one or more of the regions in which we operate would adversely affect our revenues and profitability. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable. We may be required to idle rigs or to enter into lower-rate contracts in response to market conditions in the future.

WE RELY HEAVILY ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

     Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. Woodside Energy Ltd., ExxonMobil Production Malaysia, Inc., Sarawak Shell Bhd., and Burullus Gas Company provided approximately 17%, 14%, 14% and 13%, respectively of our consolidated revenues in fiscal year 2005. Our results of operations could be materially adversely affected if any of our major customers terminate its contracts with us, fails to renew our existing contracts or refuses to award new contracts to us.

WE MAY SUFFER LOSSES IF OUR CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE THEIR CONTRACTS.

     Certain of our contracts with customers may be cancelable upon specified notice at the option of the customer. Other contracts require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate us for the loss of the contract. Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or other specified conditions. Early termination of a contract may result in a rig being idle for an extended period of time. Our revenues may be adversely affected by customers' early termination of contracts, especially if we are unable to recontract the affected rig within a short period of time. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. The renegotiation of a number of our drilling contracts could adversely affect our financial position, results of operations and cash flows.

WE ARE SUBJECT TO OPERATING RISKS SUCH AS BLOWOUTS AND WELL FIRES THAT COULD RESULT IN ENVIRONMENTAL DAMAGE, PROPERTY LOSS, AND PERSONAL INJURY OR DEATH.

     Our drilling operations are subject to many hazards that could increase the likelihood of accidents. Accidents can result in:

o      costly delays or cancellations of drilling operations;

o      serious damage to, or destruction of, equipment;

o      personal injury or death;

o significant impairment of producing wells or underground geological formations; and

o      major environmental damage.

    Our offshore drilling operations are also subject to marine hazards, either at offshore sites or while drilling equipment is under tow, such as vessel capsizings, collisions or groundings. In addition, raising and lowering jack-up rigs and offshore drilling platforms whose three legs independently penetrate the ocean floor, flooding semisubmersible ballast tanks to help fix the floating drilling unit over the well site and drilling into high-pressure formations are complex, hazardous activities and we can encounter problems.

    We have had accidents in the past demonstrating some of the hazards described above, including the recent ATWOOD BEACON incident. Because of the ongoing hazards associated with our operations:

o we may experience a higher number of accidents in the future than expected;

o our insurance coverage may prove inadequate to cover losses that are greater than anticipated;

o      our insurance deductibles may increase; or

o our insurance premiums may increase to the point where maintaining our current level of coverage is prohibitively expensive.

    Any similar events could yield future operating losses and have a significant adverse impact on our business.

OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE CONTRACTS FOR OUR DRILLING RIGS ON ECONOMICALLY FAVORABLE TERMS.

     The drilling markets in which we compete frequently experience significant fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. In response to fluctuating market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when such moves are economically justified. If demand for our rigs declines, rig utilization and dayrates are generally adversely affected.

FAILURE TO OBTAIN AND RETAIN KEY PERSONNEL COULD IMPEDE OUR OPERATIONS.

     We depend to a significant extent upon the efforts and abilities of our executive officers and other key management personnel. There is no assurance that these individuals will continue in such capacity for any particular period of time. The loss of the services of one or more of our executive officers or key management personnel could adversely affect our operations.

GOVERNMENT REGULATION AND ENVIRONMENTAL RISKS REDUCE OUR BUSINESS
OPPORTUNITIES AND INCREASE OUR COSTS.

     We must comply with extensive government regulation in the form of international conventions, federal, state and local laws and regulations in jurisdictions where our vessels operate and are registered. These conventions, laws and regulations govern oil spills and matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels, and vessel and port security. We believe that we are in material compliance with all applicable environmental, health and safety, and vessel and port security laws and regulations. We are not a party to any pending governmental litigation or similar proceeding, and we are not aware of any threatened governmental litigation or proceeding which, if adversely determined, would have a material adverse effect on our financial condition or results of operations. However, the risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in our industry. Compliance with environmental, health and safety, and vessel and port security laws increases our costs of doing business. Additionally, environmental, health and safety, and vessel and port security laws change frequently. Therefore, we are unable to predict the future costs or other future impact of environmental, health and safety, and vessel and port security laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.

OUR RELIANCE ON FOREIGN OPERATIONS EXPOSES US TO ADDITIONAL RISKS NOT GENERALLY ASSOCIATED WITH DOMESTIC OPERATIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS.

    During the past five years, we derived substantially all of our revenues from foreign sources. We, therefore, face risks inherent in conducting business internationally, such as:

o      legal and governmental regulatory requirements;

o difficulties and costs of staffing and managing international operations;

o      language and cultural differences;

o      potential vessel seizure or nationalization of assets;

o      import-export quotas or other trade barriers;

o      renegotiation or nullification of existing contracts;

o difficulties in collecting accounts receivable and longer collection periods;

o      foreign and domestic monetary policies;

o      political and economic instability;

o      terrorist acts, war and civil disturbances;

o      assault on property or personnel;

o travel limitations or operational problems caused by severe acute respiratory syndrome (SARS) or other public health threats;

o      imposition of currency exchange controls; and

o potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws.

     In the past, these conditions or events have not materially affected our operations. However, we cannot predict whether any such conditions or events might develop in the future. Also, we organized our subsidiary structure and our operations, in part, based on certain assumptions about various foreign and domestic tax laws, currency exchange requirements, and capital repatriation laws. While we believe our assumptions are correct, there can be no assurance that taxing or other authorities will reach the same conclusion. If our assumptions are incorrect, or if the relevant countries change or modify such laws or the current interpretation of such laws, we may suffer adverse tax and financial consequences, including the reduction of cash flow available to meet required debt service and other obligations. Any of these factors could materially adversely affect our international operations and, consequently, our business, operating results and financial condition.

WE MAY SUFFER LOSSES AS A RESULT OF FOREIGN EXCHANGE RESTRICTIONS AND FOREIGN CURRENCY FLUCTUATIONS.

     A significant portion of the contract revenues of our foreign operations are paid in U.S. dollars; however, some payments are made in foreign currencies. As a result, we are exposed to currency fluctuations and exchange rate risks as a result of our foreign operations. To minimize the financial impact of these risks when we are paid in foreign currency, we attempt to match the currency of operating costs with the currency of contract revenue. However, any increase in the value of the U.S. dollar in relation to the value of applicable foreign currencies could adversely affect our operating revenues when translated into U.S. dollars. To date, currency fluctuations have not had a material impact on our financial condition or results of operations.

WE ARE SUBJECT TO WAR, SABOTAGE AND TERRORISM, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     The terrorist attacks of September 11, 2001 have had a continuing impact, including those related to the current U.S. military campaigns in Afghanistan and Iraq, on the energy industry. It is unclear what impact the current U.S. military campaigns or possible future campaigns will have on the energy industry in general, or us in particular, in the future. Uncertainty surrounding retaliatory military strikes or a sustained military campaign may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy.

     The terrorist attacks have resulted in a hardening of the insurance market. We maintain insurance coverage against casualty and liability risks and have renewed our primary insurance program for the insurance year 2005-2006. We will evaluate the need to maintain this coverage as it applies to our drilling fleet in the future. We believe our insurance is adequate, and we have never experienced a loss in excess of policy limits. There is no assurance that our insurance coverage will be available or affordable and, if available, whether it will be adequate to cover future claims that may arise.

     Instability in the financial markets as a result of war, sabotage or terrorism could also affect our ability to raise capital and could also adversely affect the oil, gas and power industries and restrict their future growth.

OUR SIGNIFICANT DEBT LEVEL MAY HINDER OUR OPERATIONAL FLEXIBILITY AND MAKE IT DIFFICULT TO MEET OUR DEBT SERVICE OBLIGATIONS.

     We have significant indebtedness and will require substantial cash flow to meet our debt service requirements. At September 30, 2005, our long-term debt was $90 million. A high level of indebtedness will affect our future operations in several ways, including the following:

o We may be more vulnerable to general adverse economic and industry conditions than some of our competitors who have less debt, and therefore, we may be at a competitive disadvantage.

o Covenants in our debt obligations require us to meet certain financial tests and limit our ability to borrow additional funds, make certain capital expenditures, sell assets, pay dividends, or repurchase any of our outstanding common stock.

o We may experience difficulties in obtaining additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes.

     Our ability to meet our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive, and business factors. We cannot control many of these factors, such as general economic and financial conditions in the oil and gas industry, the economy at large and competitive initiatives of our competitors. Our future cash flows may be insufficient to meet all of our debt obligations and commitments, and any insufficiency could negatively impact our business. To the extent that we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds of an equity offering. There is no assurance that additional indebtedness or equity financing will be available to us in the future for the refinancing or repayment of existing indebtedness, nor can we give any assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale.

THE SUBSTANTIAL EQUITY INTEREST OWNED BY CERTAIN SHAREHOLDERS MAY LIMIT THE ABILITY OF OTHER SHAREHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS REQUIRING SHAREHOLDER APPROVAL.


     As of December 14, 2005, Helmerich & Payne International Drilling Co., owns of record and beneficially 2,000,000 shares of our common stock, or approximately 13% of the issued and outstanding shares of our common stock. Two of our directors, Hans Helmerich and George S. Dotson, are executive officers of Helmerich & Payne, Inc, the parent company of Helmerich & Payne International Drilling Co. The ownership and board representation of Helmerich & Payne, Inc. enables it to exercise substantial influence over the election of directors and other corporate matters requiring shareholder or board of directors' approval.


FUTURE SALES OF OUR COMMON STOCK BY HELMERICH & PAYNE INTERNATIONAL DRILLING CO. COULD ADVERSELY AFFECT ITS MARKET PRICE.

     Helmerich & Payne International Drilling Co. has advised us that, consistent with its pursuit of a strategy of focusing on its core drilling business, it intends to evaluate its entire investment portfolio, which includes shares of our common stock, and its cash requirements on a continuous basis and that it may seek to dispose of all or a portion of the shares of our common stock owned by it when and as necessary, from time to time, to fund its corporate needs. Until the sale of all of the shares of common stock owned by Helmerich & Payne International Drilling Co. which are registered on Form S-3, Registration N0. 333-117534, are sold or are de-registered, we will or may have a large number of shares of common stock outstanding and available for resale beginning at various points in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could also make it more difficult for us to sell our common stock or other equity securities in the future at a time and at a price that we deem appropriate.

ANTI-TAKEOVER  PROVISIONS IN OUR ARTICLES OF  INCORPORATION,
BYLAWS AND RIGHTS PLAN COULD MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO RECEIVE A PREMIUM FOR THEIR SHARES UPON A CHANGE OF CONTROL.

     Holders of the common stock of acquisition targets often receive a premium for their shares upon a change of control. Texas law and the following provisions, among others, of our articles of incorporation, bylaws and rights plan could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

o We are subject to a provision of Texas corporate law that prohibits us from engaging in a business combination with any shareholder for three years from the date that person became an affiliated shareholder by beneficially owning 20% or more of our outstanding common stock, unless specified conditions are met.

o Special meetings of shareholders may not be called by anyone other than our board of directors, its chairman, president, or the holders of at least one-tenth of all shares entitled to vote at the meeting.

o Our board of directors has the authority to issue up to 1,000,000 shares of "blank-check" preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our shareholders.

o We have issued "poison pill" rights to purchase Series A Junior Participating Preferred Stock under our rights plan, whereby the ownership of our shares by a potential acquirer can be significantly diluted by the sale at a significant discount of additional shares of our common stock to all other shareholders, which could discourage unsolicited acquisition proposals.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM  2. PROPERTIES

     Information regarding the location and general character of our principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 2005, which is incorporated by reference herein.

     Collectively since fiscal year 1997, we expended $340 million in upgrading seven offshore mobile drilling units. The timing and costs of the various upgrades are as follows:

                                          YEAR UPGRADE
           DRILLING UNITS                  COMPLETED            COST OF UPGRADE
  --------------------------------- ------------------------  -----------------
                                                                  (In Millions)

   ATWOOD HUNTER (PHASE I)                    1997                     $ 40
   ATWOOD SOUTHERN CROSS                      1997                       35
   ATWOOD FALCON                              1998                       45
   VICKSBURG                                  1998                       35
   SEAHAWK                                    1999                       22
   ATWOOD EAGLE (PHASE I)                     2000                        8
   RICHMOND                                   2000                        7
   ATWOOD HUNTER (PHASE II)                   2001                       58
   ATWOOD EAGLE (PHASE II)                    2002                       90
                                                                      -----
                                                                       $340

     In August 2003, our eighth active drilling unit, the newbuild ultra-premium jack-up, ATWOOD BEACON, commenced its initial drilling contract following completion of construction and commissioning. This drilling unit was constructed at a cost of approximately $120 million. On July 25, 2004, all three of the ATWOOD BEACON'S legs and its derrick were damaged while the rig was being positioned. The rigs and its legs were transported to the builder's shipyard in Singapore for inspection and repairs which were completed in January 2005. For more information concerning these costs, see Note 3 in Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2005, incorporated by reference herein.

     Subsequent to the end of our fiscal year 2005, in October 2005, we sold our semisubmersible hull, SEASCOUT, that we had purchased in 2000, for $10 million (net after certain expenses), which resulted in a gain of approximately $1 million. We purchased this hull for a possible upgrade to a tender assist vessel, but we never identified an acceptable contract opportunity. Also, in October 2005, we sold our spare 15,000 P.S.I. BOP stack for approximately $15 million, which resulted in an after tax gain of approximately $8 million. We completed this stack in 2003 for a possible future contractual requirement; however, the stack had never been utilized and we had no current contractual requirements for its use.

ITEM  3. LEGAL PROCEEDINGS

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     During the fourth quarter of fiscal year 2005, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS


    We have approximately 2,800 beneficial owners of our common stock based upon a report provided to us by a third party shareholder services provider dated December 9, 2005. Our common stock is traded on the New York Stock Exchange.


    We did not pay cash dividends in fiscal years 2004 or 2005 and we do not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of our business. To enable us to maintain our high competitive profile in the industry, we expect to utilize cash reserves at the appropriate time to upgrade existing equipment or to acquire additional equipment. Our credit facility prohibits payment of cash dividends on common stock without lender approval.

    Market information concerning our common stock may be found under the caption heading "Stock Price Information" in our Annual Report to Shareholders for fiscal year 2005, which is incorporated by reference herein.

    Equity compensation plan information required by this item may be found in Note 6 to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2005, which is incorporated by reference herein.

ITEM  6. SELECTED FINANCIAL DATA

     Information required by this item may be found under the caption "Five Year Financial Review" in our Annual Report to Shareholders for fiscal year 2005, which is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2005, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information   required  by  this  item  may  be  found  under  the  caption
"Disclosures About Market Risk" in the Company's Annual Report to Shareholders for fiscal year 2005, which is incorporated by reference herein.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2005, which is incorporated by reference herein.

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

(b)  Management's Annual Report on Internal Control over Financial Reporting

     A copy of our Management's Report of Internal Control over Financial Reporting is included in our Annual Report to Shareholders for fiscal year 2005, which is incorporated by reference herein.

(c)  Attestation Report of the Independent Registered Public Accounting Firm.

     A copy of the attestation report of PricewaterhouseCoopers, LLP, our independent registered public accounting firm is included in our Annual Report to Shareholders for fiscal year 2005, which is incorporated by reference herein.

(d)  Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

         None.

PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2006, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2006, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2006, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2006, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2006, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM  15.  EXHIBITS AND FINANCIAL STATEMENTS

(a) FINANCIAL STATEMENTS AND EXHIBITS

1.       FINANCIAL STATEMENTS


     The following financial statements, together with the report of PricewaterhouseCoopers LLP dated December 13 , 2005 appearing in our Annual Report to Shareholders for fiscal year 2005, are incorporated by reference herein:


         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of September 30, 2005 and 2004

         Consolidated Statements of Operations for each of the three years in the period ended September 30, 2005

         Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2005

         Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2005

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

          The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

          Atwood Oceanics, Inc. 1990 Stock Option Plan - See Exhibit 10.1.1 hereof.

          Form of Atwood Oceanics, Inc. Stock Option Agreement (1990 Stock Option Plan) - See Exhibit 10.1.2 hereof.

          Amendment No.1 to the Atwood Oceanics, Inc. 1990 Stock Option Plan - See Exhibit 10.1.3 hereof.

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

          Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.3 hereof.

          Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.3.4 hereof.

          Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.3.5 hereof.

          Atwood Oceanics, Inc. 2001 Stock Incentive Plan - See Exhibit 10.3.6 hereof.

          Form of Atwood Oceanics, Inc. Stock Option Agreement (2001 Stock Incentive Plan) - See Exhibit 10.3.7 hereof.

          Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement (2001 Stock Incentive Plan) - See Exhibit 10.3.8 hereof.


          Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2005 - See Exhibit
          10.4.1 hereof.

          Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2006 - See Exhibit
          10.4.2 hereof.

          Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin - See Exhibit 10.5.1 hereof.

          Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland - See Exhibit 10.5.2 hereof.

          Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley - See Exhibit 10.5.3 hereof.


          (b)      NONE

          (c)      NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATWOOD OCEANICS, INC.

                                       /S/JOHN R. IRWIN
                                       -----------------------
                                       JOHN R. IRWIN, President and Chief
                                       Executive Officer

                                       DATE:  December  14, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /S/ JAMES M. HOLLAND                                 /S/ JOHN R. IRWIN
 --------------------                                 -----------------
 JAMES M. HOLLAND                                     JOHN R. IRWIN
 Senior Vice President and Chief Financial Officer    President, Chief Executive Officer
 and (Principal Financial and Accounting Officer)     Director
 Date:  December 14, 2005                             (Principal Executive Officer)
                                                      Date:  December 14, 2005

 /S/ ROBERT W. BURGESS                                /S/ GEORGE S. DOTSON
 ---------------------                                --------------------
 ROBERT W. BURGESS                                    GEORGE S. DOTSON
 Director                                             Director
 Date:  December 14, 2005                             Date:  December 14, 2005

 /S/ HANS HELMERICH                                   /S/ WILLIAM J. MORRISSEY
 ------------------                                   ------------------------
 HANS HELMERICH                                       WILLIAM J. MORRISSEY
 Director                                             Director
 Date:  December 14, 2005                             Date:  December 14, 2005

 /S/ DEBORAH A. BECK
 DEBORAH A. BECK
 Director
 DATE:  December 14, 2005

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

10.3.6 Atwood Oceanics, Inc. 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix A to our Form DEF14A filed January 15, 2002).


*10.3.7 Form of Atwood Oceanics, Inc. Stock Option Agreement - 2001 Stock Incentive Plan

*10.3.8 Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement - 2001 Stock Incentive Plan.

10.4.1 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2005 (Incorporated herein by reference to Exhibit 10.4.2 of our Form 10-K for the year ended September 30, 2004).

*10.4.2 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2006.

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

*21.1    List of Subsidiaries.

*23.1    Consent of Independent Registered Public Accounting Firm.

*31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *Filed herewith