Form 10-Q
period 2005-12-31
ATWOOD OCEANICS INC
filed 2006-02-09
CIK 8411

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

       |X|        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2005
                         COMMISSION FILE NUMBER 1-13167

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
One):

Large accelerated filer X   Accelerated filer ___    Non-accelerated filer ___
                       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2006: 15,439,801 shares of common stock, $1 par value
-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                     For the Quarter Ended December 31, 2005


                                      INDEX

Part I. Financial Information

  Item 1.  Unaudited Condensed Consolidated Financial Statements    Page

      a)   Condensed Consolidated Statements of Operations
           For the Three Months Ended December 31, 2005 and 2004.........6

      b)   Condensed Consolidated Balance Sheets
           As of December 31, 2005 and September 30, 2005................7

      c)   Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended December 31, 2005 and 2004.........8

      d)   Condensed Consolidated Statement of Changes in Shareholders'
           Equity for the Three Months Ended December 31, 2005...........9

      e)   Notes to Condensed Consolidated Financial Statements.........10


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................17

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...24

  Item 4.  Controls and Procedures......................................25

Part II. Other Information

  Item 6.  Exhibits ....................................................26

Signature...............................................................27

Certifications..........................................................29

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     This Form 10-Q for the quarterly period ended December 31, 2005 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

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

You should also read the risk factors set forth in our Form 10K for the year ended September 30, 2005 filed with the Securities and Exchange Commission, or SEC. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                    Three Months Ended
                                                      December 31,
                                               --------------------------
                                                  2005               2004

REVENUES:
Contract drilling                              $55,414            $38,986
Business interruption proceeds                       -              6,440
                                               -------            -------
                                                55,414             45,426
                                               -------            -------

COSTS AND EXPENSES:
Contract drilling                               33,770             25,203
Depreciation                                     6,390              6,526
General and administrative                       5,993              3,571
Gain on sale of equipment                       (9,275)                 -
                                               -------            -------
                                                36,878             35,300
                                               -------            -------
OPERATING INCOME                                18,536             10,126
                                               -------            -------

OTHER INCOME (EXPENSE)
Interest expense                                (1,740)            (2,018)
Interest income                                    231                 35
                                               -------            -------
                                                (1,509)            (1,983)
                                               -------            -------
INCOME BEFORE INCOME TAXES                      17,027              8,143
PROVISION (BENEFIT) FOR INCOME TAXES             2,504               (507)
                                               -------            -------
NET INCOME                                     $14,523             $8,650
                                               =======            =======

EARNINGS PER COMMON SHARE:
            Basic                               $ 0.94             $ 0.57
            Diluted                               0.93               0.56
AVERAGE COMMON SHARES OUTSTANDING:
            Basic                               15,369             15,079
            Diluted                             15,604             15,422


The accompanying notes are an integral part of these condensed consolidated financial statements.


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                            December 31,        September 30,
                                                               2005                 2005
                                                            ------------        -------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $ 43,709             $ 18,982
    Accounts receivable                                        43,020               39,865
    Insurance receivable                                          550                  550
    Income tax receivable                                       3,684                3,278
    Inventories of materials and supplies                      15,184               15,640
    Deferred tax assets                                         1,910                3,080
    Prepaid expenses and other                                  9,928               10,658
                                                            ---------             --------
      Total Current Assets                                    117,985               92,053
                                                            ---------             --------

NET PROPERTY AND EQUIPMENT                                    384,047              390,778
                                                            ---------             --------

ASSET HELD FOR SALE                                                 -                9,017
                                                            ---------             --------

DEFERRED COSTS AND OTHER ASSETS                                 4,044                3,846
                                                            ---------             --------
                                                            $ 506,076             $495,694
                                                            =========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable                       $ 36,000             $ 36,000
   Accounts payable                                             6,647                6,473
   Accrued liabilities                                         12,662               11,088
   Deferred Credits                                             1,132                2,598
                                                            ---------             --------
       Total Current Liabilities                               56,441               56,159
                                                            ---------             --------

LONG-TERM DEBT,
   net of current maturities:                                  45,000               54,000
                                                            ---------             --------
                                                               45,000               54,000
                                                            ---------             --------
OTHER LONG TERM LIABILITIES:
     Deferred income taxes                                     18,920               20,140
     Deferred credits and other                                 5,786                3,258
                                                            ---------             --------
                                                               24,706               23,398
                                                            ---------             --------
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
         1,000 shares authorized,  none outstanding                 -                    -
    Common stock, $1 par value, 20,000 shares
          authorized with 15,403 and 15,341 issued
          and outstanding at December 31, 2005 and
          September 30, 2005, respectively                     15,403               15,341
    Paid-in capital                                           124,193              120,986
    Retained earnings                                         240,333              225,810
                                                            ---------             --------
        Total Shareholders' Equity                            379,929              362,137
                                                            ---------             --------
                                                            $ 506,076             $495,694
                                                            =========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                              PART I. ITEM I - FINANCIAL STATEMENTS
                              ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      UNAUDTIED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)



                                                                                Three Months Ended December 31,
                                                                            -----------------------------------------
                                                                                 2005                       2004
                                                                            ----------------            -------------


CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                                  $ 14,523                  $ 8,650
         Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation                                                            6,390                    6,526
              Amortization of debt issuance costs                                       201                      201
              Amortization of deferred items                                            139                      158
              Deferred income tax benefit                                               (50)                     (50)
              Stock option compensation expense                                         885                        -
              Gain on disposal of assets                                             (9,275)                       -
         Changes in assets and liabilities:
              Collection of insurance receivable                                          -                    4,233
              Decrease (increase) in accounts receivable                             (3,155)                   2,916
              Increase in income tax receivable                                        (406)                       -
              Decrease (increase) in inventory                                          456                     (858)
              Decrease (increase) in prepaids                                          (722)                   1,116
              Decrease (increase) in deferred costs and other assets                   (453)                     967
              Increase (decrease) in accounts payable                                   174                   (2,893)
              Increase (decrease) in accrued liabilities                              1,574                   (2,453)
              Decrease in deferred credits and other liabilities                      1,660                      474
              Net mobilization fees and credits                                         771                     (263)
              Other increases                                                            45                        -
                                                                                   --------                 --------
                Net cash provided by operating activities                            12,757                   18,724
                                                                                   --------                 --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                         (6,591)                 (12,988)
        Collection of insurance receivable                                                -                   11,380
        Proceeds from sale of assets                                                 25,177                        -
        Other                                                                             -                       13
                                                                                   --------                  -------
               Net cash provided (used) by investing activities                      18,586                    (1,595)
                                                                                   --------                  --------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from stock offering                                                      -                   53,607
        Proceeds from exercise of stock options                                       1,809                    1,728
        Tax benefit from the exercise of stock options                                  575                        -
        Principal payments on debt                                                   (9,000)                 (64,000)
                                                                                   --------                  -------
                       Net cash used by financing activities                         (6,616)                  (8,665)
                                                                                   --------                  -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          $ 24,727                 $  8,464
CASH AND CASH EQUIVALENTS, at beginning of period                                  $ 18,982                 $ 16,416
                                                                                   --------                 --------
CASH AND CASH EQUIVALENTS, at end of period                                        $ 43,709                 $ 24,880
                                                                                   ========                 ========
----------------------------------------------------------------------------



The accompanying notes are an integral part of these condensed consolidated financial statements.


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY


--------------------------------------------------------------------------------------------------------------------
                                                                                                          Total
                                                    Common Stock            Paid-in       Retained    Stockholders'
(In thousands)                                  Shares        Amount        Capital       Earnings       Equity
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

September 30, 2005                              15,341       $15,341       $120,986      $225,810       $362,137
   Net income                                        -             -              -        14,523         14,523
   Exercise of employee stock options               62            62          1,747             -          1,809
   Tax benefit from the exercise of
        employee stock options                       -             -            575             -            575
   Stock option compensation expense                 -             -            885             -            885
                                                ------       -------       --------      --------       --------
December 31, 2005                               15,403       $15,403       $124,193      $240,333       $379,929
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

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of December 31, 2005 and for each of the three month periods ended December 31, 2005 and 2004, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2005. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2005. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our financial position and results of operations for the periods presented.


2.       SHARE-BASED COMPENSATION

     Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified prospective application transition method. Under this method, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). In addition, stock-based compensation cost recognized includes compensation cost for unvested stock-based awards as of October 1, 2005. Prior to October 1, 2005, we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). No share-based employee compensation cost has been reflected in net income prior to October 1, 2005. Before that date, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow. SFAS 123(R) requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow. The cumulative effect of the change in accounting principle from APB No. 25 to FAS 123(R) was not material.

     We have a stock incentive plan, the 2001 Plan, whereby 1,000,000 shares of common stock may be issued to eligible participants in the form of restricted stock awards or upon exercise of stock options granted pursuant to the 2001 Plan. Awards of restricted stock and grants of stock options may be made under the 2001 Plan through September 5, 2011. As of December 31, 2005, 624,750 shares are available under the 2001 Plan for future restricted stock awards or stock option grants. Options to purchase 517,550 shares are currently outstanding under the 2001 Plan and 41,000 shares of restricted stock have been issued under the 2001 Plan. Our board of directors has approved certain amendments to our 2001 Plan, subject to shareholder approval. We have submitted an amended and restated version of our 2001 Plan to our shareholders for approval which was obtained at our annual shareholders meeting to be held on February 9, 2006.

     We have two other stock incentive plans under which there are outstanding stock options. There are outstanding options to purchase 323,525 shares under our 1996 Plan and 2,000 shares under a 1990 Plan; however, no additional options or restricted stock will be awarded under either of these plans. Only awards of restricted stock or stock options had been granted under any of our stock incentive plans as of December 31, 2005. We deliver newly issued shares of common stock for restricted stock awards and upon exercise of stock options. All stock incentive plans currently in effect have been approved by the shareholders of our outstanding common stock.

     During the three months ended December 31, 2005, we recognized approximately $0.9 million in share-based compensation expense which has been included in our statement of operations in contract drilling expenses ($0.2 million) and in general and administrative expenses ($0.7 million). The total income tax benefit recognized related to share-based compensation for the three months ended December 31, 2005 was approximately $0.2 million. The tax benefit realized from stock options exercised during the first quarter of fiscal year
2006 was $0.6 million. The impact of adopting FAS 123(R) had the effect of decreasing our net income and earnings per share by $0.7 million and $0.04 per basic and diluted share for the quarter ended December 31, 2005. In addition, the adoption had the effect of decreasing cash flows from operations by $0.6 million and increasing cash flows from financing activities by $0.6 million for the current quarter from that which would have been otherwise reported. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of December 31, 2005, total unrecognized compensation cost related to share-based compensation awards was approximately $9.9 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.7 years.

Stock Options

     Under all stock incentive plans, the exercise price of each stock option equals the fair market value of one share of our common stock on the date of grant, with all outstanding options having a maximum term of 10 years. Options vest ratably over a period from the end of the first to the fourth year from the date of grant under the 2001 Plan and from the end of the second to the fifth year from the date of grant under the 1996 and 1990 Plans. Each option is for the purchase of one share of our common stock.

     The per share weighted average fair value of stock options granted during the three months ended December 31, 2005 and 2004 was $35.39 and $20.44, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

                            Three Months Ended
                                December 31
                           -------------------
                              2005        2004
                           -------------------
Risk-Free Interest Rate     4.46%       4.27%
Expected Volatility           42%         35%
Expected Life (Years)           6           6
Dividend Yield               None        None


     The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. We determined expected volatility using a 6-year historical volatility figure and determined the expected term of the stock options using 15 years of historical data. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date.

     A summary of stock option activity during the three months ended December 31, 2005 is as follows:

                                                                            Wtd. Avg.
                                                          Wtd. Avg.         Remaining        Aggregate
                                           Number of       Exercise        Contractual       Intrinsic
                                            Options         Price         Life (Years)      Value (000s)
                                          ----------      ----------      -------------     ------------
Outstanding at October 1, 2005              851,650          $ 35.28
Granted                                      53,000          $ 74.30
Exercised                                   (61,575)         $ 29.38                            $ 1,809
Forfeited                                         -                -
Expired                                           -                -
                                            -------
Outstanding at December 31, 2005            843,075          $ 38.17               6.7         $ 33,608
                                            =======
Exercisable at December 31, 2005            508,063          $ 33.70               5.6         $ 22,524
                                            =======


Restricted Stock

     We have also granted restricted stock awards to certain employees. Restrictions lapse at the end of the third year from the date of grant. We value restricted stock awards at the closing market value of our common stock on the date of grant.

     A summary of restricted stock activity for the three months ended December 31, 2005 is as follows:


                                                                 Aggregate
                                      Number of    Wtd. Avg.     Intrinsic
                                       Shares      Fair Value   Value (000s)
                                     ----------    ----------   -------------
Outstanding at October 1, 2005             -        $     -
Granted                               41,000        $ 74.30
Exercised                                  -              -
Forfeited                                  -              -
Expired                                    -              -
Outstanding at December 31, 2005      41,000         $ 74.30        $ 153






     As of December 31, 2005, none of the restrictions have lapsed on these stock awards. Pursuant to the amended and restated version of our 2001 Plan approved by our shareholders on February 9, 2006, non-employee directors will be automatically granted restricted stock awards as detailed in our definitive proxy statement sent to our shareholders relating to our annual shareholders meeting and filed with the SEC on January 13, 2006.

Prior Year Pro Forma Expense

     The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards for periods prior to our adoption of SFAS 123(R) as of October 1, 2005 (in thousands, expect per share amounts):



                                                    Three Months Ended
                                                     December 31, 2004
                                                    ------------------

Net income, as reported                                    $ 8,650
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects                       (648)
                                                           -------

Pro Forma, net income                                      $ 8,002
                                                           =======

Earnings per share:
     Basic - as reported                                   $  0.57
     Basic - pro forma                                        0.53

     Diluted - as reported                                 $  0.56
     Diluted - pro forma                                      0.52

3.       EARNINGS (LOSS) PER COMMON SHARE

     The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):


                                                         Three Months Ended
                                                  -------------------------------------

                                                     Net                       Per Share
                                                   Income         Shares        Amount
                                                  -------         ------       -------
      December 31, 2005:
            Basic earnings per share              $14,523         15,369        $ 0.94
            Effect of dilutive securities  -
                    Stock options                     ---            235        $ 0.01
                                                  -------         ------        ------

            Diluted earnings per share            $14,523         15,604        $ 0.93
                                                  =======         ======        ======

      December 31, 2004:
            Basic earnings per share              $ 8,650         15,079        $ 0.57
            Effect of dilutive securities  -
                    Stock options                     ---            343        $ (0.01)
                                                  -------         ------        -------

            Diluted earnings per share            $ 8,650         15,422        $  0.56
                                                  =======         ======        =======



     The calculation of diluted earnings per share for the three month period ending December, 2005 excludes consideration of potential common shares related to 63,000 stock options because such options were anti-dilutive. These options could potentially dilute basic EPS in the future.

4.   PROPERTY AND EQUIPMENT

     A summary of property and equipment by classification is as follows (in thousands):


                                                December 31,       September 30,
                                                    2005                2005
                                               -------------       ------------

Drilling vessels and related equipment
    Cost                                         $ 623,561           $ 624,118
    Accumulated depreciation                      (242,773)           (236,736)
                                                 ---------            --------
                                                   380,788             387,382
                                                 ---------             -------

Drill pipe
    Cost                                            10,791              10,742
    Accumulated depreciation                        (8,730)             (8,407)
                                                 ---------              ------
    Net book value                                   2,061               2,335
                                                 ---------               -----

Furniture and other
    Cost                                             7,561               7,395
    Accumulated depreciation                        (6,363)             (6,334)
                                                 ---------              ------
    Net book value                                   1,198               1,061
                                                 ---------               -----

           NET PROPERTY AND EQUIPMENT            $ 384,047           $ 390,778
                                                 =========           =========


     In October 2005, we sold our semisubmersible hull, SEASCOUT, for $10.0 million (net after certain expenses) and our spare 15,000 P.S.I. BOP Stack for $15.0 million, resulting in an aggregate gain of approximately $9.3 million for both of these assets. We had no operations or revenues associated with these assets prior to their sale.

5.   COMMITMENTS AND CONTINGENCIES

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

6.   INCOME TAXES

     Virtually all of our tax provision for each of the three months ended December 31, 2005 and 2004 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three months ended December 31, 2005, our effective tax rate for the first quarter of fiscal year 2006 is significantly less than the U.S. statutory rate.

         During the first quarter of fiscal year 2005, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, we earned revenue from our loss of hire insurance coverage on the ATWOOD BEACON in a zero tax jurisdiction. As a result, our effective tax rate for the first quarter of fiscal year 2005 was significantly less than the U.S. statutory rate.

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     All non-historical information set forth herein is based upon expectations and assumptions we deem reasonable. We can give no assurance that such expectations and assumptions will prove to be correct, and actual results could differ materially from the information presented herein. Our periodic reports filed with the SEC should be consulted for a description of risk factors associated with an investment in our common stock.

RECENT EVENT

     Subsequent to filing our Form 8-K on January 30, 2006 announcing our earnings for the first quarter of the fiscal year 2006 of $0.97 and $0.94 per basic and diluted share, respectively, we determined that the tax provision needed to be increased for the quarter ended December 31, 2005 by approximately $370,000 which decreased basic earnings per share by $0.03. Diluted earning per share, however, only decreased by $0.01 as the effect of the tax provision increase was partially offset by an update in the number of shares used in the diluted earnings per share calculation. These changes reduced basic and diluted earnings per share for the first quarter of fiscal year 2006 to $0.94 and $0.93, respectively.

MARKET OUTLOOK

     There continues to be very strong demand for offshore drilling equipment, with all of our eight drilling units having contractual dayrate commitments that are the highest in their respective histories. Currently, we have 100% of available rig days for the remainder of fiscal year 2006 contracted, with contracted rig days for fiscal year 2007 and 2008 at 80% and 53%, respectively. A comparison of the average per day revenues for fiscal year 2005 and for the first quarter of fiscal year 2006 for each of our eight drilling units to their current highest contracted dayrate commitment is as follows:


                         Average Per Day Revenues for
                         --------------------------------

                                                                                       Percentage
                                                              Current Highest          Change from
                           Fiscal          First Quarter         Contracted           First Quarter
                            Year            Fiscal Year      Dayrate Commitment     Fiscal Year 2006
                            2005               2006
                         -------------     --------------    -------------------    ------------------

ATWOOD HUNTER                 $61,000           $112,000               $245,000                  119%
ATWOOD EAGLE                   95,000             87,000                420,000                  383%
ATWOOD FALCON                  82,000             74,000                200,000                  170%
ATWOOD SOUTHERN CROSS          42,000             65,000                125,000                   92%
ATWOOD BEACON                  66,000             64,000                133,500                  109%
VICKSBURG                      65,000             73,000                 94,500                   29%
SEAHAWK                        45,000             50,000                 68,430                   37%
RICHMOND                       33,000             42,000                 80,000                   90%

     The ATWOOD HUNTER is currently working offshore Egypt at a dayrate of $125,000 on a drilling program that is expected to be completed in April or May 2006. Immediately upon the rig completing its current drilling program, it will commence a two year drilling program at dayrates of $240,000 to $245,000. The ATWOOD EAGLE is currently working offshore Australia at a dayrate of $160,000. It has contractual commitments offshore Australia at dayrates ranging from $150,000 to $420,000 (except for a one-well commitment remaining at a dayrate of $89,000) that could keep the rig employed through fiscal year 2008. The ATWOOD FALCON is currently working offshore Malaysia at a dayrate of $93,000. It has a contractual commitment offshore Malaysia at dayrates ranging from $93,000 to $200,000 (except for a one-well commitment remaining at a dayrate of $53,000) which could extend through the first half of fiscal year 2009. This contractual commitment requires the rig to undergo an upgrade to extend its water depth drilling capabilities from 3,700 feet to 5,000 feet. The customer will pay $24 million of the cost of the upgrade along with payment of a $90,000 dayrate during the upgrade period. We expect to pay the balance of $6 million of the upgrade out of cash flow. The ATWOOD SOUTHERN CROSS has completed its approximate $7 million equipment upgrade and has commenced drilling offshore Italy at a dayrate of $70,000. The rig has drilling commitments at dayrates ranging from $70,000 to $125,000 that should extend to the end of calendar year 2006. Currently, the ATWOOD BEACON is working offshore Vietnam at a dayrate of $77,000 on a drilling program that could extend into the fourth quarter of fiscal year 2006. Immediately upon completion of its current drilling program, the rig will make a brief stop in Singapore to have its final section of legs installed and will then be relocated to India to commence a 25-month contract at dayrates ranging from $113,000 to $133,500. The VICKSBURG is currently working offshore Southeast Asia at a dayrate of $87,000. It has contract commitments offshore Southeast Asia at dayrates ranging from $82,000 to $94,500 that should extend into the third quarter of fiscal year 2007. The SEAHAWK, with a current dayrate of $50,000, is scheduled to enter a shipyard in Southeast Asia during the second quarter of fiscal year 2006 to undergo a $16 million upgrade. Following the upgrade, the rig will be relocated to offshore West Africa to commence a 730 day (plus four six-month options) drilling program at a dayrate of $68,430. The rig could be off dayrate for approximately five months while undergoing the upgrade and relocation to offshore Africa. Our only rig in the U.S. Gulf of Mexico, the RICHMOND, has a current contract commitment at dayrates ranging from $45,000 to $80,000 which could extend to May/June 2007. Its current dayrate is $45,000.

     With the current strong market environment supporting high equipment utilization and historical high dayrates for all of our eight drilling units, we expect significantly improved cash flows and operating results in fiscal year 2006 compared to fiscal year 2005. Our current total debt to capitalization ratio (debt/(debt + equity)) is 18% as of December 31, 2005 compared to 20% as of September 30, 2005. As we pay off the term portion of our Credit Facility, this ratio will continue to decline unless we have borrowings under the revolving portion of our Credit Facility which exceed the amounts we pay down under the term portion of our Credit Facility. We do not expect to borrow under the revolving portion of our Credit Facility unless we identify an acceptable growth opportunity, and only to the extent we do not fund any required amounts out of cash flow.

     We continue to evaluate growth opportunities, and on January 31, 2006, our wholly-owned subsidiary, AOPL, executed a letter of intent with Keppel AmFELS, Inc. for the construction of a mobile self-elevating LeTourneau SUPER 116 Jack-up. In conjunction therewith, AOPL has also secured an option to purchase from Letourneau, Inc. a SUPER 116 KIT which will be required for the construction of the new rig. If constructed, the new rig will be an ultra-premium class jack-up, suited for operations throughout most of the world.

     The new rig would be constructed at the Keppel AmFELS yard in Brownsville, Texas, and delivery is expected to occur no later than September 30, 2008. AOPL estimates the total cost of construction (including administrative and overhead costs and capitalized interest) would be between $150 million to $160 million, depending upon the possible enhancements, and subject to any additional modifications which would be addressed via change orders. We expect to finance the new rig from expected cash on hand balances and, if necessary, from the revolving portion of our Credit Facility.

     The construction of the new rig is subject to execution of customary definitive agreements with Keppel AmFELS and LeTourneau. The new rig is not presently under contract and upon delivery, would be our ninth owned mobile offshore drilling unit.


RESULTS OF OPERATIONS

     Revenues for the three months ended December 31, 2005 increased 22% compared to the three months ended December 31, 2004. A comparative analysis of revenues is as follows:

                                                REVENUES
                                              (In millions)
                         ------------------------------------------------------
                                      Three Months Ended December 31,
                         ------------------------------------------------------
                           2005                2004               Variance
                         -----------       -----------          ------------

ATWOOD HUNTER              $ 10.3            $  5.6                $   4.7
ATWOOD SOUTHERN CROSS         6.0               3.6                    2.4
RICHMOND                      3.9               2.7                    1.2
VICKSBURG                     6.7               5.9                    0.8
SEAHAWK                       4.6               4.4                    0.2
ATWOOD EAGLE                  8.0               8.5                  (0.5)
ATWOOD BEACON                 5.9               6.4                  (0.5)
ATWOOD FALCON                 6.8               7.7                  (0.9)
MANAGEMENT CONTRACTS          3.2               0.6                    2.6
                           ------            ------                 ------
                           $ 55.4            $ 45.4                 $ 10.0
                           ======            ======                 ======

     The increase in revenue for the ATWOOD HUNTER was due to starting a new contract offshore of Egypt approximately November 1, 2005 at a dayrate of $125,000 while earning a dayrate of $62,000 for the first month of fiscal year 2006 and all of the last quarter of fiscal year 2005. The ATWOOD SOUTHERN CROSS earned $2.9 million of mobilization revenue amortization during the current quarter compared to none in the prior year quarter. This increase was partially offset by approximately 50% utilization at $60,000 per day during the first quarter of fiscal year 2006 compared to 100% utilization at $40,000 per day during the first quarter of fiscal year 2005. The increase in revenue for the RICHMOND was due to an increase in average dayrate from $29,000 in the prior year quarter to $42,000 in the current year quarter. The average dayrate for the VICKSBURG for the first quarter of fiscal year 2006 was $73,000 as the rig started a new contract offshore Myanmar at $92,000 per day compared to an average dayrate of $64,000 during the first quarter of fiscal year 2005. First quarter of fiscal year 2006 revenues for the SEAHAWK, ATWOOD EAGLE and ATWOOD BEACON were comparable to the same period for in the prior year. Revenues for the ATWOOD FALCON decreased in the first quarter of fiscal year 2006 due to a decrease in the average dayrate from $84,000 to $74,000 as the rig was, and still is, drilling the final well of a prior contractual commitment at a reduced dayrate offshore Malaysia. As one of our managed platform rigs in Australia is scheduled to commence a new drilling program during calendar year 2006, service activities for our management contracts have increased accordingly.

     Contract drilling costs for the three months ended December 31, 2005 increased 34% compared to the three months ended December 31, 2004. An analysis of contract drilling costs by rig is as follows:

                                          CONTRACT DRILLING COSTS
                                              (In millions)
                             ------------------------------------------------
                                     Three Months Ended December 31,
                             ------------------------------------------------
                                 2005               2004            Variance
                               --------           ---------        ---------

ATWOOD SOUTHERN CROSS         $  5.5               $ 3.0              $ 2.5
VICKSBURG                        3.5                 2.5                1.0
ATWOOD HUNTER                    3.7                 2.9                0.8
ATWOOD EAGLE                     6.0                 5.3                0.7
ATWOOD FALCON                    3.8                 3.3                0.5
RICHMOND                         2.4                 2.0                0.4
SEAHAWK                          2.4                 2.4                  -
ATWOOD BEACON                    2.4                 2.4                  -
MANAGEMENT CONTRACTS             2.8                 0.7                2.1
OTHER                            1.3                 0.7                0.6
                              ------              ------              -----
                              $ 33.8              $ 25.2              $ 8.6
                              ======              ======              =====

     The increase in drilling costs for the ATWOOD SOUTHERN CROSS resulted from $2.8 million of mobilization expense amortization in the first quarter of fiscal year 2006, while there was none during the first quarter of fiscal year 2005. Before relocating to its next contract, the VICKSBURG entered a shipyard for approximately 5 days during the current quarter to undergo planned inspections and maintenance, which accounts for its increase in drilling costs. The increase in drilling costs for the ATWOOD HUNTER, ATWOOD EAGLE, ATWOOD FALCON and RICHMOND are primarily attributable to 3 areas: rising personnel costs due to wage increases, rising insurance costs due to increased premiums and increase repairs and maintenance expenses due to the amount and timing of various repairs and maintenance projects. The SEAHAWK and ATWOOD BEACON also experienced increased personnel and insurance costs, but these costs were offset by decreased repairs and maintenance expenses when compared to the prior year quarter. As previously mentioned, one of our managed platform rigs in Australia is scheduled to commence a new drilling program during calendar year 2006, and service activities for our management contracts have increased accordingly. Other drilling costs have increased due to the recording of $0.2 million of stock option compensation expense for field personnel during the current quarter compared to none in the prior year quarter.

     An analysis of depreciation expense by rig for the three months ended December 31, 2005 compared to the three months ended December 31, 2005 is as follows:

                                        DEPRECIATION EXPENSE
                                            (In millions)
                            ------------------------------------------------
                                      Three Months Ended December 31,
                            ------------------------------------------------
                               2005                2004            Variance
                            -----------         ---------         ----------

ATWOOD BEACON                 $ 1.3              $   1.2            $  0.1
SEAHAWK                         0.2                  0.1               0.1
ATWOOD FALCON                   0.7                  0.7                 -
VICKSBURG                       0.7                  0.7                 -
ATWOOD HUNTER                   1.3                  1.3                 -
RICHMOND                        0.2                  0.2                 -
ATWOOD EAGLE                    1.2                  1.2                 -
ATWOOD SOUTHERN CROSS           0.7                  1.1               (0.4)
OTHER                           0.1                  0.0                0.1
                              -----               ------            ------
                              $ 6.4               $  6.5            $ (0.1)
                              =====               ======            ======



     In accordance with our company policy, no depreciation expense was recorded during the month of December for the SOUTHERN CROSS as the rig was undergoing a life enhancing upgrade whereby the useful life of the rig will be extended from approximately 2 to 5 years in early calendar year 2006.

     General and administrative expenses for the first quarter of fiscal year 2006 increased compared to the first quarter of the prior fiscal year primarily due recording approximately $0.7 million of stock option compensation expense, an approximate $0.6 million increase in annual bonus compensation, and $0.8 million higher professional fees primarily related to Sarbanes-Oxley Act compliance fees. We expect our general and administrative expenses to remain at a higher level than reported in prior periods due to stock option compensation expense (refer to Note 2). Although the level of our outstanding debt has been reduced significantly from the prior fiscal year, interest expense has only decreased slightly due to rising interest rates.

     Virtually all of our tax provision for each of the three months ended December 31, 2005 and 2004 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three months ended December 31, 2005, our effective tax rate for the first quarter of fiscal year 2006 is significantly less than the U.S. statutory rate. However this rate is higher when compared to the prior year quarter as we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable during the first quarter of fiscal year 2005. Excluding any discrete items that may be incurred, we expect our effective tax rate to be approximately 10-15% for fiscal year 2006.

     Looking forward, we expect to reverse a $1.8 million tax contingent liability in the third quarter of fiscal year 2006 due to the expiration of a statute of limitations in a foreign jurisdiction. If this occurs, it will reduce our tax provision in that quarterly period.

LIQUIDITY AND CAPITAL RESOURCES

     Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2000 through 2005, net cash provided by operating activities ranged from a low of approximately $13.7 million in fiscal year 2003 to a high of approximately $62.3 million in fiscal year 2001. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. With currently having 100% and 80% of our available operating rig days committed for fiscal years 2006 and 2007, respectively, at historically high dayrates, we anticipate significant improvement in cash flows and earnings during fiscal years 2006 and 2007. Other than our expected capital expenditures of $60 million to $65 million for fiscal year 2006, the only additional firm cash commitment for fiscal year 2006, outside of funding current rig operations, is our required quarterly repayments under the term portion of our senior secured Credit Facility which will total $36 million for fiscal year 2006. We expect to generate sufficient cash flows from operations to satisfy these obligations.

     If AOPL enters into a definitive agreement to construct the newbuild mobile self-elevating LeTourneau SUPER 116 Jack-up, our capital expenditures for fiscal year 2006 will increase by approximately $9 million in connection with the exercise of the option to purchase the related SUPER 116 KIT and by any additional amounts owed under the definitive construction agreement, which will not be determined if and until AOPL enters into the definitive construction agreement. We expect to finance the new rig from expected cash flows from operations and, if necessary, from the revolving portion of our Credit Facility.

     As of December 31, 2005, we only have $81 million outstanding under the term portion of our Credit Facility, with approximately $99 million of available borrowing capacity under the $100 million revolving portion of our Credit Facility. We are in compliance with all financial covenants at December 31, 2005, and expect to remain in compliance with all financial covenants during fiscal year 2006. Aside from the financial covenants, no other provisions exist in the Credit Facility that could result in acceleration of the April 1, 2008 maturity date.

     At December 31, 2005, the collateral for our Credit Facility consists primarily of preferred mortgages on all eight of our active drilling units (with an aggregate net book value at December 31, 2005 totaling approximately $380 million). We are not required to maintain compensating balances; however, we are required to pay a fee of approximately 0.70% per annum on the unused portion of the revolving loan facility and certain other administrative costs.

     In October 2005, we sold our semisubmersible hull, SEASCOUT, for $10 million (net after certain expenses) and our spare 15,000 P.S.I. BOP Stack for approximately $15 million. The gain on the sales of these assets totaled approximately $9.3 million in the aggregate. The $25.2 million in cash from these sales has increased our current cash and cash equivalents on hand to approximately $43.7 million as of December 31, 2005.

     Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. The insurance receivable of $0.6 million at December 31, 2005 relates to repairs to be made to the ATWOOD BEACON. During fiscal year 2006, we plan to complete the remaining work to restore the rig to its pre-incident condition at which time we expect to collect the associated remaining $0.6 million insurance receivable. We have a $0.1 million allowance for doubtful accounts at December 31, 2005 due to a delinquent account with one specific client.

                                                                 PART I. ITEM 3

                   ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     With the interest rate on our long-term debt under our Credit Facility at a floating rate, the outstanding long-term debt of $81 million at December 31, 2005 approximates its fair value. The impact on annual cash flow of a 10% change in the floating rate (approximately 60 basis points) would be approximately $0.5 million, which we do not believe to be material. We did not have any open derivative contracts relating to our floating rate debt at December 31, 2005.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on December 31, 2005 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.4 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 2005.

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



                                    ATWOOD OCEANICS, INC.
                                    (Registrant)




Date:  February 9, 2006             /s/JAMES M. HOLLAND_
                                    ------------------
                                    James M. Holland
                                    Senior Vice President, Chief
                                    Financial Officer, Chief
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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Designed such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

               (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: February 9, 2006

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Designed such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

               (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: February 9, 2006

                /s/ JAMES M. HOLLAND
                James M. Holland
                Chief Financial Officer

                                                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    February 9, 2006                 /s/ JOHN R. IRWIN
                                          John R. Irwin
                                          President and Chief Executive Officer

                                                                 EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    February 9, 2006                /s/JAMES M. HOLLAND
                                         James M. Holland
                                         Senior Vice President and
                                         Chief Financial Officer