Form 10-Q
period 2006-03-31
ATWOOD OCEANICS INC
filed 2006-05-10
CIK 8411

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

       |X|        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2006
                         COMMISSION FILE NUMBER 1-13167

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer   X   Accelerated filer ___   Non-accelerated filer ___
                         ---

Indicate by check mark whether the registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes___ No_X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2006: 31,034,172 shares of common stock, $1 par value
-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2006


                                      INDEX

Part I. Financial Information

       Item 1.  Unaudited Condensed Consolidated Financial Statements    Page

       a)     Unaudited Condensed Consolidated Statements of
              Operations For the Three and Six Months Ended March 31,
              2006 and 2005.................................................6

       b)     Unaudited Condensed Consolidated Balance Sheets As of
              March 31, 2006 and September 30, 2005.........................7

       c)     Unaudited Condensed Consolidated Statements of Cash
              Flows For the Six Months Ended March 31, 2006 and 2005........8

       d) Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity for the Six Months Ended March 31, 2006..9

       e)     Notes to Unaudited Condensed Consolidated Financial
              Statements...................................................10


       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................17

       Item 3.  Quantitative and Qualitative Disclosures about Market
                Risk.......................................................25

       Item 4.  Controls and Procedures....................................26

Part II. Other Information

       Item 4. Submission of Matters to a Vote of Security Holders.........27

       Item 5. Other Information...........................................28

       Item 6.  Exhibits ..................................................29

Signature..................................................................30

Exhibits...................................................................31

                          PART I. FINANCIAL INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


     This Form 10-Q for the quarterly period ended March 31, 2006 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

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

     - the risks involved in the construction, upgrade and repair of our drilling units.

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


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                            Three Months Ended                   Six Months Ended
                                                                 March 31,                          March 31,
                                                       -----------------------------      -------------------------------
                                                            2006            2005                2006             2005

REVENUES:
Contract drilling                                          $ 67,529       $ 39,801            $ 122,943        $ 78,787
Business interruption proceeds                                    -          1,216                    -           7,656
                                                           --------       --------            ---------        --------
                                                             67,529         41,017              122,943          86,443
                                                           --------       --------            ---------        --------

COSTS AND EXPENSES:
Contract drilling                                            37,270         23,601               71,040          48,804
Depreciation                                                  6,207          6,639               12,597          13,165
General and administrative                                    4,605          3,019               10,598           6,590
                                                           --------       --------            ---------       ---------
                                                             48,082         33,259               94,235          68,559
                                                           --------       --------            ---------       ---------
OPERATING INCOME                                             19,447          7,758               28,708          17,884
                                                           --------       --------            ---------       ---------

OTHER INCOME (EXPENSE)
Interest expense, net of capitalized interest                (1,467)        (1,727)              (3,207)         (3,745)
Gain on sale of equipment                                         -              -                9,275               -
Interest income                                                 338             69                  569             104
                                                           --------       --------            ---------       ---------
                                                             (1,129)        (1,658)               6,637          (3,641)
                                                           --------       --------            ---------       ----------
INCOME BEFORE INCOME TAXES                                   18,318          6,100               35,345          14,243
PROVISION FOR INCOME TAXES                                    2,689          1,389                5,193             882
                                                           --------       --------            ---------       --------
NET INCOME                                                 $ 15,629        $ 4,711             $ 30,152        $ 13,361
                                                           ========       ========            =========       =========

EARNINGS PER COMMON SHARE (NOTE 2):
            Basic                                            $ 0.51         $ 0.15               $ 0.98          $ 0.44
            Diluted                                            0.50           0.15                 0.96            0.43
AVERAGE COMMON SHARES OUTSTANDING (NOTE 2)
            Basic                                            30,926         30,426               30,832          30,292
            Diluted                                          31,446         31,284               31,327          31,064




The accompanying notes are an integral part of these condensed consolidated financial statements.


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              March 31,             September 30,
                                                                 2006                    2005
                                                           -----------------       -----------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $ 23,080                $ 18,982
    Accounts receivable, net of an allowance of                      57,101                  39,865
        $385 and $189 at March 31, 2006 and
        September 30, 2005, respectively
    Income tax receivable                                             1,110                   3,278
    Inventories of materials and supplies                            19,007                  15,640
    Deferred tax assets                                                 980                   3,080
    Prepaid expenses and other                                        4,232                  11,208
                                                           -----------------       -----------------
      Total Current Assets                                          105,510                  92,053
                                                           -----------------       -----------------

NET PROPERTY AND EQUIPMENT                                          414,808                 390,778
                                                           -----------------       -----------------

ASSET HELD FOR SALE                                                       -                   9,017
                                                           -----------------       -----------------

DEFERRED COSTS AND OTHER ASSETS                                       4,385                   3,846
                                                           -----------------       -----------------
                                                                  $ 524,703               $ 495,694
                                                           =================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable                             $ 36,000                $ 36,000
   Accounts payable                                                   6,316                   6,473
   Accrued liabilities                                               20,340                  11,088
   Deferred Credits                                                     155                   2,598
                                                           -----------------       -----------------
       Total Current Liabilities                                     62,811                  56,159
                                                           -----------------       -----------------

LONG-TERM DEBT,
   net of current maturities:                                        36,000                  54,000
                                                           -----------------       -----------------
                                                                     36,000                  54,000
                                                           -----------------       -----------------
OTHER LONG TERM LIABILITIES:
   Deferred income taxes                                             18,350                  20,140
   Deferred credits and other                                         6,892                   3,258
                                                           -----------------       -----------------
                                                                     25,242                  23,398
                                                           -----------------       -----------------
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
         1,000 shares authorized,  none outstanding                       -                       -
    Common stock, $1 par value, 50,000 shares
          authorized with 31,010 and 30,682 issued
          and outstanding at March 31, 2006 and
          September 30, 2005, respectively                           31,010                  30,682
    Paid-in capital                                                 113,678                 105,645
    Retained earnings                                               255,962                 225,810
                                                           -----------------       -----------------
        Total Shareholders' Equity                                  400,650                 362,137
                                                           -----------------       -----------------
                                                                  $ 524,703               $ 495,694
                                                           =================       =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                  Six Months Ended March 31,
                                                                              -----------------------------------
                                                                                 2006                 2005
                                                                              ----------------      -------------

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                                  $ 30,152           $ 13,361
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                                           12,597             13,165
              Amortization of debt issuance costs                                       402                402
              Amortization of deferred items                                          9,311                675
              Provision for doubtful accounts                                           196                  -
              Deferred income tax expense                                               310                900
              Stock option compensation expense                                       2,275                  -
              Tax benefit from the exercise of stock options                           (620)                 -
              Gain on disposal of assets                                             (9,275)                 -
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                            (17,432)             4,811
              Decrease in income tax receivable                                       2,168                  -
              Increase in inventory                                                  (3,367)            (1,012)
              Decrease in prepaid expenses and other                                    691              9,191
              Decrease (increase) in deferred costs and other assets                 (3,967)               543
              Increase (decrease) in accounts payable                                   463             (5,541)
              Increase (decrease) in accrued liabilities                              9,252             (7,867)
              Increase (decrease) in deferred credits and other liabilities           1,191             (1,754)
              Other increases                                                             4                105
                                                                                    -------           --------
                Net cash provided by operating activities                            34,351             26,979
                                                                                    -------           --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                        (43,516)           (19,386)
        Collection of insurance receivable                                                -              8,400
        Proceeds from sale of assets                                                 25,177                  0
                                                                                    -------           --------
               Net cash used by investing activities                                (18,339)           (10,986)
                                                                                    -------           --------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from stock offering                                                      -             53,607
        Proceeds from exercise of stock options                                       5,466              5,930
        Tax benefit from the exercise of stock options                                  620                  -
        Proceeds from debt                                                                -             10,000
        Principal payments on debt                                                  (18,000)           (78,000)
                                                                                    -------           --------
               Net cash used by financing activities                                (11,914)            (8,463)
                                                                                    -------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             4,098              7,530
CASH AND CASH EQUIVALENTS, at beginning of period                                  $ 18,982           $ 16,416
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS, at end of period                                        $ 23,080           $ 23,946
                                                                                   --------           --------
--------------


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



--------------------------------------------------------------------------------------------------------------------
                                                                                                          Total
                                                    Common Stock            Paid-in       Retained    Stockholders'
(In thousands)                                  Shares        Amount        Capital       Earnings       Equity
--------------------------------------------------------------------------------------------------------------------

September 30, 2005                             30,682       $ 30,682        $ 105,645     $ 225,810     $ 362,137
   Net income                                       -              -                -        30,152        30,152
   Stock issued under benefit plans                 4              4                -             -             4
   Exercise of employee stock options             324            324            5,138             -         5,462
   Tax benefit from the exercise of
        employee stock options                      -              -              620             -           620
   Stock option compensation expense                -              -            2,275             -         2,275
                                               ------       --------        ---------     ---------     ---------
March 31, 2006                                 31,010       $ 31,010        $ 113,678     $ 255,962     $ 400,650
                                               ======       ========        =========     =========     =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of March 31, 2006, and for each of the three and six month periods ended March 31, 2006 and 2005, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2005. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2005. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our financial position and results of operations for the periods presented.


2.       CAPITAL STOCK

     On March 2, 2006, the Board of Directors declared a two-for-one stock split of our common stock effected in the form of a 100% common stock dividend. All shareholders of record on March 24, 2006 received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed in the form of a stock dividend on April 7, 2006. All share and per share amounts in the accompanying condensed consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.


3.       SHARE-BASED COMPENSATION

     Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", or SFAS 123(R), using the modified prospective application transition method. Under this method, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). In addition, stock-based compensation cost recognized includes compensation cost for unvested stock-based awards as of October 1, 2005. Prior to October 1, 2005, we accounted for share-based compensation in accordance with Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees", or APB No. 25. No share-based employee compensation cost has been reflected in net income prior to October 1, 2005. Before that date, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow. SFAS 123(R) requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow.

     Under our Amended and Restated 2001 Stock Incentive Plan, or the 2001 Plan, up to 2,000,000 shares of common stock may be issued to eligible participants in the form of restricted stock awards or upon exercise of stock options granted pursuant to the 2001 Plan. Awards of restricted stock and grants of stock options may be made under the 2001 Plan through September 5, 2011. We also have another stock incentive plan, the 1996 Plan, under which there are outstanding stock options. However, no additional options or restricted stock will be awarded under the 1996 plan.

     A summary of share and stock option data for our two stock incentive plans as of March 31, 2006 is as follows:

                                                       2001           1996
                                                       Plan           Plan
                                                   ------------   ------------

Shares available for future awards or grants           806,000             -
Outstanding stock option grants                        965,400       484,050
Outstanding restricted stock awards                     77,600             -



     Awards of restricted stock and stock options have both been granted under our stock incentive plans as of March 31, 2006. We deliver newly issued shares of common stock for restricted stock awards and upon exercise of stock options. All stock incentive plans currently in effect have been approved by the shareholders of our outstanding common stock.

     The impact of adopting SFAS 123(R) has had the following effect on our consolidated financial statements (in thousands, except per share amounts):

                                                     Three Months Ended           Six Months Ended
                                                     ------------------          ------------------
March 31, 2006:
Increase in contract drilling expenses                    $   150                      $   300
Increase in general and administrative expenses             1,325                        1,975
Decrease in income tax provision                             (464)                        (691)
                                                          -------                      -------
Decrease of net income                                    $ 1,011                      $ 1,584
                                                          =======                      =======

Decrease in earnings per share:
     Basic                                                $  0.03                      $  0.05
     Diluted                                              $  0.03                      $  0.05

Decrease in cash flows from operations                    $   (45)                     $  (620)
Increase in cash flow from financing activities                45                          620
                                                          -------                      -------
Net change in cash and cash equivalents                   $     -                      $     -
                                                          =======                      =======



     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of March 31, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $8.8 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.5 years.

Stock Options

     Under our stock incentive plans, the exercise price of each stock option equals the fair market value of one share of our common stock on the date of grant, with all outstanding options having a maximum term of 10 years. Options vest ratably over a period from the end of the first to the fourth year from the date of grant under the 2001 Plan and from the end of the second to the fifth year from the date of grant under the 1996 Plan. Each option is for the purchase of one share of our common stock.

     The per share weighted average fair value of stock options granted during the six months ended March 31, 2006 and 2005 was $35.39 and $20.44, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

                               Six Months Ended
                                    March 31,
                           ------------------------
                                  2006        2005
                           ------------------------
Risk-Free Interest Rate          4.46%       4.27%
Expected Volatility                42%         35%
Expected Life (Years)                6           6
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

     A summary of stock option activity during the six months ended March 31, 2006 is as follows:

                                                                   Wtd. Avg.
                                                    Wtd. Avg.      Remaining        Aggregate
                                     Number of       Exercise     Contractual       Intrinsic
                                      Options         Price      Life (Years)      Value (000s)
                                    -----------     ----------  -------------      ------------
Outstanding at October 1, 2005       1,703,300        $17.64
Granted                                106,000        $37.15
Exercised                             (323,250)       $16.90                           $8,908
Forfeited                              (36,600)       $22.64
                                     ---------
Outstanding at March 31, 2006        1,449,450        $19.11          6.8             $45,518
                                     =========
Exercisable at March 31, 2006          849,200        $16.71          5.9             $28,700
                                     =========

Restricted Stock

     We have also awarded restricted stock to certain employees and to our non-employee directors. The awards of restricted stock to employees are subject to three year vesting, and all restricted stock awards to date are restricted from transfer for three years form the date of grant. We value restricted stock awards at the closing market value of our common stock on the date of grant.

     A summary of restricted stock activity for the six months ended March 31, 2006, is as follows:


                                                                    Aggregate
                                   Number of      Wtd. Avg.         Intrinsic
                                    Shares        Fair Value      Value (000s)
                                  -----------   ------------     -------------
Outstanding at October 1, 2005          -              ---
Granted                            82,000          $ 37.15
Forfeited                          (4,400)         $ 37.15
                                   ------
Outstanding at March 31, 2006      77,600          $ 37.15           $1,037
                                   ======


     As of March 31, 2006, none of the restrictions have lapsed on these stock awards. Pursuant to the amendments to our 2001 Plan approved by our shareholders on February 9, 2006, during the quarter ended March 31, 2006, our non-employee directors were automatically granted restricted stock awards as detailed in our definitive proxy statement sent to our shareholders relating to our annual shareholders meeting and filed with the SEC on January 13, 2006. These restricted stock awards resulted in 4,220 shares of our common stock being issued to our non-employee directors.

Prior Year Pro Forma Expense

     The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123(R) had been applied for all outstanding and unvested awards for periods prior to our adoption of SFAS 123(R) as of October 1, 2005 (in thousands, except per share amounts):


                                              Three Months Ended       Six Months Ended
                                              ------------------       ----------------
March 31, 2005:
Net income, as reported                             $4,711                  $13,361
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects                648                    1,296
                                                   -------                  -------

Pro Forma, net income                               $4,063                  $12,065
                                                   =======                  =======

Earnings per share:
     Basic - as reported                             $0.15                    $0.44
     Basic - pro forma                               $0.13                    $0.40

     Diluted - as reported                           $0.15                    $0.43
     Diluted - pro forma                             $0.13                    $0.39


4.       EARNINGS PER COMMON SHARE

      The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                 Three Months Ended                           Six Months Ended
                                                 ------------------                           ----------------

                                              Net                     Per Share            Net                     Per Share
                                            Income         Shares       Amount           Income        Shares        Amount
                                            --------       ------     ----------        --------      --------     ----------
March 31, 2006:
      Basic earnings per share              $ 15,629        30,926     $  0.51          $ 30,152        30,832       $  0.98
      Effect of dilutive securities:
           Stock optionsk options                ---           520     $ (0.01)              ---           495       $ (0.02)
                                            --------      --------     -------          --------       -------       --------

      Diluted earnings per share            $ 15,629        31,446     $  0.50          $ 30,152        31,327       $  0.96
                                            ========      ========     =======         =========       =======       =======

March 31, 2005:
      Basic earnings per share              $  4,711        30,426     $  0.15          $ 13,361        30,292       $  0.44
      Effect of dilutive securities:
           Stock optionsk options                ---           858     $ (0.00)              ---           772       $ (0.01)
                                            --------       -------     -------          --------        ------       -------

      Diluted earnings per share            $  4,711        31,284     $  0.15          $ 13,361        31,064       $  0.43
                                            ========       =======     =======          ========        ======       =======


     The calculation of diluted earnings per share for the three and six month period ending March 31, 2006, excludes consideration of potential common shares related to 101,000 stock options because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

5.       PROPERTY AND EQUIPMENT

     A summary of property and equipment by classification is as follows (in thousands):


                                                March 31,        September 30,
                                                 2006                2005
                                            -------------      ---------------

Drilling vessels and related equipment
    Cost                                      $ 659,955          $ 624,118
    Accumulated depreciation                   (248,649)          (236,736)
                                              ---------          ---------
    Net book value                              411,306            387,382
                                              ---------          ---------

Drill pipe
    Cost                                         11,114             10,742
    Accumulated depreciation                     (8,834)            (8,407)
                                              ---------          ---------
    Net book value                                2,280              2,335
                                              ---------          --------

Furniture and other
    Cost                                          7,615              7,395
    Accumulated depreciation                     (6,393)            (6,334)
                                              ---------          ---------
    Net book value                                1,222              1,061
                                              ---------          ---------

     NET PROPERTY AND EQUIPMENT               $ 414,808          $ 390,778
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

6.      INCOME TAXES

     Virtually all of our tax provision for each of the three and six months ended March 31, 2006 and 2005, relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and six months ended March 31, 2006, our effective tax rate for the second quarter and year-to-date period of fiscal year 2006 is significantly less than the U.S. statutory rate.

     During the first quarter of fiscal year 2005, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, we earned revenue from our loss of hire insurance coverage on the ATWOOD BEACON in a zero tax jurisdiction. As a result, our effective tax rate for the three and six months ended March 31, 2005, was significantly less than the U.S. statutory rate.


7.      COMMITMENTS AND CONTINGENCIES

     On May 3, 2006, we received notice from the Malaysian tax authorities regarding alleged non-compliance with withholding tax provisions of the
Malaysian Income Tax Act for years of assessment 2001 to 2004. The alleged under-withholding of tax approximates $2.1 million, which is subject to a 100% penalty. We believe that we are in compliance with all withholding tax provisions of the Malaysian Income Tax Act for years of assessment 2001 through 2004 and, thus, no additional withholding taxes are payable. We plan to vigorously contest these assertions by the Malaysian tax authorities. While we cannot predict or provide assurance as to the final outcome of these allegations, we do not expect them to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     All non-historical information set forth herein is based upon expectations and assumptions we deem reasonable. We can give no assurance that such expectations and assumptions will prove to be correct, and actual results could differ materially from the information presented herein. Our periodic reports filed with the SEC, including our Annual Report on Form 10-K for the year ended September 30, 2005, should be consulted for a description of risk factors associated with an investment in our common stock.


MARKET OUTLOOK

     There continues to be very strong demand for offshore drilling equipment, with all of our eight drilling units having contractual dayrate commitments that are the highest in their respective histories. Currently, we have 100% of available rig days for the remainder of fiscal year 2006 contracted, with contracted rig days for fiscal years 2007 and 2008 at 95% and 65%, respectively. A comparison of the average per day revenues for fiscal year 2005 and for the first six months of fiscal year 2006 for each of our eight drilling units to their current highest contracted dayrate commitment is as follows:

                                         Average Per Day Revenues for
                                       ----------------------------------

                                                                                            Percentage
                                                  First Six        Current Highest          Change from
                                Fiscal             Months             Contracted             First Six
                                 Year            Fiscal Year           Dayrate              Months Fiscal
                                 2005               2006              Commitment             Year 2006
                            ---------------     --------------    -------------------    ------------------

ATWOOD HUNTER                      $61,000           $123,000               $245,000                99%
ATWOOD EAGLE                        95,000            118,000                420,000               256%
ATWOOD FALCON                       82,000             74,000                200,000               170%
ATWOOD SOUTHERN CROSS               42,000             92,000                290,000               215%
ATWOOD BEACON                       66,000             71,000                133,500                88%
VICKSBURG                           65,000             80,000                154,000                93%
SEAHAWK                             45,000             41,000                 68,430                67%
RICHMOND                            33,000             45,000                 80,000                78%


     The  ATWOOD  HUNTER  is  currently  working  under a  two-year  contractual commitment with Woodside Energy Limited ("Woodside") at a dayrate of $240,000/$245,000. Woodside farmed-out the first two wells to be drilled under this commitment to Burullus Gas ("BG"). The rig is currently drilling the first well under the BG commitment and is expected to complete the BG work in June 2006. Following the completion of this work the rig is expected to be moved to sheltered water offshore Egypt to undergo certain planned maintenance (estimated to take two days) prior to being relocated to Mauritania to commence working for Woodside. The ATWOOD EAGLE has contractual commitments offshore Australia with Woodside and BHP Billiton Petroleum at dayrates ranging from $150,000 to $180,000 (except for a one-well commitment at a dayrate of $109,000 which is expected to be drilled in the fourth quarter of fiscal year 2006) that could extend to the end of fiscal year 2007. Immediately following the completion this work, the rig has a one-well commitment at a dayrate of $360,000 and a one-year commitment at a dayrate of $420,000; however, before the middle of October 2006, this one-year commitment could be extended to a two or three year commitment at a dayrate of $405,000. The ATWOOD FALCON has a contractual commitment offshore Malaysia with Shell that extends to July 2009 at dayrates ranging between $90,000 and $200,000. This contractual commitment requires the rig to undergo an upgrade to extend its water depth drilling capabilities from 3,700 to 5,000 feet. The customer is contractually obligated to pay $24 million of the upgrade costs (expected to be around $32 million) along with payment of approximately $90,000 per day during the upgrade period. The ATWOOD SOUTHERN CROSS is currently working offshore Italy at a dayrate of $70,000 on a drilling program that is expected to extend into September 2006. Immediately upon completion of this drilling program, we expect to relocate the rig to the Black Sea to work for three customers at dayrates ranging from $125,000 to $290,000. This work could extend into the first quarter of fiscal year 2008. Currently, the ATWOOD BEACON is working offshore Vietnam at a dayrate of $77,000 to $110,000 on a drilling program that could extend to September 2006. Immediately upon completion of its current drilling program, we plan to have the final section of legs installed on the ATWOOD BEACON at a shipyard in Singapore before relocating to India to commence a 25-month contract at dayrates ranging form $113,000 to $133,500. The VICKSBURG is currently working offshore Southeast Asia at a dayrate of $87,000. It has contract commitments offshore Malaysia and Cambodia at dayrates ranging from $82,000 to $94,500 that should extend into the fourth quarter of fiscal year 2007. Immediately upon completion of these commitments, the rig has a two-year commitment in Thailand at a dayrate of $154,000. The SEAHAWK is currently in a shipyard in Southeast Asia undergoing an upgrade expected to cost around $20 million. Following this upgrade, the rig is expected to be relocated to offshore West Africa to commence (estimated in August 2006) a 730 day (plus four six-month options) drilling program at an operating dayrate of $68,430. Our only rig in the U.S. Gulf of Mexico, the RICHMOND, has a current contract commitment which could extend into the third quarter of fiscal year 2007. After completing its current well at a dayrate of $45,000, all remaining firm work under this contract is expected to be drilled at a dayrate of $80,000.

     The current strong market environment is not only supporting high equipment utilization and historical high dayrates for all of our eight drilling units, but also has resulted in a significant increase in our operating costs. Included in the ATWOOD SOUTHERN CROSS' total operating costs for the quarter and six months ended March 31, 2006 are amortized mobilization costs of $6.0 million and $8.8 million, respectively, compared to none for the same periods in fiscal year 2005. For the second half of fiscal year 2006, we currently expect daily operating costs for our bottom supported units (the RICHMOND, VICKSBURG and ATWOOD BEACON) to be around $30,000 per day. For the remainder of the fiscal year, we expect daily operating costs for the ATWOOD FALCON to be around $40,000, the ATWOOD HUNTER to be between $45,000 and $50,000, and the ATWOOD SOUTHERN CROSS to be between $40,000 and $45,000. We expect the ATWOOD EAGLE's daily operating costs to average between $75,000 and $80,000. The daily operating costs of the SEAHAWK when it returns to work in August 2006 offshore West Africa is expected to average between $35,000 and $40,000 and possibly higher during initial start-up. Despite the anticipated increase in operating costs, we expect our operating margin for fiscal year 2006 to be approximately 50%.

     We continue to evaluate growth opportunities, and on March 1, 2006, our wholly-owned subsidiary, Atwood Oceanics Pacific Limited, executed a definitive construction agreement with Keppel AmFELS, Inc. to construct a mobile self elevating LeTourneau SUPER 116E design jack-up. This new rig is being constructed in Brownsville, Texas, with delivery expected to occur no later than September 30, 2008. We estimate the total cost of construction (including administrative and overhead costs and capitalized interest) will be approximately around $160 million. A copy of the construction agreement is filed as Exhibit 4.2 hereto. We intend to finance the construction of the new rig primarily from expected cash on hand balances, however, if and when necessary, the $100 million revolving portion of our Credit Facility may provide some funding for the new rig. As of May 10, 2006 and taking into account a borrowing in April 2006, we have $10 million outstanding under the revolving portion of our Credit Facility.


RESULTS OF OPERATIONS

     Revenues for the three and six months ended March 31, 2006 increased 65% and 42%, respectively, compared to the three and six months ended March 31, 2005. A comparative analysis of revenues is as follows:


                                                             REVENUES
                                                           (In millions)
                           ---------------------------------------------------------------------------
                              Three Months Ended March 31,            Six Months Ended March 31,
                           ------------------------------------   ------------------------------------
                               2006         2005      Variance        2006         2005      Variance
                           -----------   ---------  -----------   ------------  ---------   ----------

ATWOOD SOUTHERN CROSS       $  10.7       $  2.7        $ 8.0        $  16.7     $  6.3       $ 10.4
ATWOOD HUNTER                  12.1          5.2          6.9           22.4       10.8         11.6
ATWOOD EAGLE                   13.4          9.4          4.0           21.4       17.9          3.5
VICKSBURG                       7.8          6.1          1.7           14.5       12.0          2.5
RICHMOND                        4.1          2.7          1.4            8.1        5.4          2.7
ATWOOD BEACON                   7.1          5.9          1.2           13.0       12.3          0.7
ATWOOD FALCON                   6.6          5.4          1.2           13.4       13.1          0.3
SEAHAWK                         2.9          2.8          0.1            7.5        7.2          0.3
AUSTRALIA MANAGEMENT
  CONTRACTS                     2.8          0.8          2.0            5.9        1.4          4.5
                            -------       ------       ------         ------     ------       ------
                            $  67.5       $ 41.0       $ 26.5         $122.9     $ 86.4       $ 36.5
                            =======       ======       ======         ======     ======       ======


     The ATWOOD SOUTHERN CROSS recognized $5.2 million and $8.1 million from the amortization of up front mobilization fees which were previously received during the three months and six months ended March 31, 2006, respectively compared to none in the prior fiscal year. The increase in revenues for the current quarter was also due to rig utilization of approximately 90% at $70,000 per day compared to approximately 85% utilization at an average dayrate of $36,000 during the second quarter of fiscal year 2005. The increase for the current year-to-date period was also due to rig utilization of approximately 70% at an average dayrate of $68,000 compared to approximately 90% utilization at an average dayrate of $38,000 during the prior fiscal year-to-date period. The increase in revenue for the three and six months ended March 31, 2006, for the ATWOOD HUNTER was primarily due to starting a new contract offshore of Egypt approximately November 1, 2005, at a dayrate of $125,000 while earning a dayrate of $62,000 for the first month of fiscal year 2006 and all of the prior fiscal year. The increase in revenue for the current quarter and year-to-date period ended March 31, 2006, for the ATWOOD EAGLE was also due to starting a new contract during the current quarter at dayrates ranging from $150,000 to $180,000 while only earning an average dayrate of $105,000 for the second quarter of the prior fiscal year. The increase in revenue for the VICKSBURG was due to an increase in average dayrates from $62,000 and $63,000 during the quarter and year-to-date period ended March 31, 2005, respectively, to $85,000 and $80,000 during the quarter and year-to-date period ended March 31, 2006. The increase in revenue for the RICHMOND was also due to an increase in average dayrates from $30,000 during each of the three and six months ended March 31, 2005, respectively, to $45,000 and $43,000 during the three and six months ended March 31, 2006. During the current quarter, the ATWOOD BEACON earned $78,000 per day compared to $66,000 during the second quarter of the prior fiscal year while the ATWOOD FALCON earned $73,000 per day at 100% utilization during the current quarter compared to $68,000 at approximately 80% utilization for the comparable prior year quarter. Second quarter and year-to-date fiscal year 2006 revenues for the SEAHAWK were comparable to the same periods in the prior fiscal year. As one of our managed platform rigs in Australia commenced a new drilling program during the current quarter, service activities for our management contracts for the three and six months ended March 31, 2006 have increased accordingly.

     Contract drilling costs for the three and six months ended March 31, 2006, increased 58% and 46%, respectively, compared to the three and six months ended March 31, 2005. An analysis of contract drilling costs by rig is as follows:


                                                        CONTRACT DRILLING COSTS
                                                                (In millions)
                                    --------------------------------------------------------------------------
                                       Three Months Ended March 31,            Six Months Ended March 31,
                                    ------------------------------------   -----------------------------------
                                       2006         2005      Variance        2006        2005      Variance
                                    -----------   ---------  -----------   -----------  ---------  -----------

ATWOOD SOUTHERN CROSS                   $ 10.6      $  2.2       $  8.4      $ 16.1      $  5.2       $ 10.9
ATWOOD HUNTER                              3.9         2.7          1.2         7.7         5.6          2.1
ATWOOD BEACON                              2.8         1.9          0.9         5.1         4.3          0.8
ATWOOD EAGLE                               6.2         5.5          0.7        12.2        10.8          1.4
ATWOOD FALCON                              3.5         2.8          0.7         7.2         6.1          1.1
VICKSBURG                                  2.5         2.0          0.5         6.0         4.4          1.6
RICHMOND                                   2.5         2.1          0.4         4.9         4.2          0.7
SEAHAWK                                    1.7         2.4         (0.7)        4.1         4.8         (0.7)
AUSTRALIA MANAGEMENT
  CONTRACTS                                2.4         0.8          1.6         5.2         1.5          3.7
OTHER                                      1.2         1.2            -         2.5         1.9          0.6
                                        ------      ------       ------      ------      ------       ------
                                        $ 37.3      $ 23.6       $ 13.7      $ 71.0      $ 48.8       $ 22.2
                                        ======      ======       ======      ======      ======       ======



     In addition to the items discussed below, the increase in fleetwide drilling costs was primarily attributable to three areas: rising personnel costs due to wage increases, rising insurance costs due to increased premiums and increase repairs and maintenance expenses due to the amount and timing of various repairs and maintenance projects. The increase in drilling costs for the ATWOOD SOUTHERN CROSS also resulted from $6.0 million and $8.8 million of mobilization expense amortization in the first quarter and year-to-date periods of fiscal year 2006, while there was none during the prior fiscal year. The increase in drilling costs for the ATWOOD HUNTER also includes higher agent commissions due to increased revenues for the three and six months ended March 31, 2006, compared to the three and six months ended March 31, 2005. Operating costs for the ATWOOD FALCON were lower during the second quarter of the prior fiscal year, due to a ten day mobilization to Japan. Before relocating to its next contract, the VICKSBURG entered a shipyard for approximately five days during the first quarter of the current fiscal year to undergo planned inspections and maintenance. The decrease in drilling costs for the SEAHAWK is primarily due to approximately one month of lower operating costs during the current quarter as the rig entered a shipyard in Malaysia for an upgrade in preparation for its next contract in West Africa. As previously mentioned, one of our managed platform rigs in Australia commenced a new drilling program during current quarter, and service activities for our management contracts for the three and six months ended March 31, 2006, have increased accordingly. Other drilling costs for the year-to-date period ended March 31, 2006, have also increased due to the recording of $0.3 million of stock option compensation expense for field personnel during the current quarter compared to none in the prior fiscal year.

     An analysis of depreciation expense by rig for the three and six months ended March 31, 2006, compared to the three months ended March 31, 2005, is as follows:

                                                      DEPRECIATION EXPENSE
                                                          (In millions)
                          ----------------------------------------------------------------------
                            Three Months Ended March 31,          Six Months Ended March 31,
                          ----------------------------------   ---------------------------------
                            2006        2005      Variance       2006        2005     Variance
                          ----------  ---------  -----------   ---------   ---------  ----------

ATWOOD BEACON               $ 1.3    $  1.3      $    -         $ 2.7        $ 2.5      $   0.2
ATWOOD FALCON                 0.7       0.7           -           1.4          1.4            -
VICKSBURG                     0.7       0.7           -           1.4          1.3          0.1
RICHMOND                      0.3       0.2         0.1           0.5          0.5            -
ATWOOD EAGLE                  1.2       1.2           -           2.3          2.3            -
ATWOOD HUNTER                 1.3       1.3           -           2.7          2.7            -
SEAHAWK                       0.1       0.1           -           0.3          0.2          0.1
ATWOOD SOUTHERN CROSS         0.6       1.1        (0.5)          1.3          2.2         (0.9)
OTHER                         0.0       0.0         0.0           0.0          0.1         (0.1)
                            -----     -----      ------        ------        -----      -------
                            $ 6.2    $  6.6      $ (0.4)       $ 12.6        $13.2      $  (0.6)
                            =====    ======      ======        ======        =====      =======


     In accordance with our company policy, no depreciation expense was recorded during the month of December 2005 and part of January 2006 for the SOUTHERN CROSS as the rig was undergoing a life enhancing upgrade whereby the useful life of the rig was extended from approximately two to five years in January 2006.

     General and administrative expenses for the second quarter and year-to-date period of fiscal year 2006 increased compared to the second quarter and year-to-date period of the prior fiscal year primarily due recording approximately $1.3 million and $2.0 million of stock option compensation expense, respectively. Year-to-date amounts for the current fiscal year also include an approximate $0.6 million increase in annual bonus compensation, and $1.2 million increase in professional fees primarily related to Sarbanes-Oxley Act compliance and higher audit fees. We expect our general and administrative expenses to remain at a higher level than reported in prior periods due to stock option compensation expense as described in Note 3 to our unaudited financial statements included in this report. Although the level of our outstanding debt has been reduced significantly from the prior fiscal year, interest expense has only decreased slightly due to rising interest rates.

     Virtually all of our tax provision for each of the three and six months ended March 31, 2006 and 2005, relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the current quarter and year-to-date period ended March 31, 2006, our effective tax rate for both periods of approximately 15% is significantly less than the U.S. statutory rate. Our effective tax rate for the six months ended March 31, 2005 of approximately 6% resulted primarily from receiving during the first quarter of first quarter of fiscal year 2005 a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. Excluding any discrete items that may be incurred, we expect our effective tax rate to be approximately 10-15% for fiscal year 2006.

     We expect to reverse a $1.8 million tax contingent liability in the third quarter of fiscal year 2006 due to the expiration of a statute of limitations in a foreign jurisdiction. In addition, there are certain events in other foreign jurisdictions, relating to prior fiscal years, that may also result in a favorable tax effect during the current fiscal year. If any of these events occur, we will reduce our tax provision in the applicable quarterly period. See also "Recent Development" in this Part I, Item 2.


LIQUIDITY AND CAPITAL RESOURCES

     Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2000 through 2005, net cash provided by operating activities ranged from a low of approximately $13.7 million in fiscal year 2003 to a high of approximately $62.3 million in fiscal year 2001. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. With currently having 100% and 95% of our available operating rig days committed for fiscal years 2006 and 2007, respectively, at historically high dayrates, we anticipate significant improvement in cash flows and earnings during fiscal years 2006 and 2007. Other than our expected capital expenditures of $90 million to $95 million (including funding for the construction of the new jack-up rig), the only additional firm cash commitment for fiscal year 2006, outside of funding current rig operations, is our required quarterly repayments under the term portion of our senior secured Credit Facility which will total $36 million for fiscal year 2006. We expect to generate sufficient cash flows from operations to satisfy most of these obligations; however, some funding from the revolving portion of our Credit Facility may be required.

     As of March 31, 2006, we had $72 million outstanding under the term portion of our Credit Facility, with approximately $99 million of available borrowing capacity under the $100 million revolving portion of our Credit Facility; however, in April 2006, we borrowed $10 million under the revolving portion of our Credit Facility. We are in compliance with all financial covenants under our Credit Facility at March 31, 2006, and expect to remain in compliance with all financial covenants during the remainder of fiscal year 2006. Aside from the financial covenants, no other provisions exist in the Credit Facility that could result in acceleration of the April 1, 2008 maturity date.

     At December 31, 2005, the collateral for our Credit Facility consists primarily of preferred mortgages on all eight of our active drilling units (with an aggregate net book value at March 31, 2006 totaling approximately $376 million). We are not required to maintain compensating balances; however, we are required to pay a fee of approximately 0.70% per annum on the unused portion of the revolving loan facility and certain other administrative costs.

     In October 2005, we sold our semisubmersible hull, SEASCOUT, for $10 million (net after certain expenses) and our spare 15,000 P.S.I. BOP Stack for approximately $15 million. The gain on the sales of these assets totaled approximately $9.3 million in the aggregate. The $25.2 million in cash from these sales increased our cash and cash equivalents on hand to approximately $43.7 million at December 31, 2005; however, with approximately $25 million expended to-date on construction of the new jack-up rig and approximately $6 million on the ATWOOD SOUTHERN CROSS equipment upgrades, cash and cash equivalents on hand declined to approximately $23 million at March 31, 2006.

     Our accounts receivable have increased by $17.2 million since September 30, 2005, primarily due to our increased rig utilization, higher dayrates, and also due to winding down contracts with certain customers. Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. We have a $0.4 million allowance for doubtful accounts at March 31, 2006 relating to one specific client.

     Our accrued liabilities have increased by $9.3 million since September 30, 2005, primarily due to purchases related to the current upgrade in progress for the SEAHAWK compared no upgrades in progress at prior fiscal year end.


RECENT DEVELOPMENT

     On May 3, 2006, we received notice from the Malaysian tax authorities regarding alleged non-compliance with withholding tax provisions of the
Malaysian Income Tax Act for years of assessment 2001 to 2004. The alleged under-withholding of tax approximates $2.1 million, which is subject to a 100% penalty. We believe that we are in compliance with all withholding tax provisions of the Malaysian Income Tax Act for years of assessment 2001 through 2004 and, thus, no additional withholding taxes are payable. We plan to vigorously contest these assertions by the Malaysian tax authorities. While we cannot predict or provide assurance as to the final outcome of these allegations, we do not expect them to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     With the interest rate on our long-term debt under our Credit Facility at a floating rate, the outstanding debt of $72 million at March 31, 2006 approximates its fair value. The impact on annual cash flow of a 10% change in the floating rate (approximately 70 basis points) would be approximately $0.5 million, which we do not believe to be material. We did not have any open derivative contracts relating to our floating rate debt at March 31, 2006.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on March 31, 2006 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.6 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at March 31, 2006.

                                 PART I. ITEM 4
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES


(a)      Evaluation of Disclosure Controls and Procedures

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of shareholders was held on February 9, 2006, at which the shareholders voted on the election of six director nominees, all of whom were incumbent directors and who were re-elected. In addition to voting on election of six director nominees, the shareholders voted on a proposal to increase authorized shares of common stock of the Company from 20,000,000 shares to 50,000,000 shares; a proposal to adopt the amended and restated 2001 stock incentive plan; and a proposal to adopt the amended and restated certificate of formation. All of these proposals were approved by shareholders. No other matters were presented for a vote at the annual meeting. Of the 13,790,312 shares of common stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director and the three proposals are as follows:

ELECTION OF DIRECTORS

NAME                            CAST FOR                  VOTES WITHHELD
-----------------              -----------                --------------

Deborah A. Beck                13,484,247                       306,065

Robert W. Burgess              13,484,352                       305,960

George S. Dotson               13,460,677                       329,635

Hans Helmerich                 13,442,252                       348,060

John R. Irwin                  13,519,619                       270,693

William J. Morrissey           12,970,611                       819,701


PROPOSAL TO INCREASE AUTHORIZED COMMON STOCK FROM 20,000,000 TO 50,000,000
SHARES

VOTES FOR                     VOTES AGAINST               VOTES WITHHELD
----------                   -------------                --------------

13,326,118                        430,381                        33,813


PROPOSAL TO ADOPT THE AMENDED AND RESTATED 2001 STOCK INCENTIVE PLAN

VOTES FOR                    VOTES AGAINST                VOTES WITHHELD
----------                   -------------                --------------

10,851,414                        558,455                     2,380,443

A copy of the Amended and Restated 2001 Stock Incentive Plan is filed as Exhibit
10.1 hereto.

PROPOSAL TO ADOPT THE AMENDED AND RESTATED CERTIFICATE OF FORMATION

VOTES FOR                    VOTES AGAINST                 VOTES WITHHELD
---------                    -------------                 --------------

13,707,405                        42,904                         40,003

     A copy of the Amended and Restated Certificate of Formation, including the increase of authorized shares of common stock, as filed with the Texas Secretary of State is filed as Exhibit 3.1 hereto.

ITEM 5.   OTHER INFORMATION

     Effective as of May 5, 2006, our Board of Directors adopted the Second Amended and Restated By-Laws of the Company. The By-laws were amended and restated to make conforming and modernizing changes reflecting the approval by our shareholders of the Amended and Restated Certificate of Formation and our early election to be governed by the recently enacted Texas Business Organizations Code. A copy of the Second Amended and Restated By-Laws is filed as Exhibit 3.2 hereto.

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS

(a)      Exhibits

         3.1 Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit
                  3.1 of our Form 8-K filed February 14, 2006).

        *3.2      Second Amended and Restated By-Laws, dated May 5, 2006.

         4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

         4.2 Certificate of Adjustment dated as of March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

        10.1 Amended and Restated Atwood Oceanics, Inc. 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix D to our definitive proxy statement on Form DEF14A filed January 13, 2006).

        10.2 Construction Agreement dated March 1, 2006 between Atwood Oceanics Pacific Limited and Keppel AmFels, Inc. dated March 1, 2006 (Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed March 2, 2006).

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



                                ATWOOD OCEANICS, INC.
                                (Registrant)




Date:  May 10, 2006             /s/JAMES M. HOLLAND
                                -------------------
                                James M. Holland
                                Senior Vice President, Chief Financial Officer,
                                Chief Accounting Officer and Secretary

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION


           3.1 Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit
                  3.1 of our Form 8-K filed February 14, 2006).

          *3.2    Second Amended and Restated By-Laws, dated May 5, 2006.

           4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

           4.2 Certificate of Adjustment dated as of March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

          10.1 Amended and Restated Atwood Oceanics, Inc. 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix D to our definitive proxy statement on Form DEF14A filed January 13, 2006).

          10.2 Construction Agreement dated March 1, 2006 between Atwood Oceanics Pacific Limited and Keppel AmFels, Inc. dated March 1, 2006 (Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed March 2, 2006).

         *31.1    Certification of Chief Executive Officer

         *31.2    Certification of Chief Financial Officer

         *32.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

         *32.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.


      *Filed herewith

                                                                    EXHIBIT 3.2





                           SECOND AMENDED AND RESTATED

                                   BY-LAWS OF

                              ATWOOD OCEANICS, INC.

                                   MAY 5, 2006

                                TABLE OF CONTENTS




ARTICLE I   OFFICES...........................................................1
         Section 1.    Registered Office......................................1
         Section 2.    Other Offices..........................................1

ARTICLE II  SHAREHOLDERS......................................................1
         Section 1.    Meetings...............................................1
         Section 2.    Annual Meeting.........................................2
         Section 3.    Special Meetings.......................................2
         Section 4.    Notices of Shareholders' Meetings......................2
         Section 5.    Quorum of Shareholders.................................3
         Section 6.    Adjournments of Annual and Special Meetings of the
                       Shareholders............................3
         Section 7.    Meetings of the Shareholders...........................3
         Section 8.    Attendance and Proxies.................................4
         Section 9.    Voting of Shares.......................................5
         Section 10.   Voting of Shares Owned by Another Corporation..........6
         Section 11.   Shares Held by Fiduciaries, Receivers, Pledgees........6
         Section 12.   Decisions at Meetings of Shareholders..................6
         Section 13.   List of Shareholders...................................7
         Section 14.   Action Without Meeting.................................8
         Section 15.   Telephone or Remote Communications....................10
         Section 16.   Record Date...........................................10

ARTICLE III  BOARD OF DIRECTORS..............................................11
         Section 1.    Board of Directors....................................11
         Section 2.    Number of Directors...................................11
         Section 3.    Election and Term.....................................11
         Section 4.    Resignation...........................................11
         Section 5.    Vacancy and Increase..................................12
         Section 6.    Removal...............................................12
         Section 7.    Offices and Records...................................12
         Section 8.    Meeting of Directors..................................12
         Section 9.    First Meeting.........................................12
         Section 10.   Election of Officers..................................13
         Section 11.   Regular Meetings......................................13
         Section 12.   Special Meetings......................................13
         Section 13.   Notice................................................13
         Section 14.   Business to be Transacted.............................13
         Section 15.   Quorum - Adjournment if Quorum is not Present.........14
         Section 16.   Action Without Meeting................................14
         Section 17.   Compensation..........................................15
         Section 18.   Order of Business.....................................15
         Section 19.   Presumption of Assent.................................16

ARTICLE IV   FFICERS' AND DIRECTORS' SERVICES,
         CONFLICTING INTERESTS AND INDEMNIFICATION...........................16
         Section 1.    Services..............................................16
         Section 2.    Interested Directors..................................17
         Section 3.    Indemnification and Expense Advances..................18
         Section 4.    Rights Not Exclusive..................................18
         Section 5.    Powers Not Exclusive..................................18
         Section 6.    Applicability.........................................18
         Section 7.    Insurance.............................................19

ARTICLE V   COMMITTEES OF DIRECTORS..........................................19
         Section 1.    Committees of Directors...............................19

ARTICLE VI  OFFICERS.........................................................19
         Section 1.    Principal Officers....................................19
         Section 2.    Additional Officers...................................20
         Section 3.    Terms of Offices......................................20
         Section 4.    Removal...............................................20
         Section 5.    Vacancies.............................................20
         Section 6.    Powers and Duties of Officers.........................20
         Section 7.    Chairman of the Board.................................20
         Section 8.    The President.........................................21
         Section 9.    Vice Presidents.......................................21
         Section 10.   Treasurer.............................................22
         Section 11.   Assistant Treasurers..................................22
         Section 12.   Secretary.............................................23
         Section 13.   Assistant Secretaries.................................23
         Section 14.   Securities of other Corporations......................24

ARTICLE VII   BOOKS, DOCUMENTS AND ACCOUNTS..................................24

ARTICLE VIII  CAPITAL STOCK..................................................24
         Section 1.    Stock Certificates....................................24
         Section 2.    Transfers.............................................25
         Section 3.    Registered Holders....................................25
         Section 4.    New Certificates......................................26
         Section 5.    Dividends.............................................26
         Section 6.    Record Dates and Closing of Transfer Books............27
         Section 7.    Regulations...........................................27

ARTICLE IX    MISCELLANEOUS PROVISIONS.......................................28
         Section 1.    Fiscal Year...........................................28
         Section 2.    Seal..................................................28
         Section 3.    Notice................................................28
         Section 4.    Waiver of Notice......................................29
         Section 5.    Resignations..........................................30
         Section 6.    Telephone and Similar Meetings........................30

         Section 7.    Securities of Other Corporations......................30
         Section 8.    Depositories..........................................30
         Section 9.    Signing of Checks, Notes, etc.........................31
         Section 10.   Persons...............................................31
         Section 11.   Laws and Statutes.....................................31
         Section 12.   Headings..............................................32

ARTICLE X    AMENDMENTS......................................................32
         Section 1.    Amendment of By-Laws..................................32

                           SECOND AMENDED AND RESTATED

                                   BY-LAWS OF

                              ATWOOD OCEANICS, INC.

                                    ARTICLE I

                                     OFFICES
                                     -------

Section 1. Registered Office. Until the Board of Directors otherwise determines, the registered office and registered agent of Atwood Oceanics, Inc., a Texas corporation (the "Corporation") will be as set forth in the Corporation's Amended and Restated Certificate of Formation. The Corporation may change its registered office, registered agent, or both by filing a statement of change with the Secretary of State of the State of Texas.

Section 2. Other Offices. The Corporation may also have offices at such other places, both within or without the State of Texas, as the Board of Directors may, by resolution, from time to time determine or the business of the Corporation may require.

                                   ARTICLE II

                                  SHAREHOLDERS
                                  ------------

Section 1. Meetings. All meetings of the shareholders for the election of directors will be held at such time and place, within or outside the State of Texas, as may be fixed from time to time by the Board of Directors and stated in the notice of the meeting. Meetings of shareholders for any other purpose will be held at a time and place, within or without the State of Texas, as shall be designated by the Board of Directors or as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof. The Board of Directors may determine that any meeting may be held solely by means of remote communication in accordance with Texas law.

Section 2. Annual Meeting. The annual meeting of the shareholders shall be held on the second Thursday of February in each year at 10:00 A.M. Central Standard Time, if not a legal holiday, and if a legal holiday, then at the same hour of the day on the next succeeding business day, for the purpose of electing directors and for the transaction of any and all such other business as may properly be brought before or submitted to the meeting. Any and all business of any nature or character whatsoever may be transacted, and action may be taken thereon, at any annual meeting, except as otherwise provided by law or by these By-Laws.

Section 3. Special Meetings. Special meetings of the shareholders
(unless otherwise prescribed by law, the Amended and Restated Certificate of Formation, or these By-Laws) may be called by the Chairman of the Board of Directors or the President or the holders of not less than 10% of all the shares issued, outstanding, and entitled to vote. The request will state the purposes of the proposed meeting. Business transacted at all special meetings will be confined to the purposes stated in the notice of the meeting unless all shareholders entitled to vote are present and consent otherwise.

Section 4. Notices of Shareholders' Meetings. Written or printed notice stating the place, day and hour of any meeting of the shareholders, the means of any remote communications by which shareholders may be considered present and may vote at the meeting and, in case of a special meeting, the purposes for which the meeting is called will be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting. The notice will be delivered in person, by electronic transmission, or by mail at the direction of the President, a Vice President, the Secretary, or any other officer or person calling the meeting to each shareholder of record entitled to vote at the meeting. If mailed, the notice will be deemed delivered when deposited in the United States mail, addressed to the shareholder at the shareholder's address as it appears on the stock transfer books of the Corporation, with postage prepaid.

If transmitted by facsimile or electronic message, the notice will be deemed delivered when the facsimile or electronic message is successfully transmitted.

Section 5. Quorum of Shareholders. The holders of at least a majority of the shares issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by law, the Amended and Restated Certificate of Formation or these By-Laws. If a quorum is present at any shareholders' meeting, the vote of the holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall decide any question brought before such meeting, unless the question is one upon which a different vote is required by law or by the Amended and Restated Certificate of Formation.

Section 6. Adjournments of Annual and Special Meetings of the Shareholders. If, however, a quorum shall not be present or represented at any meeting of the shareholders, the shareholders entitled to vote thereat, present in person or represented by proxy, may adjourn the meeting from time to time, without notice (other than announcement at the meeting), until a quorum shall be present or represented. When a quorum is assembled for such an adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting.

Section 7. Meetings of the Shareholders. The President of the Corporation, or in the event of his absence or omission or refusal to so act, a Vice President of the Corporation, shall call each meeting of the shareholders to order and shall act as Chairman of such meeting. If for any reason whatever, neither the President nor a Vice President of the Corporation acts or will act as the

Chairman of the meeting of the shareholders, then the shareholders present, in person or by proxy, and entitled to vote thereat may by majority vote appoint a Chairman who shall act as Chairman of the meeting.
         The Secretary of the Corporation, or in the event of his absence, omission or refusal to act, an Assistant Secretary, shall act as Secretary of each meeting of the shareholders. If for any reason whatever, neither the Secretary nor an Assistant Secretary acts or will act as Secretary of the meeting of shareholders, then the Chairman of the meeting or, if he fails to do so, the shareholders present, either in person or by proxy, and entitled to vote thereat may by majority vote appoint any person to act as Secretary of the meeting.

Section 8. Attendance and Proxies. Each outstanding share of the Corporation's capital stock, regardless of class or series, will be entitled to one vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or series are limited or denied by the Amended and Restated Certificate of Formation. At any meeting of the shareholders, every shareholder having the right to vote will be entitled to vote in person or by proxy executed in writing by the shareholder and bearing a date not more than eleven months before the meeting, unless the proxy provides for a longer period. A telegram, telex, cablegram, or similar transmission by the shareholder or a photographic, photostatic, facsimile, or similar reproduction of a writing executed by the shareholder will be treated as any execution in writing. Any electronic transmission must contain or be accompanied by information for which it can be determined that the transmission was authorized by the shareholder. Each proxy will be revocable unless expressly provided that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. Each proxy will be filed with the secretary of the Corporation before or at the time of the meeting. Voting for directors will be in accordance with Article III of these By-Laws. Voting on any question or in any election may be by voice vote or show of hands unless the presiding officer orders or any shareholder demands that voting be by written ballot.

Section 9. Voting of Shares. At each meeting of the shareholders, each outstanding share, regardless of class, standing in the shareholder's name on the stock and transfer books shall be entitled to one (1) vote, subject however, to the provisions of Section 6 of Article VIII of these By-Laws, and excepting only as may be otherwise provided or required by law, on each matter submitted to a vote at such meeting, unless the voting rights of the shares of any class or classes are limited or denied by the Amended and Restated Certificate of Formation as permitted by law. Treasury shares, shares of its own stock owned by another corporation, the majority of the voting stock of which is owned or controlled by it, and shares of its own stock held by a corporation in a fiduciary capacity shall not be voted, directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.
         At any election for directors of the Corporation, each and every shareholder entitled to vote may cumulate his votes and give one candidate a number of votes equal to the number of directors to be elected, multiplied by the number of votes to which his shares are entitled; or each shareholder may distribute his votes on the same principle among as many candidates for directors as the shareholder thinks fit.
         Any shareholder who intends to cumulate his votes must give written notice of this intention to the Secretary of the Corporation on or before the day preceding the election at which the shareholder intends to cumulate his votes.
         The candidates for directors receiving the highest number of votes, up to the number of directors to be elected, are elected.

Section 10. Voting of Shares Owned by Another Corporation. Shares of stock of this Corporation standing in the names of another corporation, domestic or foreign, on the books and records of this Corporation and having voting rights may be voted by such officer, agent or proxy as the By-Laws of such other corporation may authorize, or, in the absence of such authorization, as the Board of Directors of such other corporation may determine, subject to such provisions of the Texas Business Organizations Code as may be applicable in any instance.

Section 11. Shares Held by Fiduciaries, Receivers, Pledgees. Shares held by an administrator, executor, guardian, or conservator, may be voted by him so long as such shares forming a part of an estate are in the possession and forming a part of the estate being served by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him unless such share shall have been transferred into his name as trustee. Shares standing in the name of a receiver on the books and records of this Corporation may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without such shares being transferred into his name if appropriate authority so to do be contained in an appropriate order of the court by which such receiver was appointed. A shareholder whose shares are pledged shall be entitled to vote such shares until such shares have been transferred on the books and records of the Corporation into the name of the pledgee, unless in the transfer by the pledgor on the books and records of the Corporation, he shall have expressly empowered the pledgee to vote such shares, and thereafter the pledgee shall be entitled to vote the share so transferred.

Section 12. Decisions at Meetings of Shareholders. At all meetings of the shareholders all questions, business and matters, except those the manner of deciding which is otherwise expressly governed by the Texas Business

Organizations Code or by the Amended and Restated Certificate of Formation or by these By-Laws, shall be decided by the vote of the holders of a majority of the votes of the shareholders of the Corporation present in person or by proxy, and entitled to vote, a quorum being present. All voting shall be viva voce, except that upon the determination of the officer or person presiding at the meeting or upon the demand of any qualified voter or his proxy, voting on any further question, matter or business at such meeting shall be by ballot. In the event any business, question or matter is so voted upon by ballot, then each ballot shall be signed by the shareholder voting, or by his proxy and shall state the number of shares so voted.

Section 13. List of Shareholders. The officer or agent who has charge of the stock transfer books of the Corporation shall prepare and make, at least eleven
(11) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, showing the address and the type and number of shares held by each shareholder and number of votes to which each shareholder is entitled (if different from the number of shares). Such list shall be kept on file at the registered office or the principal place of business of the Corporation and shall be open to inspection by any shareholder at any time during usual business hours, for a period of at least ten (10) days prior to such meeting.
         Alternatively, the list of the shareholders may be kept on a reasonably accessible electronic network, if the information required to gain access to the list is provided with the notice of the meeting. The Corporation is not required to include any electronic contact information of any shareholder on the list. If the Corporation elects to make the list available on an electronic network, the Corporation shall take reasonable steps to ensure that the information is available only to shareholders of the Corporation. Such list shall also be produced and kept open at the time and place of such meeting during the whole time thereof, and may be inspected by any shareholder who is present. If the meeting is held by means of remote communication, the list must be open to the examination of any shareholder for the duration of the meeting on a reasonably accessible electronic network, and the information required to access the list must be provided to shareholders with the notice of the meeting. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such list or transfer book or to vote at any such meeting of shareholders.

Section 14.       Action Without Meeting.

     a. Any action required by law to be taken at any annual or special meeting of the shareholders, may be taken without a meeting, without prior notice, and without a vote, if a consent or consents in writing, setting forth the action so taken, shall have been signed by the holder or holders of all the shares entitled to vote with respect to the action that is subject of the consent.

     b. Every written consent of the shareholders shall bear the date of signature of each shareholder who signs the consent. No written consent shall be effective to take the action that is the subject of the consent unless, within sixty (60) days after the date of the earliest dated consent delivered to the Corporation as provided below, a consent or consents signed by the holder or holders of shares having not less than the minimum number of votes that would be necessary to take the action that is the subject of the consent are delivered to the Corporation by delivery to its registered office, its principal place of business, or an officer or agent of the Corporation having custody of the books in which proceedings of meetings of the shareholders are recorded. Such delivery shall be made by hand or by certified or registered mail, return receipt requested, and in the case of delivery to the Corporation's principal place of business, shall be addressed to the President of the Corporation.

     c. A telegram, telex, cablegram, or other electronic transmission by a shareholder consenting to an action to be taken is considered to be written, signed, and dated for the purposes of this Section if the transmission sets forth or is delivered with information from which the Corporation can determine that the transmission was transmitted by the shareholder and the date on which the shareholder transmitted the transmission. The date of transmission is the date on which the consent was signed. Consent given by telegram, telex, cablegram, or other electronic transmission may not be considered delivered until the consent is reproduced in paper form and the paper form is delivered to the Corporation at its registered office in Texas or its principal place of business, or to an officer or agent of the Corporation having custody of the book in which proceedings of shareholder meetings are recorded. Notwithstanding Subsection (b) of this Section, consent given by telegram, telex, cablegram, or other electronic transmission may be delivered to the principal place of business of the Corporation or to an officer or agent of the Corporation having custody of the book in which proceedings of shareholder meetings are recorded to the extent and in the manner provided by resolution of the Board of Directors of the Corporation. Any photographic, photostatic, facsimile, or similarly reliable reproduction of a consent in writing signed by a shareholder may be substituted or used instead of the original writing for any purpose for which the original writing could be used, if the reproduction is a complete reproduction of the entire original writing.

     d. Prompt notice of the taking of any action by shareholders without a meeting by less than unanimous written consent shall be given to those shareholders who did not consent in writing to the action.

Section 15. Telephone or Remote Communications. Shareholders may participate in and hold a shareholders' meeting by means of conference telephone or other means of remote communication equipment by means of which all persons participating in the meeting can hear each other. Participation in such a meeting shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened, if (i) the Corporation implements reasonable measures to verify that each person considered present and permitted to vote at the meeting by means of remote communication is a shareholder; (ii) the Corporation implements reasonable measures to provide the shareholders at the meeting by means of remote communication a reasonable opportunity to participate in the meeting and to vote on matters submitted to the shareholders, including an opportunity to read or hear the proceedings of a meeting substantially concurrently with the proceedings; and (iii) the Corporation maintains a record of any shareholder vote or other action taken at the meeting by means of remote communication.

Section 16. Record Date. The Board of Directors shall have the power to close the stock transfer books of the Corporation or, in lieu thereof, to fix a record date for the determination of the shareholders entitled to notice of or to vote at any meeting of the shareholders and at any adjournment or adjournments thereof and to fix a record date for any other purpose or purposes as provided in Section 6 of Article VIII of these By-Laws.

                                  ARTICLE III

                               BOARD OF DIRECTORS

Section 1. Board of Directors. The business, property and affairs of the Corporation shall be managed and controlled by the Board of Directors and, subject to such restrictions, if any, as may be imposed by law, the Amended and Restated Certificate of Formation or by these By-Laws, the Board of Directors may, and are fully authorized to, exercise all the powers of the Corporation. Directors need not be residents of the State of Texas or shareholders of the Corporation.
         In addition to the powers and authority expressly conferred on the Board of Directors by law, the Amended and Restated Certificate of Formation or amendment thereof, by these By-Laws or any amendment thereof, the Board may exercise all the powers of the Corporation and do all such lawful acts and things as may be done by the Corporation which are not by the laws of the State of Texas or by the Amended and Restated Certificate of Formation or by these By-Laws directed or required to be exercised or done by the shareholders.

Section 2. Number of Directors. The number of directors shall be established, and may be increased or decreased from time to time, by resolution of the Board of Directors of the Corporation, provided, however, that the number of directors shall never be less than three (3).

Section 3. Election and Term. Except as otherwise provided in Section 5 of this
Article III, all directors (the number of which shall be established by the Board of Directors as provided by Section 2 of this Article III, shall be elected at each annual meeting to hold office for one year and until their successors are elected and qualified.

Section 4. Resignation. Any director or officer of the Corporation may resign at any time as provided in Section 5 of Article IX of these By-Laws.

Section 5. Vacancy and Increase. Any vacancy or vacancies occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office and until his successor shall have been elected and qualified. In case of any increase in the number of directors, the additional director or directors shall be elected at either an annual meeting or at a special meeting of the shareholders called for that purpose.

Section 6. Removal. The directors of the Corporation, and each of them, may be removed from office from time to time and at any time with or without cause, by the shareholders entitled to vote, at any meeting thereof at which a quorum is present, by the vote of a two-thirds majority of the votes of the shareholders present in person or by proxy and entitled to vote thereat; and any vacancy or vacancies in the Board of Directors resulting therefrom may be filled by the remaining directors, though less than a quorum.

Section 7. Offices and Records. The directors may have or establish one or more offices of the Corporation and keep the books and records of the Corporation, except as otherwise provided by statue, in such place or places in the State of Texas or outside the State of Texas, as the Board of Directors may from time to time determine.

Section 8. Meeting of Directors. Meetings of the Board of Directors, regular or special, may be held either within or without the State of Texas.

Section 9. First Meeting. Each newly elected Board of Directors may hold its first meeting for the purpose of organization and the transaction of business, if a quorum is present, immediately after and at the same place as the annual meeting of the stockholders, and no notice of such meeting shall be necessary.

Section 10. Election of Officers. At the first meeting of the Board of Directors in each year at which a quorum shall be present, held next after the annual meeting of shareholders, the Board of Directors shall proceed to the election of the officers of the Corporation.

Section 11. Regular Meetings. There shall be regularly scheduled quarterly meetings of the Board of Directors of the Corporation. Notice of such regular meetings shall not be required.

Section 12. Special Meetings. Special meetings of the Board of Directors shall be held whenever and wherever called or provided to be held by the President or by any three of the Directors for the time being in office, and at the place, day and hour determined by the officer or the three directors calling or providing for the holding of the particular meeting, in each instance, and such determination may be conclusively evidenced in a call, waiver of notice or by an electronic transmission signed or delivered by such officer or such three directors.

Section 13. Notice. The Secretary or an Assistant Secretary shall, but in the event of the absence of the Secretary or an Assistant Secretary or the failure, inability, refusal or omission on the part of the Secretary or an Assistant Secretary so to do, any other officer of the Corporation may, give notice of each special meeting, and of the place, day and hour of the particular meeting, in person or by mail, or by telephone, telegraph, electronic transmission or other means of communication, at least three (3) days before the meeting of each director. The attendance of a director at any meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

Section 14. Business to be Transacted. Neither the business to be transacted at, nor the purpose or purposes of, any regular or special meeting of the Board of Directors need be specified in the notice or any waiver or waivers of notice of such meeting. Any and all business of any nature or character whatsoever may be transacted and action may be taken thereon at any such first meeting or at any other meeting, regular or special, of the Board of Directors. At any meeting at which every director shall be present, even though without any notice, any business may be transacted.

Section 15. Quorum - Adjournment if Quorum is not Present. A majority of the number of directors fixed by these By-Laws shall constitute a quorum (provided, a majority of those present are citizens of the United States) for the transaction of any and all business, but if at any meeting, regular or special, or any first meeting, of the Board of Directors there be less than a quorum present, a majority of those present, or if only one director be present, then such director, may adjourn the meeting from time to time without notice, other than by announcement at the meeting, until a quorum shall be present at the meeting. A majority of the directors present at any meeting of the Board of Directors, or if only one director be present, then such director, may adjourn any meeting of the Board from time to time without notice, other than by announcement at such meeting of the time and place at which the meeting will reconvene, until the transaction of any and all business submitted or proposed to be submitted to such meeting or any adjournment or adjournments thereof shall have been completed. The act of a majority of the directors present at any meeting of the Board of Directors at which a quorum is in attendance shall constitute the act of the Board of Directors unless the act of a greater number is required by the Amended and Restated Certificate of Formation or by these By-Laws.

Section 16. Action Without Meeting. Unless otherwise restricted by law or the Amended and Restated Certificate of Formation, any action required or permitted to be taken at a meeting of the Board of Directors or of any committee thereof may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all members of the Board of Directors or committee thereof, as the case may be. A telegram, telex, cablegram or other electronic transmission by a director consenting to an action to be taken and transmitted by a director is considered written, signed, and dated for the purposes of this
Article III if the transmission sets forth or is delivered with information from which the Corporation can determine that the transmission was transmitted by the director and the date on which the director transmitted the transmission. Such consent shall have the same force and effect as a unanimous vote at a meeting of the Board of Directors or the committee, as the case may be, duly called and held.

Section 17. Compensation. Directors, as such, shall not be entitled to receive any fixed sums or stated salaries for their services, but, by resolution of the Board, a fixed sum and expenses of attendance, if any, may be provided and allowed by the Board of Directors for attendance at meetings of the Board, whether regular or special, or first meetings; provided that nothing herein contained shall, or shall be construed so as to, preclude any director from serving the Corporation in any other capacity or receiving compensation therefor. Members of special or standing committees may be allowed a fixed sum and expenses of attendance, if any, at committee meetings.

Section 18. Order of Business. At all meetings of the Board of Directors business shall be transacted in such order as from time to time the Board of Directors may determine. At all meetings of the Board of Directors a Chairman shall be chosen by the Board from among the directors present and such Chairman so chosen shall preside at the meeting.
         The Secretary of the Corporation, or in his absence, an Assistant Secretary, shall act as Secretary of the meetings of the Board of Directors, but in the absence of the Secretary and an Assistant Secretary, or if for any reason neither acts as Secretary thereof, the presiding officer shall appoint any person of his choice to act, and such person shall act as Secretary at the meeting.

Section 19. Presumption of Assent. A director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.


                                   ARTICLE IV

  OFFICERS' AND DIRECTORS' SERVICES, CONFLICTING INTERESTS AND INDEMNIFICATION

Section 1. Services. No director shall be required to devote his time or any particular portion of his time or render services or any particular services exclusively to this Corporation. Each and every Director shall be entirely free to engage, participate and invest in any and all such businesses, enterprises and activities, either similar or dissimilar to the business, enterprise and activities of this Corporation, without breach of duty to this Corporation or to its shareholders and without accountability or liability to this Corporation or to its shareholders in any event or under any circumstances or conditions.

     Each and every Director shall be entirely free to act for, serve and represent any other corporation or corporations, entity or entities, and any person or persons, in any capacity or capacities, and be or become a director or officer, or both, of any other corporation or corporations, entity or entities, irrespective of whether or not the business, purposes, enterprises and activities, or any of them, thereof be similar or dissimilar to the business, purposes, enterprises and activities, or any of them, of this Corporation, without breach of duty to this Corporation or to its shareholders and without accountability or liability of any character or description to this Corporation or to its shareholders in any event or under any circumstances or conditions.

Section 2. Interested Directors. No contract or transaction between the Corporation and one or more of its directors or officers or between the Corporation and any other entity in which one or more of the Corporation's directors or officers is a managerial official or has a financial interest will be void or voidable (a) for this reason; (b) because the director or officer is present at or participates in the meeting of the Board of Directors or committee that authorizes the contract or transaction; or (c) because his vote authorizes the contract or transaction if (i) the material facts of his relationship or interest and of the contract or transaction are disclosed or are known to the board of directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors or committee members, even though the disinterested directors or committee members are less than a quorum; (ii) the material facts of his relationship or interest and of the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the shareholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved, or ratified by the Board of Directors, a committee thereof, or the shareholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee that authorizes the contract or transaction.

Section 3. Indemnification and Expense Advances. The Corporation is authorized to, and shall, indemnify and advance expenses to directors of the Corporation in the manner prescribed in, and to the maximum extent permissible under, the Texas Business Organizations Code. The Corporation shall indemnify and advance expenses to officers, employees and agents of the Corporation in the same manner and to the same extent that it indemnifies and advances expenses to directors of the Corporation.

Section 4. Rights Not Exclusive. The indemnification provided by this Article IV shall not be deemed exclusive of any other rights to which any person in any capacity referred to in Section 3 of this Article IV may be entitled under any bylaw, agreement, vote of the shareholders or disinterested directors or otherwise, both as to action in such person's official capacity and as to action in any other capacity while holding such office. Such indemnification shall continue as to a person who has ceased to act in any capacity referred to in Section 3 of this Article IV and shall inure to the benefit of the heirs, executors and administrators of such a person.

Section 5. Powers Not Exclusive. The indemnification provided by this Article IV shall not be deemed exclusive of any other power to indemnify or right to indemnification which the Corporation or any person in any capacity referred to in Section 3 of this Article IV may have or acquire under the law including, without limitation, the Texas Business Organizations Code, or any amendment thereto or substitute therefor.

Section 6. Applicability. The provisions of this Article VI shall be applicable to claims, actions, suits or other proceedings referred to in the Texas Business Organizations Code, made or commenced after the adoption hereof, whether arising from conduct or act or omission occurring before or after the adoption hereof.

Section 7. Insurance. The Corporation may, at the discretion of the Board of Directors, purchase and maintain insurance on behalf of the Corporation and any person whom it has power to indemnify pursuant to the Texas Business Organizations Code, the Amended and Restated Certificate of Formation, or these By-Laws, or otherwise.


                                   ARTICLE V

                             COMMITTEES OF DIRECTORS

Section 1. Committees of Directors. The Board of Directors, by resolution adopted by a majority of the full Board of Directors, may designate from among its members an Executive Committee and one or more other committees, each of which, to the extent provided in such resolution, shall have and may exercise all of the authority of the Board of Directors, except that no such committee shall have the authority of the Board of Directors when the action of the Board of Directors is required or the authority of the committee is limited by statute. Vacancies in the membership of a committee (whether by death, resignation, removal or any other manner) may be filled by resolution of the Board of Directors. No notice of any meeting of any committee shall be required, and a majority of the members of the committee shall constitute a quorum for the transaction of business. The designation of such a committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law.


                                   ARTICLE VI

                                    OFFICERS

Section 1. Principal Officers. The officers of the Corporation shall be chosen by the Board of Directors. The officers shall be a President, a Secretary, Treasurer, and such number of Vice Presidents, and such number of Assistant Secretaries and Assistant Treasurers, as the Board may from time to time determine or elect. Any person may hold two or more offices at the same time, except that the President and Secretary shall not be the same person.

Section 2. Additional Officers. The Board of Directors may appoint such other officers, agents and factors as shall deem necessary.

Section 3. Terms of Offices. Each officer shall hold his office until his successor shall have been duly elected and qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

Section 4. Removal. Any officer or agent or member of the Executive Committee or any other committee elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself contract rights.

Section 5. Vacancies. A vacancy in any office may be filled by the vote of a majority of the Board of Directors then in office for the unexpired portion of the term of such office. Section 6. Powers and Duties of Officers. The officers so chosen shall perform the duties and exercise the powers expressly conferred or provided for in these By-Laws, as well as the usual duties and powers incident to such office, and such other duties and powers as may be assigned to them from time to time- by the Board of Directors or by the President.

Section 7. Chairman of the Board. The Board of Directors may select from among its members a Chairman of the Board who may, if so selected, preside at all meetings of the Board of Directors and approve the minutes of all proceedings, thereat, and he shall be available to consult with and advise the officers of the Corporation with respect to the conduct of the business and affairs of the Corporation.

Section 8. The President. The President, subject to the control of the Board of Directors, shall be the chief executive officer of the Corporation and shall have general executive charge, management and control of the affairs, properties and operations of the Corporation in the ordinary course of its business, with all such duties, powers and authority with respect to such affairs, properties and operations as may be reasonably incident to such responsibilities; he may appoint or employ and discharge employees and agents of the Corporation and fix their compensation; he may take, execute, acknowledge and deliver any and all contracts, leases, deeds, conveyances, assignments, bills of sale, transfers, releases and receipts, any and all mortgages, deeds of trust, indentures, pledges, chattel mortgages, liens and hypothecations, and any and all bonds, debentures and notes, and any and all other obligations and encumbrances and any and all other instruments, documents and papers of any kind or character for and on behalf of and in the name of the Corporation, and, with the Secretary or an Assistant Secretary, he may sign all certificates for shares of the capital stock of the Corporation; he shall do and perform such other duties and have such additional authority and powers as from time to time may be assigned to or conferred upon him by the Board of Directors. The President shall be a citizen of the United States of America.

Section 9. Vice Presidents. Each Vice President shall have such powers and duties as may be conferred upon or assigned to him by the Board of Directors and shall in the order of their seniority have and exercise the powers of the President during that officer's absence or inability to act; provided however that in the event that the foregoing functions to confer the powers of the President upon a Vice President who is not a citizen of the United States of America, then such Vice President shall not assume the Powers of the President and such responsibility shall be assumed by the next senior Vice President or other officer who is a United States citizen. Any action taken by a Vice

President on the performance of the duties of the President shall be conclusive evidence of the absence or inability to act of the President at the time such action was taken.

Section 10. Treasurer. The Treasurer shall have custody of all the funds and securities of the Corporation which come into his hands. When necessary or proper, he may endorse on behalf of the Corporation, for collection, checks, notes and other obligations and shall deposit the same to the credit of the Corporation in such bank or banks or depositories as shall be selected or designated by or in the manner prescribed by the Board of Directors. He may sign all receipts and vouchers for payments made to the Corporation, either alone or jointly with such officer as may be designated by the Board of Directors. Whenever required by the Board of Directors he shall render a statement of his cash account. He shall enter or cause to be entered, punctually and regularly, on the books of the Corporation to be kept by him or under his supervision or direction for that purpose, full and accurate accounts of all moneys received and paid out by, for or on account of the Corporation. He shall at all reasonable times exhibit his books and accounts and other financial records to any director of the Corporation during business hours. He shall have such other powers and duties as may be conferred upon or assigned to him by the Board of Directors. The Treasurer shall perform all acts incident to the position of Treasurer subject always to the control of the Board of Directors. He shall, if required by the Board of Directors, give such bond for the faithful discharge of his duties in such form and amounts as the Board of Directors may require.

Section 11. Assistant Treasurers. Each Assistant Treasurer shall have the usual powers and duties pertaining to his office, together with such other powers and duties as may be conferred upon or assigned to him by the Board of Directors.

The Assistant Treasurers shall have and exercise the powers of the Treasurer during that officer's absence or inability to act.

Section 12. Secretary. The Secretary (1) shall keep the minutes of all meetings of the Board of Directors and the minutes of all meetings of the shareholders, in books provided for that purpose, (2) shall attend to the giving and serving of all notices, (3) may sign with the President or Vice President in the name of the Corporation and/or attest the signatures of either to all contracts, conveyances, transfers, assignments, encumbrances, authorizations and all other instruments, documents and papers, of any and every description whatsoever, of or executed for or on behalf of the Corporation and affix the seal of the Corporation thereto, (4) may sign with the President or a Vice President all certificates for shares of the capital stock of the Corporation and affix the corporate seal of the Corporation thereto, (5) shall have charge of and maintain and keep or supervise and control the maintenance and keeping the stock certificate books, transfer books and stock ledgers and such other books and papers as the Board of Directors may authorize, direct or provide for, all of which shall at all reasonable times be open to the inspection of any director, upon request, at the office of the Corporation during business hours, (6) shall, in general, perform all the duties incident to the office of Secretary, and (7) shall have such other powers and duties as may be conferred upon or assigned to him by the Board of Directors; subject always to the control of the Board of Directors.

Section 13. Assistant Secretaries. Each Assistant Secretary shall have the usual powers and duties pertaining to his office, together with such other powers and duties as may be conferred upon or assigned to him by the Board of Directors or the Secretary. The Assistant Secretaries shall have and exercise the powers of the Secretary during that officer's absence or inability to act.

Section 14. Securities of other Corporations. The President or any Vice President or Secretary or Treasurer of the Corporation shall have the power and authority to transfer, endorse for transfer, vote, consent or take any other action with respect to any securities of another issuer which may be held or owned by the Corporation and to make, execute and deliver any waiver, proxy or consent with respect to any such securities.


                                  ARTICLE VII

                          BOOKS, DOCUMENTS AND ACCOUNTS

         The Board of Directors shall have power to keep the books, documents and accounts of the Corporation outside of the State of Texas; except that a record of its shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each shall be kept at its registered office or principal place of business, or at the office of its transfer agent or registrar and the original or a duplicate stock ledger shall at all times be kept within the State of Texas.

ARTICLE VIII

                                  CAPITAL STOCK

Section 1. Stock Certificates. The certificates for shares of the capital stock of the Corporation shall be in such form as shall be approved by the Board of Directors. They shall be consecutively numbered and shall be entered in the books of the Corporation as they are issued and shall exhibit the holder's name and the number of shares. Every holder of stock in the Corporation shall be entitled to have a certificate signed by, or in the name of the Corporation by the President, or a Vice President, and the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation, with the seal of the Corporation or a facsimile thereof impressed or printed thereon. Where any such certificate is countersigned by a transfer agent, or registered by a registrar, either of which is other than the Corporation itself or an employee of the Corporation, the signatures of the President or Vice President and the Secretary or Assistant Secretary upon a certificate may be facsimiles, engraved or printed. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used or placed on any such certificate or certificates shall have ceased to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate is, or such certificates are, issued, such certificate or certificates may nevertheless be issued and delivered by the Corporation as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures have been used thereon was or were such officer or officers at the time of issuance thereof, and with the same effect as if he or they were such officer or officers at the date of issuance thereof.

Section 2. Transfers. Stock of the Corporation shall be transferable in the manner prescribed by the laws of the State of Texas and in these By-Laws. Transfers of stock shall be made on the books of the corporation only by the person named in the certificate, or by his attorney or attorneys-in-fact, legal representative or legal representatives, duly and lawfully authorized in writing, and upon the surrender of the certificate therefor, which shall be cancelled before the new certificate, certificates in the aggregate, for a like number of shares shall be issued.
         The Board of Directors may appoint a transfer agent or registrar for each class of stock, and may require all stock certificates to bear the signature of such transfer agent and of such registrar or either of them.

Section 3. Registered Holders. The Corporation shall be entitled to treat the person in whose name any share of stock or any warrant, right or option is registered as the owner thereof for all purposes and shall not be bound to recognize any equitable or other claim to, or interest in, such share, warrant, right or option on the part of any other person, whether or not the Corporation shall have notice thereof, save as may be expressly provided otherwise by the laws of the State of Texas.

Section 4. New Certificates. The Corporation may, in its sole discretion, issue a new certificate for shares of its stock in the place of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the Board of Directors may, in its discretion, require the owner of the lost or destroyed certificate, or his legal representative or representatives, to give the Corporation such statement under oath or other evidence of such loss or destruction as the Board may desire, and a bond in form, amount and with such surety or sureties as the Board of Directors may prescribe or determine, and sufficient, in the sole judgment of the Board, to indemnify and protect the Corporation against any and all claims, liabilities, costs and expenses that may be made or asserted against it or which it may suffer or incur or pay, on account of the alleged loss of any such certificate or the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the sole discretion of the Board, it is proper so to do.

Section 5. Dividends. The Board of Directors may declare dividends as and when the Board deems expedient and as may be permitted by law and under the provisions of the Texas Business Organizations Code. Before declaring any dividend there may be reserved out of the earned surplus such sum or sums as the Board of Directors, from time to time in the absolute discretion of the directors, deems proper for working capital or as a reserve fund to meet contingencies or for equalizing dividends, or for such other purposes as the Board may deem conducive to the interests of the Corporation, and the Board may abolish any such reserve in the manner in which it was created.

Section 6. Record Dates and Closing of Transfer Books. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the Corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, sixty (60) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days immediately preceding such meeting. In lieu of closing the stock transfer books the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than sixty
(60) days and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which the notice of the meeting is mailed or the date on which the resolution of the Board of Directors' declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.


Section 7. Regulations. The Board of Directors shall have power and authority to make all such rules and regulations as they may deem expedient concerning the issue, transfer and registration or the replacement for certificates of shares of the capital stock of the Corporation.

                                   ARTICLE IX

                            MISCELLANEOUS PROVISIONS

Section 1. Fiscal Year. The fiscal year of the Corporation shall be such as the Board of Directors shall, by resolution, provide or establish or such as the President shall determine subject to approval of the Board.

Section 2. Seal. The seal of the Corporation shall be in such form as the Board of Directors shall prescribe, and may be used by causing it or a facsimile thereof to be impressed, or affixed, or printed, or reproduced or in any other manner.

Section 3. Notice.
Any notice to directors, shareholders and committee members shall be in writing and may be delivered personally, or by mail to the directors, shareholders or committee members at their respective addresses appearing on the books and share transfer records of the Corporation. Notice to shareholders shall be deemed to be given at the time when the same shall be so delivered or mailed. Notice to directors and committee members may also be given by nationally recognized overnight delivery or courier service, and shall be deemed given when such notice shall be received by the proper recipient or, if earlier, (i) in the case of an overnight delivery or courier service, one (1) day after such notice is sent by such overnight delivery or courier service; (ii) in the case of telegraph, when deposited at a telegraph office for transmission and all appropriate fees therefore have been paid; and (iii) in the case of mailing by U.S. mail, three (3) days after such notice is mailed as described above. On consent of a shareholder, director or committee member, notice from the Corporation may be given to the shareholder, director or committee member by electronic transmission. The shareholder, director or committee member may specify the form of electronic transmission to be used to communicate notice. The shareholder, director or committee member may revoke this consent by written notice to the Corporation. The consent is deemed to be revoked if the

Corporation is unable to deliver by electronic transmission two consecutive notices, and the person responsible for delivering notice on behalf of the Corporation knows that delivery of these two electronic transmissions was unsuccessful. The inadvertent failure to treat the unsuccessful transmissions as a revocation of consent does not invalidate a meeting or other action. Notice by electronic transmission is deemed given when the notice is (i) transmitted to a facsimile number provided by the shareholder, director or committee member for the purpose of receiving notice; (ii) transmitted to an electronic mail address provided by the shareholder, director or committee member for the purpose of receiving notice; (iii) posted on an electronic network and a message is sent to the shareholder, director or committee member at the address provided by the shareholder, director or committee member for the purpose of alerting the shareholder, director or committee member of a posting; or (iv) communicated to the shareholder, director or committee member by any other form of electronic transmission consented to by the shareholder, director or committee member.

Section 4. Waiver of Notice. Whenever any notice is required to be given by law, the Amended and Restated Certificate of Formation or these By-Laws, a waiver thereof in writing signed by the person or persons entitled to such notice, or a waiver by electronic transmission by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. The business to be transacted at a regular or special meeting of the shareholders, directors, or members of a committee of directors or the purpose of a meeting is not required to be specified in a written waiver of notice or a waiver by electronic transmission unless required by the Amended and Restated Certificate of Formation. Attendance of a director at any meeting of the Board of Directors or any committee thereof, and attendance of a shareholder at any meeting of the shareholders shall constitute a waiver of notice of such meeting, except where a director or shareholder attends for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

Section 5. Resignations. Any director or officer may resign at any time.
Each such resignation may be made in writing or by electronic transmission and shall take effect at the time specified therein, or, if no time be specified, at the time of its receipt by either the Board of Directors or the President or the Secretary. The acceptance of a resignation shall not be necessary to make it effective, unless expressly so provided in the resignation.

Section 6. Telephone and Similar Meetings. Shareholders, directors, and committee members may participate in and hold meetings by means of conference telephone or other similar means of remote communication equipment such that all participants in the meeting can communicate with each other. Participation in such a meeting will constitute presence in person at the meeting, except when a person participates in the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the ground that the meeting had not been lawfully called or convened.

Section 7. Securities of Other Corporations. The President or any Vice President of the Corporation shall have power and authority to transfer, endorse for transfer, vote, consent or take any other action with respect to any securities of another issuer which may be held or owned by the Corporation and to make, execute and deliver any waiver, proxy or consent with respect to any such securities.

Section 8. Depositories. Funds of the Corporation not otherwise employed shall be deposited from time to time in such banks or other depositories as either the Board of Directors or the President or the Treasurer may select or approve.

Section 9. Signing of Checks, Notes, etc. In addition to and cumulative of, but in nowise limiting or restricting, any other provision or provisions of these By-Laws which confer any authority relative thereto, all checks, drafts and other orders for the payment of money or moneys out of funds of the Corporation and all notes and other evidences of indebtedness of the Corporation shall be signed on behalf of the Corporation, in such manner, and by such officer or officers, person or persons, as shall from time to time be determined or designated by or pursuant to resolution or resolutions of the Board of Directors; provided, however, that if, when, after and as authorized or provided for by resolution or resolutions of the Board of Directors the signature or signatures of any such officer or officers, person or persons, may be facsimile or facsimiles, engraved or printed, and shall have the same force and effect and bind the Corporation as though such officer or officers, person or persons, had signed the same personally, and, in event of the death, disability, removal or resignation of any such officer or officers, person or persons, if the Board of Directors shall so determine or provide, as though and with the same effect as if such death, disability, removal or resignation had not occurred.

Section 10. Persons. Wherever used or appearing in these By-Laws, pronouns of the masculine gender shall include the persons of the female sex as well as the neuter gender and the singular shall include the plural wherever appropriate.

Section 11. Laws and Statutes. Wherever used or appearing in these By-Laws, the words "law" or "laws" or "statute" or "statutes", respectively, shall mean and refer to laws and statutes, or a law or a statute, of the State of Texas, to the extent only that such is or are expressly applicable, except where otherwise expressly stated or the context requires that such words not be so limited.

Section 12. Headings. The headings of the Articles and Sections of these By-Laws are inserted for convenience of reference only and shall not be deemed to be a part thereof or used in the construction or interpretation thereof.

                                   ARTICLE X

                                   AMENDMENTS

Section 1. Amendment of By-Laws. The By-Laws of the Corporation may be altered, amended or repealed or new By-Laws may be adopted by either the unanimous action of the Board of Directors or the shareholders. Such equal power to alter, amend, or repeal the By-Laws or adopt new By-Laws was delegated to the Board of Directors by the adoption of this By-Law by the shareholders.

         The foregoing is certified as a true and correct copy of the By-Laws of Atwood Oceanics, Inc., as of this 5th of May, 2006.

By:      /s/ John R. Irwin
         John R. Irwin, President




By:      /s/ James M. Holland
         James M. Holland, Secretary

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

Date: May 10, 2006

                  /s/ JOHN R. IRWIN
                   ----------------
                  John R. Irwin
                  Chief Executive Officer

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

Date: May 10, 2006

                  /s/ JAMES M. HOLLAND
                  James M. Holland
                  Chief Financial Officer

                                                                   EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    May 10, 2006                     /s/ JOHN R. IRWIN
                                          -----------------
                                          John R. Irwin
                                          President and Chief Executive Officer

                                                                   EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    May 10, 2006                         /s/JAMES M. HOLLAND
                                              -------------------
                                              James M. Holland
                                              Senior Vice President and
                                              Chief Financial Officer