Form 10-Q
period 2006-06-30
ATWOOD OCEANICS INC
filed 2006-08-09
CIK 8411

-----------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------

                                    Form 10-Q

       |X|        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2006
                         COMMISSION FILE NUMBER 1-13167

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act.)  Yes___ No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2006: 31,042,472 shares of common stock, $1 par value
-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2006


                                      INDEX

Part I. Financial Information

   Item 1.  Unaudited Condensed Consolidated Financial Statements          Page

            Unaudited Condensed Consolidated Statements of Operations
            For the Three and Nine Months Ended June 30, 2006 and 2005........3

            Unaudited Condensed Consolidated Balance Sheets
            As of June 30, 2006 and September 30, 2005........................4

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended June 30, 2006 and 2005..................5

            Unaudited Condensed Consolidated Statement of Changes in
            Shareholders' Equity for the Nine Months Ended June 30, 2006......6

            Notes to Unaudited  Condensed Consolidated Financial Statements...7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................14

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......23

   Item 4.  Controls and Procedures..........................................24

Part II. Other Information

   Item 5. Other Information.................................................25

   Item 6.  Exhibits ........................................................25

Signature....................................................................27

Exhibits.....................................................................29



                          PART I. FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                           Three Months Ended                  Nine Months Ended
                                                                June 30,                            June 30,
                                                      -----------------------------      -------------------------------
                                                           2006            2005                2006             2005
                                                          ------          ------             -------           -------

REVENUES:
Contract drilling                                          $ 71,865       $ 43,589            $ 194,808       $ 122,376
Business interruption proceeds                                    -              -                    -           7,656
                                                           --------       --------            ---------        ---------
                                                             71,865         43,589              194,808         130,032
                                                           --------       --------            ---------        ---------

COSTS AND EXPENSES:
Contract drilling                                            32,136         25,863              103,176          74,667
Depreciation                                                  6,192          6,764               18,789          19,929
Gain on sale of equipment                                    (1,075)             -              (10,350)              -
General and administrative                                    4,830          3,224               15,428           9,814
                                                           --------       --------            ---------        --------
                                                             42,083         35,851              127,043         104,410
                                                           --------       --------            ---------        --------
OPERATING INCOME                                             29,782          7,738               67,765          25,622
                                                           --------       --------            ---------        --------

OTHER INCOME (EXPENSE)
Interest expense, net of capitalized interest                (1,435)        (1,913)              (4,642)         (5,658)
Interest income                                                 259            108                  828             212
                                                           --------       --------            ---------         -------
                                                             (1,176)        (1,805)              (3,814)         (5,446)
                                                           --------       --------            ---------         -------
INCOME BEFORE INCOME TAXES                                   28,606          5,933               63,951          20,176
PROVISION (BENEFIT) FOR INCOME TAXES                         (4,185)           (56)               1,008             826
                                                           --------       --------            ---------         -------
NET INCOME                                                 $ 32,791        $ 5,989             $ 62,943        $ 19,350
                                                           ========       ========            =========         =======

EARNINGS PER COMMON SHARE (NOTE 2):
            Basic                                            $ 1.06         $ 0.20               $ 2.04          $ 0.64
            Diluted                                            1.04           0.19                 2.00            0.62
AVERAGE COMMON SHARES OUTSTANDING
    (NOTE 2):
            Basic                                            31,037         30,484               30,900          30,356
            Diluted                                          31,580         31,300               31,411          31,144



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                             June 30,      September 30,
                                                               2006            2005
                                                           -----------    -------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $ 46,034         $ 18,982
    Accounts receivable, net of an allowance of                52,009           39,865
        $642 and $189 at June 30, 2006 and
        September 30, 2005, respectively
    Income tax receivable                                       1,782            3,278
    Inventories of materials and supplies                      18,916           15,640
    Deferred tax assets                                         3,281            3,080
    Prepaid expenses and other                                  3,135           11,208
                                                           -----------       ----------
      Total Current Assets                                    125,157           92,053
                                                           -----------       ----------

NET PROPERTY AND EQUIPMENT                                    428,185          390,778
                                                           -----------       ----------

ASSET HELD FOR SALE                                                 -            9,017
                                                           -----------       ----------

DEFERRED COSTS AND OTHER ASSETS                                 6,040            3,846
                                                           -----------       ----------
                                                            $ 559,382        $ 495,694
                                                           ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable                       $ 36,000         $ 36,000
   Accounts payable                                             5,270            6,473
   Accrued liabilities                                         17,129           11,088
   Deferred Credits                                                77            2,598
                                                           -----------       ----------
       Total Current Liabilities                               58,476           56,159
                                                           -----------       ----------

LONG-TERM DEBT,
   net of current maturities                                   37,000           54,000
                                                           -----------       ----------
                                                               37,000           54,000
                                                           -----------       ----------
OTHER LONG TERM LIABILITIES:
     Deferred income taxes                                     18,760           20,140
     Deferred credits and other                                10,652            3,258
                                                           -----------       ----------
                                                               29,412           23,398
                                                           -----------       ----------
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
         1,000 shares authorized,  none outstanding                 -                -
    Common stock, $1 par value, 50,000 shares
          authorized with 31,042 and 30,682 issued
          and outstanding at June 30, 2006 and
          September 30, 2005, respectively                     31,042           30,682
    Paid-in capital                                           114,699          105,645
    Retained earnings                                         288,753          225,810
                                                           -----------       ----------
        Total Shareholders' Equity                            434,494          362,137
                                                           -----------       ----------
                                                            $ 559,382        $ 495,694
                                                           ===========       ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Nine Months Ended June 30,
                                                                            -----------------------------------
                                                                                 2006                 2005
                                                                            ----------------      -------------

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                               $ 62,943           $ 19,350
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                                        18,789             19,929
              Amortization of debt issuance costs                                    603                603
              Amortization of deferred costs                                       9,275              1,599
              Provision for doubtful accounts                                        618                  -
              Provision for inventory obsolesence                                    474                 73
              Deferred income tax benefit                                         (1,581)              (330)
              Stock option compensation expense                                    3,400                  -
              Tax benefit from the exercise of stock options                           -              1,025
              Gain on disposal of assets                                         (10,350)                 -
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                         (12,762)             2,217
              Decrease in income tax receivable                                    1,496                  -
              Increase in inventory                                               (3,750)            (2,563)
              Decrease in prepaid expenses and other                               1,717              3,933
              Decrease (increase) in deferred costs and other assets              (5,716)             5,633
              Decrease in accounts payable                                        (1,203)            (5,424)
              Increase (decrease) in accrued liabilities                           6,041             (7,589)
              Increase (decrease) in deferred credits and other liabilities        4,873               (544)
              Other                                                                    8                (15)
                                                                                --------             ------
                Net cash provided by operating activities                         74,875             37,897
                                                                                --------             ------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                     (62,357)           (21,643)
        Collection of insurance receivable                                             -             15,750
        Proceeds from sale of assets                                              25,520                  -
                                                                                --------             ------
                Net cash used by investing activities                            (36,837)            (5,893)
                                                                                --------             ------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from stock offering                                                   -             53,607
        Proceeds from exercise of stock options                                    6,014              5,991
        Proceeds from debt                                                        10,000             10,000
        Principal payments on debt                                               (27,000)           (92,000)
                                                                                --------            -------
                       Net cash used by financing activities                     (10,986)           (22,402)
                                                                                --------            -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         27,052              9,602
CASH AND CASH EQUIVALENTS, at beginning of period                               $ 18,982           $ 16,416
                                                                                --------           --------
CASH AND CASH EQUIVALENTS, at end of period                                     $ 46,034           $ 26,018
                                                                                ========           ========
-----------------------



The accompanying notes are an integral part of these condensed consolidated financial statements.


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY



--------------------------------------------------------------------------------------------------------------------
-                                                                                                          Total
                                                     Common Stock            Paid-in       Retained    Stockholders'
(In thousands)                                   Shares        Amount        Capital       Earnings       Equity
--------------------------------------------------------------------------------------------------------------------

September 30, 2005                               30,682       $30,682       $105,645       $225,810       $362,137
   Net income                                        -             -             -           62,943         62,943
   Restricted stock awards                            4             4            -               -               4
   Exercise of employee stock options               356           356          5,654             -           6,010
   Stock option and restricted stock
        award compensation expense                   -             -           3,400             -           3,400
                                                 ------       -------       --------       --------       --------
June 30, 2006                                    31,042       $31,042       $114,699       $288,753       $434,494
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

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of June 30, 2006, and for each of the three and nine month periods ended June 30, 2006 and 2005, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2005. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2005. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our financial position and results of operations for the periods presented.


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

     A summary of share and stock option data for our two stock incentive plans as of June 30, 2006 is as follows:

                                                      2001           1996
                                                      Plan           Plan
                                                   ------------   ------------

Shares available for future awards or grants           799,280         -
Outstanding stock option grants                        946,400      471,050
Outstanding unvested restricted stock awards            77,600         -




     Awards of restricted stock and stock options have both been granted under our stock incentive plans as of June 30, 2006. We deliver newly issued shares of common stock for restricted stock awards and upon exercise of stock options. All stock incentive plans currently in effect have been approved by the shareholders of our outstanding common stock.

     The impact of adopting SFAS 123(R) had no effect on our cash flows for the nine month ended June 30, 2006, however, has had the following effect on our consolidated statements of operations (in thousands, except per share amounts):

                                                 Three Months Ended    Nine Months Ended
                                                 ------------------    -----------------
June 30, 2006:
Increase in contract drilling expenses                  $ 350               $  650
Increase in general and administrative expenses           775                2,750
Decrease in income tax provision                         (271)                (963)
                                                        -----               ------
Decrease of net income                                  $ 854                2,437
                                                        =====               ======

Decrease in earnings per share:
     Basic                                             $ 0.03               $ 0.08
     Diluted                                           $ 0.03               $ 0.08



     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of June 30, 2006, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $5.0 million and $2.3 million, respectively, which we expect to recognize over a weighted average period of approximately 2.4 years.

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

         The per share weighted average fair value of stock options granted during the nine months ended June 30, 2006 and 2005 was $17.70 and $10.22, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

                               Nine Months Ended
                                     June 30,
                             --------------------
                              2006         2005
                             --------------------
Risk-Free Interest Rate       4.46%       4.27%
Expected Volatility             42%         35%
Expected Life (Years)             6           6
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

         A summary of stock option activity during the nine months ended June 30, 2006 is as follows:



                                                                             Wtd. Avg.
                                                              Wtd. Avg.      Remaining         Aggregate
                                             Number of        Exercise       Contractual       Intrinsic
                                             Options           Price         Life (Years)      Value (000s)
                                             ---------       ---------      -------------      ------------
Outstanding at October 1, 2005               1,703,300        $ 17.64
Granted                                        106,000        $ 37.15
Exercised                                     (355,250)       $ 16.95                           $ 10,048
Forfeited                                      (36,600)       $ 22.64
                                             ---------        -------
Outstanding at June 30, 2006                 1,417,450        $ 19.14               6.6         $ 43,169
                                             =========        =======
Exercisable at June 30, 2006                   824,888        $ 16.70               5.6         $ 27,138
                                             =========        =======

Restricted Stock

     We have also awarded restricted stock to certain employees and to our non-employee directors. The awards of restricted stock to employees are subject to three year vesting, and all restricted stock awards to date are restricted from transfer for three years form the date of grant. Pursuant to the amendments to our 2001 Plan approved by our shareholders on February 9, 2006, and as discussed in our definitive proxy statement sent to our shareholders relating to our annual shareholders meeting and filed with the SEC on January 13, 2006, during the quarter ended March 31, 2006, our non-employee directors were automatically granted stock awards totaling an aggregate of 4,220 shares of our common stock. We value restricted stock awards at fair market value of our common stock on the date of grant.

     A summary of restricted stock activity for the nine months ended June 30, 2006, is as follows:


                                           Number of      Wtd. Avg.
                                            Shares        Fair Value
                                           ---------      ----------
Unvested at October 1, 2005                      -              ---
Granted                                     86,220          $ 37.65
Vested                                      (4,220)         $ 47.40
Forfeited                                   (4,400)         $ 37.15
                                            ------          -------
Unvested at June 30, 2006                   77,600          $ 37.15
                                            ======          =======


Prior Year Pro Forma Expense

     The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123(R) had been applied for all outstanding and unvested awards for periods prior to our adoption of SFAS 123(R) as of October 1, 2005 (in thousands, except per share amounts):


                                          Three Months Ended   Nine Months Ended
                                          ------------------   -----------------
June 30, 2005:
Net income, as reported                         $5,989                $19,350
 Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effects            421                  1,264
                                                 -----                -------

Pro Forma, net income                           $5,568                $18,086
                                                ======                =======

Earnings per share:
     Basic - as reported                         $0.20                  $0.64
     Basic - pro forma                           $0.18                  $0.60

     Diluted - as reported                       $0.19                  $0.62
     Diluted - pro forma                         $0.18                  $0.58

4.       EARNINGS PER COMMON SHARE

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                            Three Months Ended                           Nine Months Ended
                                            ------------------                          ------------------

                                             Net                    Per Share            Net                     Per Share
                                            Income       Shares       Amount           Income        Shares        Amount
                                            ------       ------     ---------          ------        ------      ---------
June 30, 2006:
      Basic earnings per share            $ 32,791       31,037       $ 1.06          $ 62,943        30,900       $ 2.04
      Effect of dilutive securities:
           Stock options and
           restrictedtstockpawards            ---           543       $(0.02)             ---            511       $(0.04)
                                          --------       -------      -------         --------       --------      ------

      Diluted earnings per share          $ 32,791       31,580       $ 1.04          $ 62,943        31,411       $ 2.00
                                          ========       ======       ======          ========        =======      ======

June 30, 2005:
      Basic earnings per share             $ 5,989       30,484       $ 0.20          $ 19,350        30,356       $ 0.64
      Effect of dilutive securities:
           Stock options and
           restrictedtstockpawards             ---          816       $(0.01)             ---            788       $(0.02)
                                          --------       -------      ------          --------        -------      ------

      Diluted earnings per share           $ 5,989       31,300       $ 0.19          $ 19,350        31,144       $ 0.62
                                          ========       ======       ======          ========        ======       ======


     The calculation of diluted earnings per share for the three and nine month period ending June 30, 2006, excludes consideration of common shares which would be issued upon the exercise of 101,000 stock options because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

5.       PROPERTY AND EQUIPMENT

         A summary of property and equipment by classification is as follows (in thousands):

                                                 June 30,          September 30,
                                                   2006                 2005
                                            ----------------      -------------

Drilling vessels and related equipment
    Cost                                        $ 679,401           $ 624,118
    Accumulated depreciation                     (254,545)           (236,736)
                                                 --------           ---------
    Net book value                                424,856             387,382
                                                 --------           ---------

Drill pipe
    Cost                                            9,889              10,742
    Accumulated depreciation                       (7,878)             (8,407)
                                                 --------           ---------
    Net book value                                  2,011               2,335
                                                 --------           ---------

Furniture and other
    Cost                                            7,645               7,395
    Accumulated depreciation                       (6,327)             (6,334)
                                                 --------           ---------
    Net book value                                  1,318               1,061
                                                 --------           ---------

     NET PROPERTY AND EQUIPMENT                 $ 428,185           $ 390,778
                                                =========           =========


     In October  2005, we sold our  semisubmersible  hull,  SEASCOUT,  which was reported as an asset held for sale in the consolidated balance sheet at September 30, 2005, for $10.0 million (net after certain expenses) and our spare 15,000 P.S.I. BOP Stack for $15.0 million, resulting in an aggregate gain of approximately $10.1 million for both of these assets. Of this amount, $9.3 million was recorded in the three months ended December 31, 2005, and $0.8 million in the three months ended June 30, 2006. We had no operations or revenues associated with these assets prior to their sale.

6.    INCOME TAXES

     Virtually all of our tax provision for each of the three and nine months ended June 30, 2006 and 2005, relates to taxes in foreign jurisdictions. During the current quarter, we reversed a $1.8 million tax contingent liability due to the expiration of the statute of limitations in a foreign jurisdiction. In addition, we earned a high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and nine months ended June 30, 2006. Subsequent to the end of the current quarter and as previously reported, on August 3, 2006, we were advised by a foreign tax authority that it had approved acceptance of certain amended prior year tax returns. The acceptance of these amended tax returns resulted in the recognition of a $4.6 million tax benefit in the current quarter. As a result of these items, our effective tax rate for the three and nine months ended June 30, 2006 is significantly less than the U.S. statutory rate.

     During the first quarter of fiscal year 2005, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, a $1.0 million deferred tax benefit was recognized during the third quarter of fiscal year 2005 due to the filing, and subsequent acceptance by the local tax authority, of amended prior year tax returns. We also earned revenue from our loss of hire insurance coverage on the ATWOOD BEACON in a zero tax jurisdiction. As a result of these items, our effective tax rate for the three and nine months ended June 30, 2005, was significantly less than the U.S. statutory rate.


7.  SIGNIFICANT ACCOUNTING POLICIES

     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing uncertain tax positions within the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will be evaluating the impact of the adoption of FIN 48 on our consolidated financial position.


8.    COMMITMENTS AND CONTINGENCIES

     On May 3, 2006, we received notice from the Malaysian tax authorities regarding alleged non-compliance with withholding tax provisions of the Malaysian Income Tax Act for years of assessment 2001 to 2004. The alleged under withholding of tax is approximately $2.1 million, which is also subject to a 100% penalty. This matter was settled with the Malaysian tax authorities during the current quarter with no assessment of withholding tax or related penalties.

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q for the quarterly period ended June 30, 2006 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

     These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us, which we deem reasonable, but which therefore involve a number of risks and uncertainties. We can give no assurance that such expectations and assumptions will prove to be correct. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

MARKET OUTLOOK

     There continues to be very strong demand for offshore drilling equipment, with all of our eight drilling units having contractual dayrate commitments that are the highest in their respective histories. Currently, we have 100% of available rig days for the remainder of fiscal year 2006 contracted, with contracted rig days for fiscal years 2007 and 2008 at 98% and 75%, respectively. A comparison of the average per day revenues for fiscal year 2005 and for the first nine months of fiscal year 2006 for each of our eight drilling units to their current highest contracted dayrate commitment is as follows:


                       Average Per Day Revenues for
                      ---------------------------------
                                                                                       Percentage
                                          First Nine         Current Highest          Change from
                         Fiscal             Months              Contracted            First Nine
                          Year            Fiscal Year            Dayrate            Months Fiscal
                          2005               2006             Commitment               Year 2006
                      --------------     --------------     -------------------    ------------------

ATWOOD HUNTER               $61,000           $158,000                $245,000            55%
ATWOOD EAGLE                 95,000            122,000                 420,000           244%
ATWOOD FALCON                82,000             80,000                 200,000           150%
ATWOOD SOUTHERN CROSS        42,000             85,000                 305,000           259%
ATWOOD BEACON                66,000             78,000                 133,500            71%
VICKSBURG                    65,000             82,000                 154,000            88%
SEAHAWK                      45,000             28,000  *               68,430           144%
RICHMOND                     33,000             47,000                  80,000            70%

* Average per day revenue is low due to the rig earning no revenues during the current quarter while the rig was in a shipyard undergoing a life enhancing upgrade during the entire quarter.

     The ATWOOD HUNTER is currently working offshore Mauritania for Woodside Energy Limited ("Woodside") at a dayrate of $240,000 under a contract commitment that extends to May 2008. The ATWOOD EAGLE is currently working offshore Australia on the last well under its current contract commitment with Woodside. Upon completion of drilling this well, the rig will commence a ten-well program for BHP Billiton Petroleum ("BHPB") which is estimated to take until August 2007 to complete with a dayrate for most of this period at approximately $158,000. BHPB also has the option to drill three additional wells at a dayrate of approximately $168,000 which could take until late first quarter of fiscal year 2008 to complete if exercised. Immediately following the completion of the BHPB work, the rig has a one-well commitment at a dayrate of $360,000 and a one-year commitment with Woodside at a dayrate of $420,000; however, before the middle of October 2006, this one-year commitment can be extended at Woodside's option to a two or three year commitment at a dayrate of $405,000. The ATWOOD FALCON has contractual commitments offshore Malaysia with Shell that extend to July 2009, with operating dayrates of $93,000 to $113,000 until July 2007, then increasing to $160,000 to $200,000 per day for two years thereafter. This contractual commitment requires the rig to undergo an upgrade to extend its water depth drilling capabilities from 3,700 to 5,000 feet. Shell is contractually obligated to pay $24 million of the upgrade costs (expected to be approximately $32 million) along with payment of $90,000 per day (for up to 85 days) during the upgrade period. The ATWOOD SOUTHERN CROSS is currently working offshore Italy at a dayrate of $70,000 on a drilling program that is expected to extend into September 2006. Immediately upon completion of this drilling program, we expect to relocate the rig to the Black Sea to work for four customers at dayrates ranging from $125,000 to $305,000. This work could extend into the second or third quarter of fiscal year 2008 if all option wells are exercised. Currently, the ATWOOD BEACON is working offshore Vietnam at a dayrate of $110,000 on a drilling program that is expected to extend to September 2006. Immediately upon completion of its current drilling program, we plan to have the final section of legs installed on the ATWOOD BEACON at a shipyard in Singapore before relocating the rig to India to commence a 25-month contract at dayrates ranging from $113,000 to $133,500. The VICKSBURG is currently working offshore Malaysia at dayrates ranging from $82,000 to $87,000. Following completion of its work in Malaysia (estimated November 2006), the rig will move to Thailand to work under a contract commitment for Chevron which provides a dayrate of $94,500 for the first eight months and $154,000 for two years thereafter. The SEAHAWK is expected to arrive offshore Equatorial Guinea in early August 2006 to commence a two-year firm commitment (plus four six-month options) drilling program at a operating dayrate of $68,430. The RICHMOND, our only rig in the U.S. Gulf of Mexico, has a current contract commitment which should extend to July 2007 at a dayrate of $80,000.

     The current strong market environment is not only supporting high equipment utilization with historical high dayrate commitments, but also has resulted in a significant increase in our operating costs. Over the next few months, we expect daily operating costs for the ATWOOD EAGLE to average between $75,000 and $80,000. The ATWOOD HUNTER, during the time it works offshore Mauritania and Libya, is expected to incur daily operating costs between $50,000 and $55,000. We expect that the ATWOOD FALCON and ATWOOD SOUTHERN CROSS to have average daily operating costs of around $45,000, with daily operating costs for the ATWOOD BEACON, VICKSBURG and RICHMOND of around $30,000. The daily operating costs of the SEAHAWK, when it returns to work in August 2006 offshore Equatorial Guinea, is now expected to be between $45,000 and $50,000 per day; however, there should be some decline in the level of operating costs after the initial start-up period. Overall we expect our average operating costs for fiscal year 2006 to reflect an average increase of approximately 25% over operating costs for fiscal year 2005. Despite the increase in operating costs, our operating margin for the quarter ended June 30, 2006 was 55%.

     Our ninth mobile offshore drilling unit, an ultra-premium class jack-up to be named the ATWOOD AURORA, is currently under construction in Brownsville, Texas, with delivery to occur by September 30, 2008. We estimate the total costs of construction (including administrative and overhead costs and capitalized interest) will be around $160 million. We intend to finance the construction of the new rig primarily from expected cash on hand balances; however, if and when necessary, the $100 million revolving portion of our Credit Facility may provide some funding for the new rig. As of August 8, 2006 and taking into account a borrowing in July 2006, we have $15 million outstanding under the revolving portion of our Credit Facility.

     We will continue to explore opportunities for growth. Revenues, operating cash flows and earnings for fiscal year 2006 are expected to be the highest in our history. With our backlog of contracted days providing increasing revenue expectations, we anticipate that operating results for fiscal year 2007 and 2008 will reflect significant improvement over fiscal year 2006 operating results.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Revenues for the three and nine months ended June 30, 2006 increased 65% and 50%, respectively, compared to the three and nine months ended June 30, 2005. A comparative analysis of revenues is as follows:

                                                                    REVENUES
                                                                  (In millions)
                                     ---------------------------------------------------------------------------
                                        Three Months Ended June 30,            Nine Months Ended June 30,
                                     ------------------------------------   ------------------------------------
                                       2006         2005      Variance        2006         2005      Variance
                                    -----------   ---------  -----------   ------------  ---------   ----------

ATWOOD HUNTER                         $21.0        $ 5.6        $15.4         $ 43.4     $ 16.4        $ 27.0
ATWOOD SOUTHERN CROSS                   6.6          2.8          3.8           23.3        9.1          14.2
ATWOOD EAGLE                           11.9          8.7          3.2           33.3       26.7           6.6
ATWOOD BEACON                           8.4          5.9          2.5           21.4       18.2           3.2
VICKSBURG                               7.9          5.8          2.1           22.3       17.8           4.5
RICHMOND                                4.7          3.0          1.7           12.8        8.3           4.5
ATWOOD FALCON                           8.4          7.7          0.7           21.8       20.8           1.0
SEAHAWK                                 0.1          2.4         (2.3)           7.6        9.6          (2.0)
AUSTRALIA MANAGEMENT
  CONTRACTS                             2.9          1.7          1.2            8.9        3.1           5.8
                                      -----        -----        -----         ------     ------        ------
                                      $71.9        $43.6        $28.3         $194.8     $130.0        $ 64.8
                                      =====        =====        =====         ======     ======        ======




     The increase in revenue for the ATWOOD HUNTER was due to an increase in average dayrates from $61,000 and $60,000 during each of the three and nine months ended June 30, 2005, respectively, to $228,000 and $159,000 during the three and nine months ended June 30, 2006, respectively. During the current quarter and year-to-date period, the ATWOOD SOUTHERN CROSS earned $70,000 per day at 100% utilization and $69,000 per day at approximately 80% utilization, respectively, compared to $37,000 at approximately 80% utilization and $38,000 at approximately 90% utilization during the third quarter and year-to-date period of the prior fiscal year, respectively. During the current year-to-date period, the ATWOOD SOUTHERN CROSS also recognized $8.1 million from the amortization of up front mobilization fees which were previously received compared to none in the prior fiscal year. The increase in revenue for the ATWOOD EAGLE was due to an increase in average dayrates from $95,000 and $97,000 during each of the three and nine months ended June 30, 2005, respectively, to $129,000 and $122,000 during the three and nine months ended June 30, 2006, respectively. During the current quarter and year-to-date period, the ATWOOD BEACON earned $92,000 and $79,000 per day, respectively, compared to $64,000 and $67,000 during the third quarter and year-to-date period of the prior fiscal year, respectively. The increase in revenue for the VICKSBURG was due to an increase in average dayrates from $63,000 and $65,000 during the quarter and year-to-date period ended June 30, 2005, respectively, to $85,000 and $82,000 during the quarter and year-to-date period ended June 30, 2006, respectively. The increase in revenue for the RICHMOND was also due to an increase in average dayrates from $32,000 and $30,000 during each of the three and nine months ended June 30, 2005, respectively, to $51,000 and $47,000 during the three and nine months ended June 30, 2006, respectively. While the ATWOOD FALCON has experienced a consistent level of revenues for the current quarter and year-to-date period as compared to the same periods in the prior fiscal year, third quarter and year-to-date fiscal year 2006 revenues for the SEAHAWK decreased when compared to the prior fiscal year as the rig was in the shipyard for the entire quarter undergoing a life enhancing upgrade in preparation for its next contract in West Africa. As one of our managed platform rigs in Australia commenced a new drilling program during the current fiscal year, service activities for our management contracts for the three and nine months ended June 30, 2006 have increased accordingly as compared to the same periods for the prior fiscal year.

     Contract drilling costs for the three and nine months ended June 30, 2006, increased 24% and 38%, respectively, compared to the three and nine months ended June 30, 2005. An analysis of contract drilling costs by rig is as follows:

                                                       CONTRACT DRILLING COSTS
                                                               (In millions)
                                    --------------------------------------------------------------------------
                                        Three Months Ended June 30,            Nine Months Ended June 30,
                                    ------------------------------------   -----------------------------------
                                       2006         2005      Variance        2006        2005      Variance
                                    -----------   ---------  -----------   -----------  ---------  -----------

ATWOOD HUNTER                           $ 5.2       $ 3.1        $ 2.1      $ 12.9       $ 8.6         $ 4.3
ATWOOD EAGLE                              6.8         5.3          1.5        19.0        16.0           3.0
ATWOOD SOUTHERN CROSS                     4.1         2.7          1.4        20.2         8.0          12.2
ATWOOD BEACON                             2.6         2.1          0.5         7.8         6.4           1.4
VICKSBURG                                 2.6         2.2          0.4         8.6         6.6           2.0
ATWOOD FALCON                             4.1         3.9          0.2        11.3        10.0           1.3
RICHMOND                                  2.5         2.5            -         7.4         6.6           0.8
SEAHAWK                                   0.4         2.5         (2.1)        4.4         7.3          (2.9)
AUSTRALIA MANAGEMENT
  CONTRACTS                               2.1         1.4          0.7         7.3         3.0           4.3
OTHER                                     1.7         0.2          1.5         4.3         2.2           2.1
                                       ------       -----        -----      ------       -----         -----
                                       $ 32.1       $25.9        $ 6.2      $103.2       $74.7         $28.5
                                       ======       =====        =====      =======      =====         =====


     In addition to the items discussed below, the increase in fleetwide drilling costs was primarily attributable to four areas: rising personnel costs due to wage increases, increased repairs and maintenance expenses and freight costs due to the amount and timing of various repairs and maintenance projects and equipment enhancements and rising insurance costs due to increased premiums. The increase in drilling costs for the ATWOOD HUNTER also includes higher agent commissions due to increased revenues for the three and nine months ended June 30, 2006, compared to same periods of the prior fiscal year. Drilling costs for the ATWOOD EAGLE for the current quarter and year-to-date period also include a higher amount of allocated costs from Australian support centers when compared to the prior fiscal year. The increase in drilling costs for the ATWOOD SOUTHERN CROSS is also due to $8.8 million of mobilization expense amortization during the year-to-date period of fiscal year 2006, while there was none during the prior fiscal year. An insurance recovery, during the third quarter of fiscal year 2005, of previously expensed costs contributed to the increase in current quarter drilling costs for the ATWOOD BEACON while the current year-to-date period also includes assessed value-added tax and the related interest and penalties from a foreign tax authority relating to a prior contract. Before relocating to its next contract, the VICKSBURG entered a shipyard for approximately five days during the first quarter of the current fiscal year to undergo planned inspections and maintenance which contributed to the increase in current year-to-date costs. Other than the fleetwide items mentioned above, the ATWOOD FALCON and RICHMOND experienced a relatively consistent level of operations when compared to the prior fiscal year, while the decrease in drilling costs for the SEAHAWK is primarily due to lower operating costs during the entire current quarter as the rig was in a shipyard undergoing a life enhancing upgrade in preparing for its next contract in West Africa. As previously mentioned, one of our managed platform rigs in Australia commenced a new drilling program during current fiscal year, and service activities for our management contracts for the three and nine months ended June 30, 2006, have increased accordingly. Other drilling costs for the current quarter and year-to-date period ended June 30, 2006, have also increased due to the recording of stock option compensation expense for field personnel during the current quarter and year-to-date period compared to none in the prior fiscal year.

     An analysis of depreciation expense by rig for the three and nine months ended June 30, 2006, compared to the three and nine months ended June 30, 2005, is as follows:

                                                          DEPRECIATION EXPENSE
                                                              (In millions)
                                   ----------------------------------------------------------------------
                                       Three Months Ended June 30,          Nine Months Ended June 30,
                                    ----------------------------------   ---------------------------------
                                      2006        2005      Variance       2006        2005     Variance
                                    ----------  ---------  -----------   ---------   ---------  ----------

RICHMOND                              $ 0.3      $ 0.2       $  0.1     $  0.7        $ 0.7        $   -
ATWOOD BEACON                           1.3        1.3            -        4.0          3.9          0.1
ATWOOD FALCON                           0.7        0.7            -        2.1          2.0          0.1
VICKSBURG                               0.7        0.7            -        2.1          2.0          0.1
ATWOOD HUNTER                           1.4        1.4            -        4.0          4.0            -
ATWOOD EAGLE                            1.1        1.2         (0.1)       3.5          3.5            -
SEAHAWK                                   -        0.2         (0.2)       0.2          0.4         (0.2)
ATWOOD SOUTHERN CROSS                   0.7        1.1         (0.4)       2.1          3.3         (1.2)
OTHER                                     -         -             -        0.1          0.1            -
                                      -----      -----        -----      -----        -----        -----
                                      $ 6.2      $ 6.8        $(0.6)     $18.8        $19.9        $(1.1)
                                      =====      =====        =====      =====        =====        =====


     In accordance with our company policy, no depreciation expense was recorded during the month of December 2005 and part of January 2006 for the SOUTHERN CROSS, as the rig was undergoing a life enhancing upgrade whereby the useful life of the rig was extended from approximately two to five years in January 2006. Effective October 1, 2004, we extended the remaining depreciable life of the SEAHAWK from 2 months to 5 years, based upon entry into a contract that extended the rig's commercial viability for up to 5 years, coupled with our intent to continue marketing and operating the rig beyond 2 months. During the current quarter, no depreciation expense was recorded for the SEAHAWK, as the rig was undergoing a life enhancing upgrade as a result of the previously mentioned contract.

     General and administrative expenses for the third quarter and year-to-date period of fiscal year 2006 increased compared to the third quarter and year-to-date period of the prior fiscal year primarily due to the recording approximately $0.8 million and $2.8 million of stock option compensation expense, respectively. Year-to-date amounts for the current fiscal year also include an approximate $0.6 million increase in annual bonus compensation, and $1.5 million increase in professional fees primarily related to higher Sarbanes-Oxley compliance costs. We expect our general and administrative expenses to remain at a higher level than reported in prior periods due to stock option compensation expense as described in Note 3 to our unaudited financial statements included in this report and due to a high level of professional fees. Although the level of our outstanding debt has been reduced significantly from the prior fiscal year, interest expense has only decreased slightly due to rising interest rates.

     Virtually all of our tax provision for each of the three and nine months ended June 30, 2006 and 2005, relates to taxes in foreign jurisdictions. During the current quarter, we reversed a $1.8 million tax contingent liability due to the expiration of the statute of limitations in a foreign jurisdiction. In addition, we earned a high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and nine months ended June 30, 2006. Subsequent to the end of the current quarter and as previously reported, on August 2, 2006, we were advised by a foreign tax authority that it had approved acceptance of certain amended prior year tax returns. The acceptance of these amended tax returns resulted in the recognition of a $4.6 million tax benefit in the current quarter. As a result of these items, our effective tax rate for the three and nine months ended June 30, 2006 is significantly less than the U.S. statutory rate.

     During the first quarter of fiscal year 2005, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, a $1.0 million deferred tax benefit was recognized during the third quarter of fiscal year 2005 due to the filing, and subsequent acceptance by the local tax authority, of amended prior year tax returns. We also earned revenue from our loss of hire insurance coverage on the ATWOOD BEACON in a zero tax jurisdiction. As a result of these items, our effective tax rate for the three and nine months ended June 30, 2005, was significantly less than the U.S. statutory rate.

     Excluding any other discrete items that may occur, we expect our effective tax rate to be approximately 11-13% for the fourth quarter of fiscal year 2006 and approximately 4-6% for fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

     Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2000 through 2005, net cash provided by operating activities ranged from a low of approximately $13.7 million in fiscal year 2003 to a high of approximately $62.3 million in fiscal year 2001. For the nine months ended June 30, 2006, net cash provided by operating activities totaled approximately $75 million. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. As 100% and 98% of our available operating rig days are committed for fiscal years 2006 and 2007, respectively, at historically high dayrates, we anticipate significant improvement in cash flows and earnings during fiscal years 2006 and 2007. Other than our expected capital expenditures of $90 million to $95 million (including funding for the construction of the new jack-up rig), the only additional firm cash commitment for fiscal year 2006, outside of funding current rig operations, is our required quarterly repayments under the term portion of our senior secured Credit Facility which will total $36 million for fiscal year 2006, and of which $9 million will be due in the fourth quarter of fiscal year 2006. We expect to generate sufficient cash flows from operations to satisfy most of these obligations; however, some funding from the revolving portion of our Credit Facility may be required.

     As of June 30, 2006, we had $63 million outstanding under the term portion of our Credit Facility and $10 million outstanding under the $100 million revolving portion of our Credit Facility. We are in compliance with all financial covenants under our Credit Facility at June 30, 2006, and expect to remain in compliance with all financial covenants during the remainder of fiscal year 2006. Aside from unforeseen noncompliance with the financial covenants, no other provisions exist in the Credit Facility that could result in acceleration of the April 1, 2008 maturity date.

     At June 30, 2006, the collateral for our Credit Facility consists primarily of preferred mortgages on all eight of our active drilling units (with an aggregate net book value at June 30, 2006 totaling approximately $385 million). We are not required to maintain compensating balances; however, we are required to pay a fee of approximately 0.70% per annum on the unused portion of the revolving portion of our Credit Facility and certain other administrative costs.

     In October 2005, we sold our semisubmersible hull, SEASCOUT, for $10 million (net after certain expenses) and our spare 15,000 P.S.I. BOP Stack for approximately $15 million. For the 2006 fiscal year-to-date period, gains on the sales of certain excess equipment totaled approximately $10.4 million in the aggregate. The approximate $25 million in cash received from the sales of excess equipment, plus borrowings under the Revolving Credit Facility ($10 million outstanding at June 30, 2006) along with increasing operating cash flows, has allowed us to expend approximately $28 million toward the construction of the ATWOOD AURORA, approximately $15 million on upgrading the SEAHAWK, approximately $5 million in completing the ATWOOD SOUTHERN CROSS upgrade, approximately $6 million toward the ATWOOD FALCON upgrade and approximately $8 million in other capital expenditures during the first nine months of fiscal year 2006 and have cash and cash equivalents remaining on hand at June 30, 2006 of approximately $46 million.

     Our accounts receivable have increased by $12.1 million since September 30, 2005, primarily due to our increased rig utilization, higher dayrates, and also due to winding down contracts with certain customers. Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables; however, we have a $0.6 million allowance for doubtful accounts at June 30, 2006.

     Our accrued liabilities have increased by $6.0 million since September 30, 2005, primarily due to purchases related to the upgrades of the SEAHAWK and ATWOOD FALCON compared to no upgrades in progress that date.

                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

         With the interest rate on our long-term debt under our Credit Facility at a floating rate, the outstanding debt of $73 million at June 30, 2006 approximates its fair value. The impact on annual cash flow of a 10% change in the floating rate (approximately 70 basis points) would be approximately $0.5 million, which we do not believe to be material. We did not have any open derivative contracts relating to our floating rate debt at June 30, 2006.

FOREIGN CURRENCY RISK

         Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on June 30, 2006 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.8 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at June 30, 2006.

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

                           PART II. OTHER INFORMATION
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES

ITEM 5.   OTHER INFORMATION

         (b) We have not made any material changes in the procedures by which our security holders may recommend nominees to our Board of Directors. However, we have clarified and reconfirmed the procedures for communications between interested parties, including the holders of our common stock, as previously disclosed on our current report on Form 8-K, filed May 23, 2006 with the SEC, as set forth below.

                  We have a specific process for communications between interested parties and either the Board of Directors as a whole or the non-management members of the Board of Directors. The interested party may submit such communications in care of our Secretary, James M. Holland, at the address of our headquarters, which is 15835 Park Ten Place Drive, Suite 200, Houston, Texas 77084. Each written communication intended for the Board of Directors as a whole or the non-management members of the Board of Directors and received by the Secretary, will be promptly forwarded to the specified party.

                  The interested party may alternatively submit such communications through the MySafeWorkplace system. The MySafeWorkplace system can be contacted via telephone at 1-800-461-9330 or on the internet at www.MySafeWorkplace.com. The interested party should click on the "Incident Type" button and then select "Communicate with non-employee directors". The communication process is also further detailed on our website, www.atwd.com, along with other of our corporate governance guidelines.

ITEM 6.   EXHIBITS

(a)      Exhibits

         3.1 Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit
                  3.1 of our Form 8-K filed February 14, 2006).

         3.2 Second Amended and Restated By-Laws, dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 10, 2006).

         4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

         4.2 Certificate of Adjustment dated as of March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

         4.3 See Exhibit Nos. 3.1 and 3.2 for provisions of our Amended and Restated Certificate of Formation and Second Amended and Restated By-Laws defining the rights of our shareholders (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K filed February 14, 2006 and Exhibit 3.2 of our Form 10-Q filed May 10, 2006).

         10.1 Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated Atwood Oceanics, Inc. 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit
                  10.1 to our Form 8-K filed June 1, 2006).

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



                             ATWOOD OCEANICS, INC.
                             (Registrant)




Date:  August 9, 2006        /s/JAMES M. HOLLAND
                             -----------------
                             James M. Holland
                             Senior Vice President, Chief Financial
                             Officer, Chief Accounting Officer and Secretary

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION

         3.1 Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit
                  3.1 of our Form 8-K filed February 14, 2006).

         3.2 Second Amended and Restated By-Laws, dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 10, 2006).

         4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock & Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

         4.2 Certificate of Adjustment dated as of March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

         4.3 See Exhibit Nos. 3.1 and 3.2 for provisions of our Amended and Restated Certificate of Formation and Second Amended and Restated By-Laws defining the rights of our shareholders (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K filed February 14, 2006 and Exhibit 3.2 of our Form 10-Q filed May 10, 2006).

         10.1 Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated Atwood Oceanics, Inc. 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit
                  10.1 to our Form 8-K filed June 1, 2006).

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

Date: August 9, 2006

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

Date: August 9, 2006

                  /s/ JAMES M. HOLLAND
                  James M. Holland
                  Chief Financial Officer

                                                                   EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    August 9, 2006                 /s/ JOHN R. IRWIN
                                        -----------------
                                        John R. Irwin
                                        President and Chief Executive Officer

                                                                   EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Atwood Oceanics, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:    August 9, 2006                      /s/JAMES M. HOLLAND
                                             -------------------
                                             James M. Holland
                                             Senior Vice President and
                                             Chief Financial Officer