Form 10-K
period 2006-09-30
ATWOOD OCEANICS INC
filed 2006-12-13
CIK 8411

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                    Form 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

Securities registered pursuant to
Section 12(b) of the Act:
Common Stock, $1 par value                        New York Stock Exchange
Preferred Stock Purchase Rights                   New York Stock Exchange
(Title of each Class)                            (Name of each exchange on
                                                  which registered)

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


Large accelerated filer[X]  Accelerated filer[ ]     Non-accelerated filer[ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our Common Stock, $1 par value was last sold, or the average bid and asked price of such Common Stock, as of March 31, 2006 was $1,566,000,000.


The number of shares outstanding of our Common Stock, $1 par value, as of December 12, 2006: 31,068,013.


DOCUMENTS INCORPORATED BY REFERENCE


(1) Annual Report to Shareholders for the fiscal year ended September 30, 2006 - Referenced in Parts I, II and IV of this report.


(2) Proxy Statement for Annual Meeting of Shareholders to be held February 8, 2007 - Referenced in Part III of this report.
===============================================================================

PART I

ITEM  1. BUSINESS

         Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) is engaged in the international offshore drilling and completion of exploratory and developmental oil and gas wells and related support, management and consulting services. We are headquartered in Houston, Texas, USA. Atwood Oceanics, Inc. was organized in 1968 as a corporation and commenced operations in 1970.

         During our thirty-nine year history, the majority of our drilling units have operated outside of United States waters, and we have conducted drilling operations in most of the major offshore exploration areas of the world. Our current worldwide operations include eight premium offshore mobile drilling units located in five regions of the world - offshore Southeast Asia, offshore Africa, offshore Australia, the Black Sea and the U.S. Gulf of Mexico. We also manage two modern, self-contained platform rigs. Approximately 93%, 93%, and 94% of our contract revenues were derived from foreign operations in fiscal years 2006, 2005 and 2004, respectively. The submersible RICHMOND is our only drilling unit currently working in United States waters. We support our operations from our Houston headquarters and offices currently located in Australia, Malaysia, Egypt, Malta, Indonesia, West Africa, Singapore and the United Kingdom. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 13 of Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2006, incorporated by reference herein.

         The following table presents our wholly-owned and operating rig fleet as of December 12, 2006:

                                                                  Water Depth
    Rig Name                  Rig Type             Upgraded       Rating (feet)
    ---------                 --------             --------       ------------

    ATWOOD EAGLE              Semisubmersible      2000/2002          5,000
    ATWOOD HUNTER             Semisubmersible      1997/2001          5,000
    ATWOOD FALCON             Semisubmersible      1998/2006          5,000
    ATWOOD SOUTHERN CROSS     Semisubmersible      1997/2006          2,000
    SEAHAWK                   Semisubmersible      1992/1999/2006       600
                              Tender Assist
    ATWOOD BEACON             Jack-up              2003(1)              400
    VICKSBURG                 Jack-up              1998                 300
    RICHMOND                  Submersible          2000/2002             70

(1) The ATWOOD BEACON was constructed in 2003.

         When necessary, we update and upgrade our fleet in order to maintain premium, modern equipment. In fiscal year 1997, we commenced an internal upgrade program of all of our active drilling units. Collectively, since fiscal year 1997, we have invested approximately $400 million in upgrading seven offshore mobile drilling units in connection with our upgrade program. In
August 2003, our eighth drilling unit, the ATWOOD BEACON, an ultra-premium, jack-up rig, commenced its initial drilling contract following completion of its construction and commissioning in early August 2003. This drilling unit was constructed on time and on budget at a cost of approximately $120 million. We have a ninth drilling unit, the ATWOOD AURORA, another ultra-premium, jack-up, under construction at Brownsville, Texas, with scheduled delivery on or before September 2008. The total construction cost of this drilling unit (including capitalized interest) is expected to be approximately $160 million.

         All of our currently active drilling units have contractual dayrate commitments that are the highest in their respective histories. Currently, we have approximately 95% and 80% of our available rig days contracted for fiscal years 2007 and 2008, respectively. For many years, one of our strategic focuses has been maintaining high equipment utilization. We had a 100% and 98% equipment utilization rate in fiscal years 2006 and 2005, respectively and have averaged over 90% utilization over the last ten years. Today, virtually all worldwide offshore drilling areas have strong market fundamentals, with high utilization of both floating as well as bottom supported drilling units. Despite the increase in operating costs for fiscal year 2006, our operating results significantly increased for fiscal year 2006 compared to fiscal year 2005. Although we anticipate a continuing trend for increases in operating costs during the next fiscal year, with our backlog of contracted days providing increasing revenue expectations, we anticipate that revenues, operating cash flows and earnings for fiscal years 2007 and 2008 will reflect a significant improvement over fiscal year 2006 operating results, and they are expected to be the highest in our history.

OFFSHORE DRILLING EQUIPMENT

         In addition to our owned and operating rigs described above, we also manage two modern, self-contained platform rigs; thus, giving us a current diversified fleet of ten (10) drilling rigs.

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

         Semisubmersible Rigs. Each semisubmersible drilling unit has two hulls, the lower of which is capable of being flooded. Drilling equipment is mounted on the main hull. After the drilling unit is towed to location, the lower hull is flooded, lowering the entire drilling unit to its operating draft, and the drilling unit is anchored in place. On completion of operations, the lower hull is deballasted, raising the entire drilling unit to its towing draft. This type of drilling unit is designed to operate in greater water depths than a jack-up and in more severe sea conditions than other types of drilling units. Semisubmersible units are generally more expensive to operate than jack-up drilling rigs and are often limited in the amount of supplies that can be stored on board.

         Semisubmersible Tender Assist Rigs. Semisubmersible tender assist rigs operate like a semisubmersible except that their drilling equipment is temporarily installed on permanently constructed offshore support platforms. Semisubmersible rigs provide crew accommodations, storage facilities and other support for drilling operations.

         Jack-up Drilling Rigs. A jack-up drilling rig contains all of the drilling equipment on a single hull designed to be towed to a well site. Once on location, legs are lowered to the sea floor and the unit is raised out of the water by jacking the hull up the legs. On completion of the well, the unit is jacked down, and towed to the next location. A jack-up drilling rig can operate in more severe sea and weather conditions than a drillship and is less expensive to operate than a semisubmersible. However, because it must rest on the sea floor, a jack-up cannot operate in water as deep as that in which a semisubmersible unit can operate. A jack-up drilling rig is a bottom supported rig.

         Submersible Drilling Rigs. The submersible drilling rig we own has two hulls, the lower being a mat, which is capable of being flooded. Drilling equipment and crew accommodations are located on the main hull. After the drilling unit is towed to its location, the lower hull is flooded, lowering the entire unit to its operating draft at which it rests on the sea floor. On completion of operations, the lower hull is deballasted, raising the entire unit to its towing draft. This type of drilling unit is designed to operate in shallow water depths ranging from 9 to 70 feet and can operate in moderately severe sea conditions. Although drilling units of this type are less expensive to operate, like a jack-up drilling rig, they cannot operate in water as deep as that in which a semisubmersible rig can operate. A submersible drilling rig is a bottom supported unit.

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

DRILLING CONTRACTS

         We obtain the contracts under which we operate our vessels either through individual negotiation with the customer or by submitting proposals in competition with other contractors. Our contracts vary in their terms and conditions. The initial term of contracts for our owned and/or managed vessels has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling vessel, a force majeure event, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions, which in time of weak market conditions are usually at the option of the customer; while in time of strong market demand, like today, are usually mutually agreeable.

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

Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect our ability to employ our drilling vessels. Our active rig utilization, which excludes contractual downtime for rigs upgraded, for fiscal years 2006, 2005 and 2004 was 100%, 98% and 93%, respectively.

         Of our current drilling contracts, seven of our drilling units have contract terms that extend beyond fiscal year 2007. The ATWOOD EAGLE's contract in Australia extends into fiscal year 2010. The ATWOOD FALCON, ATWOOD BEACON and VICKSBURG contracts extend into fiscal year 2009. The ATWOOD HUNTER, ATWOOD SOUTHERN CROSS, and SEAHAWK contracts extend into fiscal year 2008. Even though the RICHMOND currently does not have a contract commitment that extends beyond fiscal year 2007, we expect that this rig will remain highly utilized under the current market conditions. With the completion of the ATWOOD FALCON's water depth upgrade and the reattachment of the last leg sections on the ATWOOD BEACON in November 2006, we currently have no planned shipyard time for any of our rigs for the remainder of fiscal year 2007. Currently, the only planned downtime for the remainder of fiscal year 2007 is a ten to fourteen day required inspection planned for the ATWOOD HUNTER. However, we can provide no assurance that we will not experience some unplanned idle time on our other drilling units during fiscal year 2007. Maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations.


         For long moves of drilling equipment, we attempt to obtain from our customers either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. In today's strong market environment, we are able to receive a dayrate as mobilization compensation; however, a surplus of certain types of units, either worldwide or in particular operating areas, can result in our acceptance of a contract which provides only partial or no recovery of relocation costs. Additionally, under such a contract, we may not make any profit during the relocation of a rig. For example, in fiscal year 2003, the ATWOOD EAGLE was moved from offshore Greece to offshore Angola at a cost of $8.2 million, with only $2.7 million received in mobilization compensation, and the ATWOOD FALCON was relocated from offshore Australia with mobilization costs of approximately $2 million, which approximated mobilization compensation. We can give no assurance that we will receive full or partial recovery of any future relocation costs beyond that for which we have already contracted.


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

         The majority of our contracts are denominated in United States dollars, but occasionally a portion of a contract is payable in local currency. To the extent there is a local currency component in a contract, we attempt to match revenue in the local currency to operating costs paid in the local currency such as local labor, shore base expenses, and local taxes, if any.

INSURANCE AND RISK MANAGEMENT

         Our operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, our equipment is subject to various risks particular to our industry which we seek to mitigate by maintaining insurance. These risks include leg damage to jack-ups during positioning (such as we experienced in fiscal year 2004 with the ATWOOD BEACON), capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. Therefore, in addition to general business insurance policies, we maintain the following insurance relating to our rigs and rig operations: hull and machinery, loss of hire, builder's risk, cargo, war risks, protection and indemnity, and excess liability, among others.

         Our operations are also subject to disruption due to terrorism. As a result of significant losses incurred by the insurance industry due to terrorism, offshore drilling rig accidents, damages from hurricanes and other events, we have experienced increases in premiums for certain insurance coverages. Although we believe that we are adequately insured against normal and foreseeable risks in our operations in accordance with industry standards, such insurance may not be adequate to protect us against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism. To date, we have not experienced difficulty in obtaining insurance coverage, although we can provide no assurance as to the future availability of such insurance or the cost thereof. The occurrence of a significant event against which we are not adequately insured could have a material adverse effect on our financial position. See also "Risk Factors" in Item 1A.

CUSTOMERS

         During fiscal year 2006, we performed operations for 13 customers. Because of the relatively limited number of customers for which we can operate at any given time, revenues from four different customers amounted to 10% or more of our revenues in fiscal year 2006 as indicated below:

         Customer                           Percentage of Revenues
         ----------------------------------------------------------
         Woodside Energy Ltd.                        28%
         Burullus Gas Co.                            14%
         Sarawak Shell                               12%
         Hoang Long and Hoan Vu Companies            12%

         Our business operations are subject to the risks associated with a business having a limited number of customers for our products or services, and a decrease in the drilling programs of these customers in the areas where we are employed may adversely affect our revenues and therefore, our results of operations and cash flows.

COMPETITION

         We compete with several international offshore drilling contractors, most of which are substantially larger than we are and which possess appreciably greater financial and other resources. The offshore drilling industry is very competitive, with no single offshore drilling contractor being dominant. Thus, there is competition in securing available offshore drilling contracts.

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

INDUSTRY TRENDS

         The performance of the offshore drilling industry is largely determined by basic supply and demand for available equipment. Periods of high demand and high dayrates are often followed by periods of low demand and low dayrates. Offshore drilling contractors can mobilize rigs from one region of the world to another, can "cold stack" rigs (taking them out of service) or reactivate cold stacked rigs in order to adjust supply of existing equipment in various markets to meet demand. The market is highly cyclical and is typically driven by general economic activity and changes in actual or anticipated oil and gas prices. Generally, sustained high energy prices translate into increased exploration and production spending by oil and gas companies, which in turn results in increased drilling activity and demand for equipment like ours.

         The offshore markets where we currently operate, offshore Southeast Asia, offshore Africa, offshore Australia, the Black Sea, and shallow water U.S. Gulf of Mexico, offer the potential for continuing high utilization and dayrates. We expect demand for all of our drilling units to continue to be strong due to demand for oil and gas in their respective regions, as well as significant growth in demand for oil and gas driven by China's and India's rapidly expanding economies.

INTERNATIONAL OPERATIONS

         The large majority of our operations are in foreign jurisdictions which we have historically found to be more stable in market terms. We believe international operations provide a better opportunity than domestic operations for attractive contracts and returns over the longer term. Since 1970, we have operated offshore Southeast Asia, offshore Australia, in the Far East, in the Mediterranean Sea, in the Arabian Gulf, in the Red Sea, in the Black Sea, offshore India, offshore Papua New Guinea, offshore Vietnam, offshore East and West Africa, offshore Central and South America, offshore China and in the U.S. Gulf of Mexico. Currently, we have only one rig working in the U.S. Gulf of Mexico. We have foreign offices currently located in Australia, Malaysia, Egypt, Malta, Indonesia, West Africa, Singapore and the United Kingdom.

         Virtually all of our tax provision for fiscal years 2004, 2005 and 2006 relates to taxes in foreign jurisdictions. As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions which significantly reduced our effective tax rate for the current fiscal year when compared to the United States statutory rate. In addition, we reversed a $1.8 million tax contingent liability during fiscal year 2006 due to the expiration of the statute of limitations in a foreign jurisdiction. Also, we were advised by a foreign tax authority that it had approved acceptance of certain amended prior year tax returns. The acceptance of these amended tax returns, along with the fiscal year 2005 tax return for this foreign jurisdiction, resulted in the recognition of a $4.6 million tax benefit in the third quarter of the current fiscal year. Including the two previously mentioned discrete items, which reduced our rate by 7%, our effective tax rate for fiscal year 2006 was approximately 6%.

         During fiscal year 2005, our tax provision was offset by two foreign discrete items. During the first quarter of fiscal year 2005, we received a $1.7 million tax refund in Malaysia related to a previously reserved tax receivable. In addition, a $1.0 million deferred tax benefit was recognized in June 2005 due to the filing and subsequent acceptance by the local tax authority, of amended prior year tax returns. In addition, on December 1, 2005, we received notification from the United States Department of Treasury that a previously reserved United States income tax refund we had been pursuing for over two years had been approved for payment. Based upon this approval, we reduced our income tax provision by the refund amount of $3.3 million for the year ended September 30, 2005. Furthermore, during fiscal year 2005, operating income earned in certain nontaxable and deemed profit tax jurisdictions was higher when compared to fiscal year 2004, including business interruption proceeds earned by the ATWOOD BEACON in a zero tax jurisdiction for approximately three and a half months, which contributed to a lower effective tax rate. As a result of these items, our effective tax rate for fiscal year 2005 was significantly less when compared to fiscal year 2004 and the United States statutory rate.

         Excluding any discrete items that may occur, we expect our effective tax rate to be approximately 15-20% for fiscal year 2007 due to increased earnings in foreign jurisdictions with high statutory tax rates.

         We do not record federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be permanently reinvested in foreign operations. In addition, there was no cumulative amount of such undistributed earnings and profits at September 30, 2006.


EMPLOYEES

         We currently employ approximately 1,100 persons in our domestic and foreign operations. In connection with our foreign drilling operations, we are often required by the host country to hire substantial portions of our work force in that country and, in some cases, these employees are represented by foreign unions. To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages. Our success depends to a significant extent upon the efforts and ability of our executive officers and other key management personnel. There is no assurance that these individuals will continue in such capacity for any particular period of time.

ENVIRONMENTAL REGULATION

         The transition zone and shallow water areas of the U.S. Gulf of Mexico are ecologically sensitive. Environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of oil and gas companies to drill in these areas. In the United States, regulations applicable to our operations include regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment. For example, as an operator of a mobile offshore drilling unit in navigable United States waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or other unauthorized discharges of chemicals or wastes resulting from or related to those operations. Laws and regulations protecting the environment have become more stringent, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position, results of operations or cash flows.

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

         The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the outer continental shelf. Included among these are regulations that require the preparation of spill contingency plans and establish air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the U.S. Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and cancelling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

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

OTHER GOVERNMENTAL REGULATION

         Our non-United States contract drilling operations are subject to various laws and regulations in the countries in which we operate, including laws and regulations relating to the importation of and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

         Our worldwide operations are also subject to a variety of laws and regulations designed to improve safety in the businesses in which we operate. International conventions, including Safety of Life at Sea, also referred to as SOLAS, and the Code for Construction of Mobile Offshore Drilling Units, also referred to as the MODU CODE, generally are applicable to our offshore operations. Historically, we have made significant capital expenditures and incurred additional expenses to ensure that our equipment complies with applicable local and international health and safety regulations. Our future efforts to comply with these regulations and standards may increase our costs and may affect the demand for our services by influencing energy prices or limiting the areas in which we may drill.

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

        o the risks involved in the construction, upgrade, and repair of our drilling units; and

        o such other factors as may be discussed in this report and our other reports filed with the Securities and Exchange Commission, or SEC.

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The words "believe," "impact," "intend," "estimate," "anticipate," "plan" and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis in our Annual Report to Shareholders for fiscal year 2006 incorporated by reference in
Part II and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY INFORMATION

         We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's web site at www.sec.gov. Our website address is www.atwd.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have adopted a code of ethics applicable to our chief executive officer and our senior financial officers which is also available on our website. We intend to satisfy the disclosure requirement regarding any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K for such event. Unless stated otherwise, information on our website is not incorporated by reference into this report or made a part hereof for any purpose. You may also read and copy any document we file at the SEC's Public Reference Room at 100F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms and copy charges.

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

WE RELY HEAVILY ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

         Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. Woodside Energy Ltd., Burullus Gas Co., Sarawak Shell and Hoang Long and Hoan Vu Companies provided approximately 28%, 14%, 12% and 12%, respectively of our consolidated revenues in fiscal year 2006. Our results of operations could be materially adversely affected if any of our major customers terminate its contracts with us, fails to renew our existing contracts or refuses to award new contracts to us.

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

        o significant impairment of producing wells or underground geological formations; and

        o   major environmental damage.

         Our offshore drilling operations are also subject to marine hazards, either at offshore sites or while drilling equipment is under tow, such as vessel capsizings, collisions or groundings. In addition, raising and lowering jack-up drilling rigs and offshore drilling platforms whose three legs independently penetrate the ocean floor, flooding semisubmersible ballast tanks to help fix the floating drilling unit over the well site and drilling into high-pressure formations are complex, hazardous activities and we can encounter problems.

         We have had accidents in the past due to some of the hazards described above, including the fiscal year 2004 ATWOOD BEACON incident. Because of the ongoing hazards associated with our operations:

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

WE MAY SUFFER LOSSES AS A RESULT OF FOREIGN EXCHANGE RESTRICTIONS AND FOREIGN CURRENCY FLUCTUATIONS.

         A significant portion of the contract revenues of our foreign operations are paid in United States dollars; however, some payments are made in foreign currencies. As a result, we are exposed to currency fluctuations and exchange rate risks as a result of our foreign operations. To minimize the financial impact of these risks when we are paid in foreign currency, we attempt to match the currency of operating costs with the currency of contract revenue. However, any increase in the value of the United States dollar in relation to the value of applicable foreign currencies could adversely affect our operating revenues when translated into United States dollars. To date, currency fluctuations have not had a material impact on our financial condition or results of operations.

WE ARE SUBJECT TO WAR, SABOTAGE AND TERRORISM, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         The terrorist attacks of September 11, 2001 have had a continuing impact, including those related to the current United States military campaigns in Afghanistan and Iraq, on the energy industry. It is unclear what impact the current United States military campaigns or possible future campaigns will have on the energy industry in general, or us in particular, in the future. Uncertainty surrounding retaliatory military strikes or a sustained military campaign may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy.

         The terrorist attacks have resulted in a hardening of the insurance market. We maintain insurance coverage against casualty and liability risks and have renewed our primary insurance program for the insurance year 2006-2007. We will evaluate the need to maintain this coverage as it applies to our drilling fleet in the future. We believe our insurance is adequate, and we have never experienced a loss in excess of policy limits. There is no assurance that our insurance coverage will be available or affordable and, if available, whether it will be adequate to cover future claims that may arise.

         Instability in the financial markets as a result of war, sabotage or terrorism could also affect our ability to raise capital and could also adversely affect the oil, gas and power industries and restrict their future growth.

OUR SIGNIFICANT DEBT LEVEL MAY HINDER OUR OPERATIONAL FLEXIBILITY AND MAKE IT DIFFICULT TO MEET OUR DEBT SERVICE OBLIGATIONS.

         We have significant indebtedness and will require substantial cash flow to meet our debt service requirements. At September 30, 2006, our long-term debt was $64 million. A high level of indebtedness will affect our future operations in several ways, including the following:

        o We may be more vulnerable to general adverse economic and industry conditions than some of our competitors who have less debt, and therefore, we may be at a competitive disadvantage.

        o Covenants in our debt obligations require us to meet certain financial tests and limit our ability to borrow additional funds, make certain capital expenditures, sell assets, pay cash dividends, or repurchase any of our outstanding common stock.

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


         As of December 12, 2006, Helmerich & Payne International Drilling Co., owns of record and beneficially 4,000,000 shares, or approximately 13% of the issued and outstanding shares of our common stock. One of our directors, Hans Helmerich is an executive officer of Helmerich & Payne, Inc, ("H&P") the parent company of Helmerich & Payne International Drilling Co. Another director, George Dotson, was also an executive officer of H&P up until his retirement in 2006. The beneficial ownership of our common stock and membership of an officer of H&P on our board enables H&P to exercise some influence over the election of directors and other corporate matters requiring shareholder or board of directors' approval.


FUTURE SALES OF OUR COMMON STOCK BY HELMERICH & PAYNE INTERNATIONAL DRILLING CO. COULD ADVERSELY AFFECT OUR MARKET PRICE.

         Helmerich & Payne International Drilling Co. has advised us that, consistent with its pursuit of a strategy of focusing on its core drilling business, it intends to evaluate its entire investment portfolio, which includes shares of our common stock, and its cash requirements on a continuous basis and that it may seek to dispose of all or a portion of the shares of our common stock owned by it when and as necessary, from time to time, to fund its corporate needs. Until the sale of all of the shares of common stock owned by Helmerich & Payne International Drilling Co. which are currently registered on Form S-3, Registration No. 333-117534, are sold or are de-registered, we will or may have a large number of shares of common stock outstanding and available for resale beginning at various points in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could also make it more difficult for us to sell our common stock or other equity securities in the future at a time and at a price that we deem appropriate.

ANTI-TAKEOVER PROVISIONS IN OUR AMENDED AND RESTATED CERTIFICATE OF FORMATION, SECOND AMENDED AND RESTATED BYLAWS, AND RIGHTS PLAN COULD MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO RECEIVE A PREMIUM FOR THEIR SHARES UPON A CHANGE OF CONTROL.

         Holders of the common stock of acquisition targets often receive a premium for their shares upon a change of control. Texas law and the following provisions, among others, of our certificate of formation, bylaws and rights plan could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

        o We are subject to a provision of Texas corporate law that prohibits us from engaging in a business combination with any shareholder for three years from the date that person became an affiliated shareholder by beneficially owning 20% or more of our outstanding common stock, unless specified conditions are met.

        o Special meetings of shareholders may not be called by anyone other than our chairman of the board of directors, president, or the holders of at least one-tenth of all shares issued, outstanding, and entitled to vote.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM  2. PROPERTIES

         Information regarding the current location and general character of our principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 2006, which is incorporated by reference herein.

         Collectively since fiscal year 1997, we have expended $386 million in upgrading seven offshore mobile drilling units. The timing and costs of the various upgrades are as follows:


                                            YEAR UPGRADE
               DRILLING UNITS                COMPLETED        COST OF UPGRADE
       --------------------------------    -------------      --------------
                                                               (In Millions)

       ATWOOD HUNTER (PHASE I)                  1997                $ 40
       ATWOOD SOUTHERN CROSS (PHASE I)          1997                  35
       ATWOOD FALCON (PHASE I)                  1998                  45
       VICKSBURG                                1998                  35
       SEAHAWK (PHASE I)                        1999                  22
       ATWOOD EAGLE (PHASE I)                   2000                   8
       RICHMOND                                 2000                   7
       ATWOOD HUNTER (PHASE II)                 2001                  58
       ATWOOD EAGLE (PHASE II)                  2002                  90
       ATWOOD SOUTHERN CROSS (PHASE II)         2006                   7
       SEAHAWK (PHASE II)                       2006                  16
       ATWOOD FALCON (PHASE II)                 2006                  23
                                                                    ----
                                                                    $386
                                                                    ====

         In August 2003, our eighth active drilling unit, the newbuild ultra-premium jack-up, ATWOOD BEACON, commenced its initial drilling contract following completion of construction and commissioning. This drilling unit was constructed at a cost of approximately $120 million. On July 25, 2004, all three of the ATWOOD BEACON'S legs and its derrick were damaged while the rig was being positioned. The rigs and its legs were transported to the builder's shipyard in Singapore for inspection and initial repairs which were completed in January 2005. The remainder of the repairs were completed in November 2006. For more information concerning these costs, see Note 4 in Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2006, incorporated by reference herein.

         The ATWOOD AURORA, another ultra-premium jack-up will become our ninth drilling unit upon expected completion of its construction on or before September 2008. This drilling unit is expected to have a total construction cost of approximately $160 million. In October 2005, we sold our semisubmersible hull, SEASCOUT, that we had purchased in 2000, for $10 million (net after certain expenses), which resulted in a gain of approximately $1 million. We purchased this hull for a possible upgrade to a tender assist vessel, but we never identified an acceptable contract opportunity. Also, in October 2005, we sold our spare 15,000 P.S.I. BOP stack for approximately $15 million, which resulted in an after tax gain of approximately $9 million. We completed this stack in 2003 for a possible future contractual requirement; however, the stack had never been utilized and we had no current contractual requirements for its use. At September 30, 2006, the collateral for our credit facility consisted primarily of preferred mortgages held by our senior lender covering all eight of our active drilling units.

ITEM  3. LEGAL PROCEEDINGS

         We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         During the fourth quarter of fiscal year 2006, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         As of December 12, 2006 there were approximately 3,300 beneficial owners of our common stock based upon information provided to us by a third party service provider. Our common stock is traded on the New York Stock Exchange.

         We did not pay cash dividends in fiscal years 2005 or 2006 and we do not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of our business. To enable us to maintain our high competitive profile in the industry, we expect to utilize cash reserves at the appropriate time to upgrade existing equipment or to acquire additional equipment. Our credit facility prohibits payment of cash dividends on common stock without lender approval. We did declare a two-for-one stock split of our common stock effected in the form of a 100% common stock dividend in March 2006.

         Market information concerning our common stock may be found under the caption heading "Stock Price Information" in our Annual Report to Shareholders for fiscal year 2006, which is incorporated by reference herein.

         Equity compensation plan information required by this item may be found in Note 3 to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2006, which is incorporated by reference herein.

ITEM  6. SELECTED FINANCIAL DATA

         Information required by this item may be found under the caption "Five Year Financial Review" in our Annual Report to Shareholders for fiscal year 2006, which is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2006, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item may be found under the caption "Disclosures About Market Risk" in the Company's Annual Report to Shareholders for fiscal year 2006, which is incorporated by reference herein.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2006, which is incorporated by reference herein.

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

        (b) Management's Annual Report on Internal Control over Financial Reporting

         A copy of our Management's Report of Internal Control over Financial Reporting is included in our Annual Report to Shareholders for fiscal year 2006, which is incorporated by reference herein.

        (c) Attestation Report of the Independent Registered Public Accounting Firm.

         A copy of the attestation report of PricewaterhouseCoopers, LLP, our independent registered public accounting firm is included in our Annual Report to Shareholders for fiscal year 2006, which is incorporated by reference herein.

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

ITEM 9B.  OTHER INFORMATION

         None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2007, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  11. EXECUTIVE COMPENSATION

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2007, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2007, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2007, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2007, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENTS

        (a) FINANCIAL STATEMENTS AND EXHIBITS

                  1. and 2. FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statements, together with the report of PricewaterhouseCoopers LLP dated December 12, 2006 appearing in our Annual Report to Shareholders for fiscal year 2006, are incorporated by reference herein:

           Report of Independent Registered Public Accounting Firm

           Consolidated Balance Sheets as of September 30, 2006 and 2005

           Consolidated Statements of Operations for each of the three years in the period ended September 30, 2006

           Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2006

           Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2006

           Notes to Consolidated Financial Statements

           3.       MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS

           The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

           Atwood Oceanics, Inc. 1996 Incentive Equity Plan -
           See Exhibit 10.1.1 hereof.

           Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.1.2 hereof.

           Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.1.3 hereof.

           Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.1.4 hereof.

           Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.1.5 hereof.

           Amended and Restated Atwood Oceanics, Inc. 2001 Stock Incentive Plan - See Exhibit 10.1.6 hereof.

           Form of Atwood Oceanics, Inc. Stock Option Agreement (2001 Stock Incentive Plan) - See Exhibit 10.1.7 hereof.

           Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement (2001 Stock Incentive Plan) - See Exhibit 10.1.8 hereof.

           Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan - See Exhibit
           10.1.9 hereof.

           Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2006 - See Exhibit
           10.2.1 hereof.

           Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2007 - See Exhibit
           10.2.2 hereof.

           Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin - See Exhibit 10.3.1 hereof.

           Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland - See Exhibit 10.3.2 hereof.

           Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley - See Exhibit 10.3.3 hereof.


           (b) See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.

           (c) NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ATWOOD OCEANICS, INC.

                                            /S/JOHN R. IRWIN
                                            -----------------------
                                            JOHN R. IRWIN, President
                                            and Chief Executive Officer
                                            DATE:  December 13, 2006


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JAMES M. HOLLAND                             /S/ JOHN R. IRWIN
--------------------                             -----------------
JAMES M. HOLLAND                                 JOHN R. IRWIN
Senior Vice President                            President, Chief Executive
and Chief Financial Officer                      Officer and Director
(Principal Financial and Accounting Officer)     (Principal Executive Officer)
Date:  December 13, 2006                         Date:  December 13, 2006

/S/ ROBERT W. BURGESS                            /S/ GEORGE S. DOTSON
---------------------                            --------------------
ROBERT W. BURGESS                                GEORGE S. DOTSON
Director                                         Director
Date:  December 13, 2006                         Date:  December 13, 2006

/S/ HANS HELMERICH                               /S/ WILLIAM J. MORRISSEY
------------------                               ------------------------
HANS HELMERICH                                   WILLIAM J. MORRISSEY
Director                                         Director
Date:  December 13, 2006                         Date:  December 13, 2006

/S/ DEBORAH A. BECK                              /S/JAMES R. MONTAGUE
-------------------                              ---------------------
DEBORAH A. BECK                                  JAMES R. MONTAGUE
Director                                         Director
DATE:  December 13, 2006                         DATE:  December 13, 2006

                                  EXHIBIT INDEX

3.1 Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K filed February 14, 2006).

3.2 Second Amended and Restated By-Laws dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 10, 2006).

4.1 Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

4.2 Certificate of Adjustment of Atwood Oceanics, Inc. dated March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

10.1.1 Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 1997).

10.1.2 Form of Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.1.3 Amendment No. 1 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).


10.1.4 Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.3.4 of our Form 10-K for the year ended September 30, 1999).


10.1.5 Amendment No. 2 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Appendix A to our Form DEF 14A filed January 12, 2001).

10.1.6 Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix D to our definitive proxy statement on Form DEF 14A filed January 13, 2006).

10.1.7 Form of Atwood Oceanics, Inc. Stock Option Agreement - 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.7 of our Form 10-K for the year ended September 30, 2005).


10.1.8 Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement - 2001 Stock Incentive Plan. (Incorporated herein by reference to Exhibit
         10.3.8 of our Form 10-K for the year ended September 30, 2005).


10.1.9 Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed June 1, 2006).

10.2.1 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees effective as of January 1, 2006 (Incorporated herein by reference to Exhibit 10.4.2 of our Form 10-K for the year ended September 30, 2005).

*10.2.2 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2007.

10.3.1 Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin (Incorporated herein by reference to Exhibit 10.5.1 of our Form 10-K for the year ended September 30, 2002).

10.3.2 Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland (Incorporated herein by reference to Exhibit
         10.5.2 of our Form 10-K for the year ended September 30, 2002).

10.3.3 Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley (Incorporated herein by reference to Exhibit 10.5.3 of our Form 10-K for the year ended September 30, 2002).

10.4 Credit Agreement for $225 million dated April 1, 2003 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 99.1 of our 8-K filed April 7, 2003).

10.5 Pooled Assignment and First Amendment to Credit Agreement dated June 27, 2003 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 99.1 of our Form 8-K filed July 30, 2003).

10.6 Second Amendment to Credit Agreement dated June 27, 2003 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 99.2 of our Form 8-K filed July 30, 2003).

10.7 Third Amendment to Credit Agreement dated November 12, 2003 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein of reference to Exhibit 99.2 of our Form 8-K filed November 13, 2003).

10.8 Platform Construction Agreement by and between Atwood Oceanics Pacific Limited and Keppel AmFELS , Inc. dated March 1, 2006 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed March 2,
         2006).

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