Form 10-Q
period 2006-12-31
ATWOOD OCEANICS INC
filed 2007-02-08
CIK 8411

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------
                                    Form 10-Q

       |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2006
                         COMMISSION FILE NUMBER 1-13167

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2007: 31,093,040 shares of common stock, $1 par value
-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                     For the Quarter Ended December 31, 2006


                                      INDEX

Part I. Financial Information

  Item 1.  Unaudited Condensed Consolidated Financial Statements          Page

  a)  Condensed Consolidated Statements of Operations
      For the Three Months Ended December 31, 2006 and 2005..................3

  b)  Condensed Consolidated Balance Sheets
      As of December 31, 2006 and September 30, 2006.........................4

  c)  Condensed Consolidated Statements of Cash Flows
      For the Three Months Ended December 31, 2006 and 2005..................5

  d)  Condensed Consolidated Statement of Changes in Shareholders'
      Equity for the Three Months Ended December 31, 2006....................6

  e) Notes to Condensed Consolidated Financial Statements....................7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk........22

  Item 4.  Controls and Procedures...........................................23

Part II. Other Information

  Item 6.  Exhibits .........................................................24

Signatures...................................................................25

Certifications...............................................................27

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                   Three Months Ended
                                                     December 31,
                                           ---------------------------------
                                                2006                   2005
                                               -------                ------

REVENUES:
Contract drilling                            $ 86,242                $ 55,414
Business interruption proceeds                  2,558                       -
                                             --------                --------
                                               88,800                  55,414
                                             --------                --------

COSTS AND EXPENSES:
Contract drilling                              49,110                  33,770
Depreciation                                    8,015                   6,390
General and administrative                      7,191                   5,993
Gain on sale of equipment                         (47)                 (9,275)
                                             --------                --------
                                               64,269                  36,878
                                             --------                --------
OPERATING INCOME                               24,531                  18,536
                                             --------                --------

OTHER INCOME (EXPENSE)
Interest expense                                 (537)                 (1,740)
Interest income                                   469                     231
                                             --------                --------
                                                  (68)                 (1,509)
                                             --------                --------
INCOME BEFORE INCOME TAXES                     24,463                  17,027
PROVISION FOR INCOME TAXES                      3,378                   2,504
                                             --------                --------
NET INCOME                                   $ 21,085                $ 14,523
                                             ========                ========

EARNINGS PER COMMON SHARE:
              Basic                            $ 0.68                  $ 0.47
              Diluted                            0.67                    0.47
AVERAGE COMMON SHARES OUTSTANDING:
            Basic                              31,060                  30,738
            Diluted                            31,614                  31,208



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     December 31,  September 30,
                                                        2006            2006
                                                     ----------    ------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $ 40,419       $ 32,276
    Accounts receivable, net of an allowance
        of $863 and $750 at December 31, 2006
        and September 30, 2006, respectively            80,376         80,222
    Income tax receivable                                  848             65
    Insurance receivable                                 4,150            550
    Inventories of materials and supplies               22,603         22,124
    Deferred tax assets                                  1,928          2,563
    Prepaid expenses and deferred costs                  7,555          9,873
                                                     ----------      --------
      Total Current Assets                             157,879        147,673
                                                     ----------      --------

NET PROPERTY AND EQUIPMENT                             451,760        436,166

DEFERRED COSTS AND OTHER ASSETS                         10,900          9,990
                                                     ----------      --------
                                                     $ 620,539       $593,829
                                                     ==========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable                $ 36,000       $ 36,000
   Accounts payable                                     14,716         11,760
   Accrued liabilities                                  19,060         13,201
   Deferred credits                                      4,118            404
                                                     ----------      --------
       Total Current Liabilities                        73,894         61,365
                                                     ----------      --------

LONG-TERM DEBT,
   net of current maturities:                            9,000         28,000
                                                     ----------      --------
                                                         9,000         28,000
                                                     ----------      --------
LONG TERM LIABILITIES:
     Deferred income taxes                              17,891         18,591
     Deferred credits                                   34,194         23,284
     Other                                               3,816          3,695
                                                     ----------      --------
                                                        55,901         45,570
                                                     ----------      --------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
         1,000 shares authorized,  none outstanding        -                -
    Common stock, $1 par value, 50,000 shares
          authorized with 31,080 and 31,046 issued
          and outstanding at December 31, 2006
          and September 30, 2006, respectively          31,080         31,046
    Paid-in capital                                    117,647        115,916
    Retained earnings                                  333,017        311,932
                                                     ---------       ---------
        Total Shareholders' Equity                     481,744        458,894
                                                     ---------       --------
                                                     $ 620,539       $593,829
                                                     ==========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     Three Months Ended December 31,
                                                                  ----------------------------------
                                                                       2006                  2005
                                                                   -----------            ----------

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                  $ 21,085                $ 14,523
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                            8,015                   6,390
              Amortization of debt issuance costs                       201                     201
              Amortization of deferred items                         (8,788)                 (1,090)
              Provision for doubtful accounts                           113                       -
              Deferred federal income tax benefit                       (80)                    (50)
              Stock-based compensation expense                        1,213                     885
              Gain on sale of equipment                                 (47)                 (9,275)
         Changes in assets and liabilities:
              Increase in accounts receivable                          (267)                 (3,155)
              Increase in insurance receivable                       (3,600)                   (406)
              Increase in income tax receivable                        (783)                      -
              (Increase) decrease in inventory                         (479)                    456
              (Increase) decrease in prepaid expenses                 1,929                    (722)
              Increase in deferred costs and other assets            (2,559)                 (1,840)
              Increase in accounts payable                            2,956                     174
              Increase in accrued liabilities                         5,859                   1,574
              Increase in deferred credits and other liabilities     25,385                   5,047
              Other                                                     (12)                     45
                                                                   --------                --------
                Net cash provided by operating activities            50,141                  12,757
                                                                   --------                --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                        (23,606)                 (6,591)
        Proceeds from sale of equipment                                  56                  25,177
                                                                   --------                --------
               Net cash provided (used) by investing activities     (23,550)                 18,586
                                                                   --------                --------

CASH FLOW FROM FINANCING ACTIVITIES:
        Principal payments on debt                                  (19,000)                 (9,000)
        Proceeds from exercise of stock options                         498                   1,809
        Tax benefit from the exercise of stock options                   54                     575
                                                                   --------                --------
                       Net cash used by financing activities        (18,448)                 (6,616)
                                                                   --------                --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             8,143                  24,727
CASH AND CASH EQUIVALENTS, at beginning of period                  $ 32,276                $ 18,982
                                                                   --------                --------
CASH AND CASH EQUIVALENTS, at end of period                        $ 40,419                $ 43,709
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



--------------------------------------------------------------------------------------------------------------------
                                                                                                          Total
                                                    Common Stock            Paid-in       Retained    Stockholders'
(In thousands)                                  Shares        Amount        Capital       Earnings       Equity
--------------------------------------------------------------------------------------------------------------------

September 30, 2006                               31,046        $ 31,046    $ 115,916     $ 311,932     $ 458,894
   Net income                                        -                -            -        21,085        21,085
   Restricted stock awards                            5               5           (5)            -             -
   Exercise of employee stock options                29              29          469             -           498
   Stock option and restricted stock
        award compensation expense                                             1,213                       1,213
   Tax benefit from exercise of employee
       stock options                                  -               -           54             -            54
                                                 ------        --------     ---------     ---------    ----------
December 31, 2006                                31,080        $ 31,080    $ 117,647     $ 333,017    $  481,744


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of December 31, 2006 and for each of the three month periods ended December 31, 2006 and 2005, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2006. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2006. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our financial position and results of operations for the periods presented.


2.   SHARE-BASED COMPENSATION

     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of December 31, 2006, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $5.4 million and $5.9 million, respectively, which we expect to recognize over a weighted average period of approximately 2.7 years. The recognition of share-based compensation expense for the three months ended December 31, 2006 and 2005 of $1.2 million and $0.8 million, respectively, had the following effect on our consolidated statements of operations (in thousands, except per share amounts):


                                                Three Months Ended          Three Months Ended
                                                December 31, 2006            December 31, 2005
                                                ------------------          -------------------

Increase in contract drilling expenses                 $ 260                       $ 150
Increase in general and administrative expenses          953                         650
Decrease in income tax provision                        (334)                       (228)
                                                       -----                       -----
Decrease of net income                                 $ 879                       $ 572
                                                       =====                       =====

Decrease in earnings per share:
     Basic                                            $ 0.03                       $0.02
     Diluted                                          $ 0.03                       $0.02


        Awards of restricted stock and stock options have both been granted under our stock incentive plans during the current quarter. We deliver newly issued shares of common stock for restricted stock awards upon vesting and upon exercise of stock options. All stock incentive plans currently in effect have been approved by the shareholders of our outstanding common stock.

     Stock Options

     Under our stock incentive plans, the exercise price of each stock option equals the fair market value of one share of our common stock on the date of grant, with all outstanding options having a maximum term of 10 years. Options vest ratably over a period from the end of the first to the fourth year from the date of grant. Each option is for the purchase of one share of our common stock.

     The per share weighted average fair value of stock options granted during the three months ended December 31, 2006 was $23.64. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the three months ended December 31, 2006:


        Risk-Free Interest Rate           4.5%
        Expected Volatility                46%
        Expected Life (Years)             5.25
        Dividend Yield                    None


     The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. We determined expected volatility using a 6-year historical volatility figure and determined the expected term of the stock options using 10 years of historical data. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date.

         A summary of stock option activity during the three months ended December 31, 2006 is as follows:


                                                                        Wtd. Avg.
                                                       Wtd. Avg.        Remaining        Aggregate
                                      Number of         Exercise       Contractual       Intrinsic
                                    Options (000s)       Price         Life (Years)     Value (000s)
                                    --------------     ---------       -----------      ------------
Outstanding at October 1, 2006            1,437          $ 19.56
Granted                                      79          $ 49.97
Exercised                                   (27)         $ 17.12                          $    881
Forfeited                                   ( 2)         $ 24.62
                                          ------
Outstanding at December 31, 2006          1,487          $ 21.22            6.4           $ 41,272
                                          -----
Exercisable at December 31, 2006          1,047          $ 17.40            5.5           $ 33,067
                                          -----

     Restricted Stock

     We have also awarded restricted stock to certain employees and to our non-employee directors. The awards of restricted stock to employees are subject to three year vesting while awards of restricted stock to non-employee directors vest immediately. All restricted stock awards granted to date are restricted from transfer for three years from the date of grant, whether vested or unvested. We value restricted stock awards at fair market value of our common stock on the date of grant.

     A summary of restricted stock activity for the three months ended December 31, 2006, is as follows:


                                         Number of         Wtd. Avg.
                                        Shares (000s)      Fair Value
                                        -------------      ----------

Unvested at September 30, 2006                   93          $ 38.07
Granted                                          76          $ 49.97
Vested                                           (5)         $ 49.97
Forfeited                                        -               $ -
                                              -----
Unvested at December 31, 2006                   164          $ 43.24
                                              =====

3.   EARNINGS (LOSS) PER COMMON SHARE

     The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                    Three Months Ended
                                                    ------------------

                                                Net                   Per Share
                                              Income     Shares        Amount
                                              ------     ------       ---------
   December 31, 2006:
         Basic earnings per share             $21,085     31,060        $ 0.68
         Effect of dilutive securities  -
                 Stock options                    ---        554        $ 0.01
                                              -------     ------        ------
         Diluted earnings per share           $21,085     31,614        $ 0.67
                                              =======     ======        ======

   December 31, 2005:
         Basic earnings per share             $14,523     30,738        $ 0.47
         Effect of dilutive securities  -
                 Stock options                    ---        470        $    -
                                              -------     ------        ------
         Diluted earnings per share           $14,523     31,208        $ 0.47
                                              =======     ======        ======

     The calculation of diluted earnings per share for the three month period ending December 31, 2006 excludes consideration of shares of common stock related to 276,000 outstanding stock options because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.
                                       10

4.   PROPERTY AND EQUIPMENT

     A summary of property and equipment by classification is as follows (in thousands):

                                              December 31,         September 30,
                                                  2006                  2006
                                            -----------------     ------------

Drilling vessels and related equipment
              Cost                             $ 714,573             $ 691,289
              Accumulated depreciation          (269,292)             (261,682)
                                               ---------             ---------
                          Net book value         445,281               429,607
                                               ---------             ---------

Drill Pipe
              Cost                                13,249                13,271
              Accumulated depreciation            (8,576)               (8,257)
                                               ---------             ---------
                          Net book value           4,673                 5,014
                                               ---------             ---------

Furniture and other
              Cost                                 8,115                 7,920
              Accumulated depreciation            (6,309)               (6,375)
                                               ---------             ---------
                          Net book value           1,806                 1,545
                                               ---------             ---------

NET PROPERTY AND EQUIPMENT                     $ 451,760             $ 436,166
                                               =========             =========



     ATWOOD BEACON

     During the current quarter, we completed the work to restore the ATWOOD BEACON to its original condition prior to the July 2004 incident offshore of Indonesia whereby all three legs and the derrick incurred damage while positioning for a well. The majority of the restoration work was completed in early calendar year 2005, at which time the rig was placed back into service. The current quarter repairs were needed to finish the final leg extensions to restore the rig to its original condition. We have insurance coverage to reimburse the costs of repairs and loss of hire coverage of $70,000 per day. Approximately $0.6 million of capitalized costs and $1.0 million of other costs were incurred for the leg installation during the current quarter, while revenue recognized from the loss of hire coverage totaled $2.6 million during the current quarter and is reflected as business interruption proceeds on the Consolidated Statement of Operations. We expect to collect the related insurance receivable during the next quarter.

     SALE OF EQUIPMENT

     In October 2005, we sold our semisubmersible hull, SEASCOUT, for $10 million (net after certain expenses) and our spare 15,000 P.S.I. BOP Stack for approximately $15 million for a gain of approximately $9.3 million. We had no operations or revenues associated with these assets prior to their sale.

5.   INCOME TAXES

     Virtually all of our tax provision for each of the three months ended December 31, 2006 and 2005 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the first quarters of fiscal years 2007 and 2006, our effective tax rate for these periods is significantly less than the United States federal statutory rate.


6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board issued FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB
Statement 109." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing uncertain tax positions within the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will be evaluating the impact of the adoption of FIN 48 on our consolidated financial position.

     In September 2005, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS No. 157, which defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal periods. We are currently analyzing the provisions of SFAS No. 157 and determining how it will affect accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.


7.   COMMITMENTS AND CONTINGENCIES

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

                                 PART I. ITEM 2
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     This Form 10-Q for the quarterly period ended December 31, 2006 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

     These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us, and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

     Important factors that could cause our actual results of operations, financial conditions or cash flows to differ include, but are not necessarily limited to:

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

     - the actions of our competitors in the offshore drilling industry, which could significantly influence rig dayrates and utilization;

     - changes in the geographic areas in which our customers plan to operate, which in turn could change our expected effective tax rate;

     - changes in oil and gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

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

    - the risks involved in the construction, upgrade and repair of our drilling units; and

    - such other factors as may be discussed in this report and our other reports filed with the Securities and Exchange Commission, or SEC.


     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The words "believe," "impact," "intend," "estimate," "anticipate," "plan," and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis in Part I,
Item 2 hereof and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our Form 10K for the year ended September 30, 2006. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

MARKET OUTLOOK

     Currently, we have approximately 95% of available rig days for the remainder of fiscal year 2007 contracted, with contracted rig days for fiscal year 2008 and 2009 at approximately 75% and 30%, respectively. A comparison of the average per day revenues for fiscal year 2006 and for the first three months of fiscal year 2007 for each of our eight drilling units to their current highest contracted dayrate commitments is as follows:

                         Average Per Day Revenues (1)
                        ----------------------------
                                       First Three        Current Highest       Percentage Change
                         Fiscal         Months of           Contracted          from First Three
                          Year         Fiscal Year            Dayrate           Months of Fiscal
                          2006            2007              Commitment              Year 2007
                        ----------     --------------     ------------------     ----------------

ATWOOD EAGLE             $129,000           161,000           $405,000                   152%
ATWOOD HUNTER             172,000           193,000            245,000                    27%
ATWOOD FALCON              83,000            97,000            200,000                   106%
ATWOOD SOUTHERN CROSS      82,000           124,000            305,000                   146%
ATWOOD BEACON              88,000            95,000            133,500                    41%
VICKSBURG                  82,000            92,000            154,000                    67%
SEAHAWK                    32,000            88,000             68,400(2)              (2)---
RICHMOND                   55,000            81,000             80,000                    ---

(1) Includes dayrate and service revenues
(2) Does not include amortized deferred fees of approximately $20,000 per day

     The ATWOOD EAGLE is currently working offshore Australia for BHP Billiton Petroleum ("BHPB") on a drilling program expected to extend into October 2007. Immediately following the completion of the BHPB work, the rig has a one-well commitment at a dayrate of $360,000 and a two-year commitment with Woodside Energy Limited ("Woodside") at a dayrate of $405,000. The ATWOOD HUNTER is currently working offshore Mauritania for Woodside at a dayrate of $240,000 and will move during the next quarter to Libya under the Woodside contract with a dayrate of $245,000. The current Woodside contract extends to April/May 2008. The ATWOOD FALCON has contractual commitments offshore Malaysia with Shell that extend to July 2009, with an operating dayrate of $113,000 until July 2007, then increasing to $160,000 to $200,000 per day for two years thereafter. The ATWOOD SOUTHERN CROSS currently has contractual commitments in the Black Sea with a dayrate ranging from $125,000 to $305,000. These commitments could extend into the second or third quarter of fiscal year 2008 if all option wells are exercised. Currently, the ATWOOD BEACON is working under a long-term contract commitment offshore India that extends to January 2009. The dayrate for the contract is $113,000 to January 2008 and $133,500 for one year thereafter. The VICKSBURG is currently working offshore Thailand under a contract commitment for Chevron which provides a dayrate of $94,500 to June 2007 and $154,000 for two years thereafter. The SEAHAWK has a contract commitment offshore Equatorial Guinea which extends to September 2008 at a dayrate of approximately $68,400 plus amortized deferred fees of approximately $20,000 per day. The RICHMOND, our only rig in the U.S. Gulf of Mexico, has a current contract commitment which should extend to May/June 2007 at a dayrate of $80,000.

     Our operating costs for the first quarter of fiscal year 2007 continue to reflect some degree of volatility. Factors impacting high operating costs during the first quarter of fiscal year 2007 were end of calendar year bonuses paid to rig shorebase personnel; start-up costs associated with rigs commencing operations in new drilling areas (VICKSBURG in Thailand, ATWOOD BEACON in India and SEAHAWK in West Africa); additional costs associated with maintenance during shipyard periods (ATWOOD FALCON and ATWOOD BEACON) and higher than normal maintenance costs incurred on the ATWOOD HUNTER during the fourteen zero rate days in December when the rig was undergoing required regulatory inspections. At this time, there is no planned downtime for any of our rigs for the remainder of fiscal year 2007. The VICKSBURG and ATWOOD EAGLE currently have planned required regulatory inspections during the first quarter of fiscal year 2008 that could be moved forward to the fourth quarter of fiscal year 2007 depending upon each rig's operating schedule. With no planned downtime periods for the remainder of fiscal year 2007 (assuming the VICKSBURG and ATWOOD EAGLE required inspections remain as currently scheduled for the first quarter of fiscal year 2008), there should be less volatility in operating costs for the remainder of fiscal year 2007.

     The ATWOOD FALCON had an average operating cost during the first quarter of fiscal year 2007 of $95,000 per day due to maintenance costs incurred during its shipyard upgrade. With the expensing of these costs now complete, we expect ongoing operating costs for the ATWOOD FALCON to be between $45,000 and $50,000. The ATWOOD SOUTHERN CROSS is also expected to have average daily operating costs in the Black Sea between $45,000 and $50,000. Operating costs for the ATWOOD EAGLE and ATWOOD HUNTER are expected to be approximately $85,000 and $55,000, respectively. Operating costs for our bottom supported drilling units are expected to average between $30,000 and $35,000 per day for the ATWOOD BEACON and RICHMOND and $35,000 to $40,000 for the VICKSBURG, which is incurring higher operating costs in Thailand than when it worked in Malaysia. The SEAHAWK is expected in incur operating costs between $60,000 and $70,000 per day (including amortization of certain deferred costs) while continuing to work in a start-up environment offshore Equatorial Guinea. Operating costs will vary for all rigs depending upon each rig's specific operating activities. As shown from the high costs incurred in the first quarter of fiscal year 2007, the daily operating cost estimates provided above may increase when a rig is being relocated to a new drilling location, when a rig is undergoing required inspections or when a rig is undergoing extraordinary maintenance or equipment replacement.

     Our ninth mobile offshore drilling unit, an ultra-premium class jack-up to be named the ATWOOD AURORA, is currently under construction in Brownsville, Texas, with delivery to occur by September 30, 2008. We estimate the total costs of construction (including capitalized interest) will be approximately $160 million. We intend to finance the construction of the new rig primarily from expected operating cash flows and cash on hand balances; however, if and when necessary, the $100 million revolving portion of our credit facility may provide some funding for the new rig. As of February 7, 2007, we have no outstanding borrowing under the $100 million revolving credit portion of our credit facility.

     We will continue to explore opportunities for growth. Revenues, operating cash flows and earnings for fiscal year 2006 were the highest in our history. With our backlog of contracted days providing increasing revenue expectations, we anticipate that operating results for fiscal year 2007 and 2008 will reflect significant improvement over fiscal year 2006 operating results.

RESULTS OF OPERATIONS

     Revenues for the three months ended December 31, 2006 increased 60% compared to the three months ended December 31, 2005. A comparative analysis of revenues is as follows:


                                                    REVENUES
                                                  (In millions)
                                  ---------------------------------------------
                                            Three Months Ended December 31,
                                  ---------------------------------------------
                                    2006              2005           Variance
                                  -------          --------        -----------

ATWOOD HUNTER                       $17.8           $10.3             $ 7.5
ATWOOD EAGLE                         14.8             8.0               6.8
ATWOOD SOUTHERN CROSS                11.4             6.0               5.4
RICHMOND                              7.5             3.9               3.6
SEAHAWK                               8.1             4.6               3.5
ATWOOD BEACON                         8.7             5.9               2.8
ATWOOD FALCON                         8.9             6.8               2.1
VICKSBURG                             8.5             6.7               1.8
AUSTRALIA MANAGEMENT CONTRACTS        3.1             3.2              (0.1)
                                    -----           -----             -----
                                    $88.8           $55.4             $33.4
                                    =====           =====             =====




     The increase in fleetwide revenues is primarily attributable to the increase in average dayrates due to improving market conditions and strong demand for offshore drilling equipment as previously discussed in Market Outlook. Thus, increases in revenues for the ATWOOD HUNTER, ATWOOD EAGLE, ATWOOD SOUTHERN CROSS, RICHMOND, SEAHAWK, ATWOOD BEACON, ATWOOD FALCON and the VICKSBURG were related to each of these drilling units working under higher dayrate contracts during the current quarter compared to the first quarter of the prior fiscal year while the AUSTRALIA MANAGEMENT CONTRACTS experienced a consistent level of revenues for the current quarter when compared to the prior year quarter.

         Contract drilling costs for the three months ended December 31, 2006 increased 45% compared to the three months ended December 31, 2005. An analysis of contract drilling costs by rig is as follows:

                                              CONTRACT DRILLING COSTS
                                                  (In millions)
                                     ------------------------------------------
                                           Three Months Ended December 31,
                                     ------------------------------------------
                                        2006              2005          Variance
                                       ------           --------       ---------

ATWOOD FALCON                          $ 8.7             $ 3.8           $ 4.9
SEAHAWK                                  6.8               2.4             4.4
ATWOOD HUNTER                            5.9               3.7             2.2
ATWOOD EAGLE                             7.9               6.0             1.9
ATWOOD BEACON                            4.0               2.4             1.6
RICHMOND                                 3.1               2.4             0.7
VICKSBURG                                3.8               3.5             0.3
ATWOOD SOUTHERN CROSS                    5.3               5.5            (0.2)
AUSTRALIA MANAGEMENT CONTRACTS           2.5               2.8            (0.3)
OTHER                                    1.1               1.3            (0.2)
                                       -----             -----           -----
                                       $49.1             $33.8           $15.3
                                       =====             =====           =====

     On a fleetwide basis, wage increases and increased headcount have resulted in higher personnel costs during the first quarter of fiscal year 2007 for virtually every rig when compared to the prior year first quarter. The increase in drilling costs for the ATWOOD FALCON is primarily attributable to planned maintenance during its water depth upgrade which was completed in November 2006. With the SEAHAWK and ATWOOD HUNTER currently working offshore West Africa, both rigs have experienced increased travel, freight and shorebase costs due to higher transportation and living expenses in West Africa. Contract drilling costs for the SEAHAWK also reflect amortization of approximately $1.4 million of deferred expenses in the first quarter of fiscal year 2007 compared to none in the first quarter of fiscal year 2006. The ATWOOD HUNTER incurred additional maintenance costs during a planned regulatory inspection period in December 2006. In addition to the rising personnel costs mentioned above, the ATWOOD EAGLE and RICHMOND incurred higher maintenance costs during the first quarter of fiscal year 2007 due to the amount and timing of certain maintenance projects when compared to the same period in the prior year. The ATWOOD BEACON also experienced higher maintenance costs during the first quarter of fiscal year
2007 while it was in a Singapore shipyard having its last leg sections reattached. The VICKSBURG, ATWOOD SOUTHERN CROSS, AUSTRALIA MANAGEMENT CONTRACTS and other drilling costs have remained relatively consistent when compared to the first quarter of the prior fiscal year.

         Depreciation expense for the three months ended December 31, 2006 increased 25% compared to the three months ended December 31, 2005. An analysis of depreciation expense by rig is as follows:

                                         DEPRECIATION EXPENSE
                                          (In millions)
                             -----------------------------------------
                                   Three Months Ended December 31,
                             -----------------------------------------
                                2006           2005           Variance
                              -------        --------        ---------

SEAHAWK                         $1.5          $0.2             $ 1.3
ATWOOD FALCON                    0.9           0.7               0.2
ATWOOD SOUTHERN CROSS            0.8           0.7               0.1
ATWOOD HUNTER                    1.4           1.3               0.1
ATWOOD BEACON                    1.3           1.3                 -
VICKSBURG                        0.7           0.7                 -
RICHMOND                         0.2           0.2                 -
ATWOOD EAGLE                     1.1           1.2              (0.1)
OTHER                            0.1           0.1                 -
                                ----          ----             -----
                                $8.0          $6.4             $ 1.6
                                ====          ====             =====



     Depreciation expense has increased for the SEAHAWK and ATWOOD FALCON as both rigs recently finished their upgrades, which were completed subsequent to the first quarter of the prior fiscal year, while depreciation expense for all other rigs have has remained relatively consistent with the prior year quarter. The SEAHAWK was almost fully depreciated prior to its upgrade, accordingly, ongoing quarterly depreciation expense will approximate first quarter fiscal year 2007 levels.

     General and administrative expenses for the first quarter of fiscal year 2007 increased compared to the first quarter of the prior fiscal year primarily due to an approximate $0.7 million increase in annual bonus compensation. Interest expense has decrease primarily due to the reduction of our outstanding debt and due to $0.8 million of capitalized interest charges related to the construction of the ATWOOD AURORA. Interest income has increased when compared to the first quarter of fiscal year 2006 due to higher interest rates earned on higher cash balances.

     Virtually all of our tax provision for each of the three months ended December 31, 2006 and 2005 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the first quarter of fiscal year 2007 and 2006, our effective tax rate for both quarters is significantly less than the United States federal statutory rate. Excluding any discrete items that may be incurred, we expect our effective tax rate to be between 13% and 18% for the entire fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

     Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2001 through 2006, net cash provided by operating activities ranged from a low of approximately $13.7 million in fiscal year 2003 to a high of approximately $85.5 million in fiscal year 2006. For the three months ended December 31, 2006, net cash provided by operating activities totaled approximately $50.1 million. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. With approximately 95% and 75% of our available operating rig days committed for fiscal years 2007 and 2008, respectively, at historically high dayrates, we anticipate significant increases in cash flows and earnings during fiscal years 2007 and 2008. Other than our expected capital expenditures of around $115 million (including funding for the construction of our new jack-up rig), the only additional firm cash commitment for fiscal year 2007, outside of funding current rig operations, is our required quarterly repayments under the term portion of our senior secured credit facility which will total $36 million for fiscal year 2007. We expect to generate sufficient cash flows from operations to satisfy these obligations.

     As of December 31, 2006, we had $45 million outstanding under the term portion of our credit facility and no funds borrowed under the $100 million revolving portion of our credit facility. We are in compliance with all financial covenants under our credit facility at December 31, 2006, and expect to remain in compliance with all financial covenants during the remainder of fiscal year 2007. Aside from unforeseen noncompliance with the financial covenants, no other provisions exist in the credit facility that could result in acceleration of the April 1, 2008 maturity date.

     At December 31, 2006, the collateral for our credit facility consists primarily of preferred mortgages on all eight of our active drilling units (with an aggregate net book value at December 31, 2006 totaling approximately $399 million). We are not required to maintain compensating balances; however, we are required to pay a fee of approximately 0.60% per annum on the unused portion of the revolving portion of our credit facility and certain other administrative costs.

     During the first three months of fiscal year 2007, we used internally generated cash to expend approximately $13 million toward the construction of the ATWOOD AURORA, approximately $8 million on completing the water depth upgrade and equipment maintenance of the ATWOOD FALCON and approximately $3 million in other capital expenditures. We had cash and cash equivalents on hand at December 31, 2006 of approximately $40 million. We estimate that our total capital expenditures for the last three quarters of fiscal year 2007 will be around $95 million, with approximately $70 million of these estimated expenditures relating to the construction of the ATWOOD AURORA. In fiscal year 2008, we expect to expend approximately $45 million in completing the construction of the ATWOOD AURORA. We anticipate using internally generated funds to satisfy these obligations.

     Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables; however, we have a $0.9 million allowance for doubtful accounts at December 31, 2006.

     Insurance receivables increased by $3.6 million during the current quarter due to the completion of the work to restore the ATWOOD BEACON to its original condition prior to the July 2004 incident when the legs were damaged. The majority of the restoration work was completed in early calendar year 2005, at which time the rig was placed back into service. The current quarter repairs were needed to finish the final leg extensions to restore the rig to their original condition. We have insurance coverage to reimburse the costs of repairs and loss of hire coverage of $70,000 per day. Approximately $0.6 million of capitalized costs and $1.0 million of other costs were incurred for the leg installation during the current quarter, while revenue recognized from the loss of hire coverage totaled $2.6 million during the current quarter and is reflected as business interruption proceeds on the Consolidated Statement of Operations. We expect to collect the related insurance receivable during the next quarter.

     Long-term deferred credits have increased by $10.9 million during the current quarter primarily due to deferred fees associated with the upgrade of the ATWOOD FALCON. Lump sum fees received for upgrade costs reimbursed by our customers are reported as deferred credits in the accompanying Consolidated Balance Sheets and are recognized as earned on a straight-line method over the term of the related drilling contract.

                                 PART I. ITEM 3
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     All of the $45 million of long-term debt outstanding at December 31, 2006, was floating rate debt. As a result, our annual interest costs in fiscal year 2007 will fluctuate based on interest rate changes. Because the interest rate on our long-term debt is a floating rate and due to our debt maturing in 2008, the fair value of our long-term debt approximated carrying value as of December 31, 2006. The impact on annual cash flow of a 10% change in the floating rate (approximately 70 basis points) would be approximately $0.3 million, which we believe to be immaterial. We did not have any open derivative contracts relating to our floating rate debt at December 31, 2006.


FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on December 31, 2006 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $0.3 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 2006.

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

         10.1 Fourth Amendment to Credit Agreement dated June 15, 2005 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed July 8, 2005).

         10.2 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2007 (Incorporated herein
                  by reference to Exhibit 10.2.2 of our Form   10-K filed
                  December 13, 2006)

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



                                              ATWOOD OCEANICS, INC.
                                              (Registrant)




Date:  February 8, 2007                       /s/JAMES M. HOLLAND_
                                              ------------------
                                              James M. Holland
                                              Senior Vice President,
                                              Chief Financial Officer, Chief
                                              Accounting Officer and Secretary

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

         10.1 Fourth Amendment to Credit Agreement dated June 15, 2005 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed July 8, 2005).

         10.2 Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2007 (Incorporated herein by reference to Exhibit 10.2.2 of our Form 10-K filed December 13, 2006)

         *31.1    Certification of Chief Executive Officer

         *31.2    Certification of Chief Financial Officer

         *32.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

         *32.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith