Form 10-Q
period 2007-03-31
ATWOOD OCEANICS INC
filed 2007-05-10
CIK 8411

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------
                                    Form 10-Q

       |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2007
                         COMMISSION FILE NUMBER 1-13167

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes___ No X
                                               ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2007: 31,478,777 shares of common stock, $1 par value
-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2007


                                      INDEX

Part I. Financial Information

      Item 1.  Unaudited Condensed Consolidated Financial Statements       Page

a)    Condensed Consolidated Statements of Operations
               For the Three and Six Months Ended March 31, 2007 and 2006.....3

b)    Condensed Consolidated Balance Sheets
               As of March 31, 2007 and September 30, 2006....................4

c)    Condensed Consolidated Statements of Cash Flows
                     For the Six Months Ended March 31, 2007 and 2006.........5

d)    Condensed Consolidated Statement of Changes in Shareholders'
               Equity for the Six Months Ended March 31, 2007.................6

e)    Notes to Condensed Consolidated Financial Statements....................7


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................13

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk....24

      Item 4.  Controls and Procedures.......................................25

Part II. Other Information

      Item 4. Submission of Matters to a Vote of Security Holders............26

      Item 6.  Exhibits .....................................................27

Signatures...................................................................28



                              PART I. ITEM I - FINANCIAL STATEMENTS
                              ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except per share amounts)


                                                              Three Months Ended                       Six Months Ended
                                                                   March 31,                               March 31,
                                                         ------------------------------         ------------------------------
                                                               2007             2006                2007             2006
                                                               ----             ----                ----             ----

REVENUES:
Contract drilling                                             $ 94,262        $ 67,529            $ 180,504      $ 122,943
Business interruption proceeds                                       -               -                2,558              -
                                                              --------        --------            ---------      ---------
                                                                94,262          67,529              183,062        122,943
                                                              --------        --------            ---------      ---------

COSTS AND EXPENSES:
Contract drilling                                               43,617          37,270               92,727         71,040
Depreciation                                                     8,329           6,207               16,344         12,597
General and administrative                                       4,851           4,605               12,042         10,598
Gain on sale of equipment                                         (137)             -                  (184)        (9,275)
                                                              --------        --------            ---------      ---------
                                                                56,660          48,082              120,929         84,960
                                                              --------        --------            ---------      ---------
OPERATING INCOME                                                37,602          19,447               62,133         37,983
                                                              --------        --------            ---------      ---------

OTHER INCOME (EXPENSE)
Interest expense, net of capitalized interest                     (388)         (1,467)                (925)        (3,207)
Interest income                                                    404             338                  873            569
                                                              --------        --------            ---------      ---------
                                                                    16          (1,129)                 (52)        (2,638)
                                                              --------        --------            ---------      ---------
INCOME BEFORE INCOME TAXES                                      37,618          18,318               62,081         35,345
PROVISION FOR INCOME TAXES                                       5,861           2,689                9,239          5,193
                                                              --------        --------            ---------      ---------
NET INCOME                                                    $ 31,757        $ 15,629             $ 52,842       $ 30,152
                                                              ========        ========            =========      =========

EARNINGS PER COMMON SHARE (SEE NOTE 2):
            Basic                                               $ 1.02          $ 0.51               $ 1.70         $ 0.98
            Diluted                                               1.01            0.50                 1.67           0.96
AVERAGE COMMON SHARES OUTSTANDING
    (SEE NOTE 2):
            Basic                                               31,148          30,926               31,104         30,832
            Diluted                                             31,577          31,446               31,595         31,327




The accompanying notes are an integral part of these condensed consolidated financial statements.



                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            March 31,       September 30,
                                                             2007              2006
                                                          -----------       ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $  59,749         $  32,276
    Accounts receivable, net of an allowance of                73,157            80,222
        $750 at both March 31, 2007 and
        September 30, 2006, respectively
    Income tax receivable                                       3,578                65
    Insurance receivable                                        1,557               550
    Inventories of materials and supplies                      24,090            22,124
    Deferred tax assets                                         1,466             2,563
    Prepaid expenses and other                                  4,261             9,873
                                                            ---------         ---------
      Total Current Assets                                    167,858           147,673
                                                            ---------         ---------

NET PROPERTY AND EQUIPMENT                                    461,687           436,166
                                                            ---------         ---------

DEFERRED COSTS AND OTHER ASSETS                                 9,846             9,990
                                                            ---------         ---------
                                                            $ 639,391         $ 593,829
                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable                      $  36,000         $  36,000
   Accounts payable                                            10,708            11,760
   Accrued liabilities                                         19,929            13,201
   Deferred Credits                                                36               404
                                                            ---------         ---------
       Total Current Liabilities                               66,673            61,365
                                                            ---------         ---------

LONG-TERM DEBT,
   net of current maturities:                                       -            28,000
                                                            ---------         ---------
                                                                    -            28,000
                                                            ---------         ---------
OTHER LONG TERM LIABILITIES:
     Deferred income taxes                                     17,438            18,591
     Deferred credits                                          31,472            23,284
     Other                                                      2,974             3,695
                                                            ---------         ---------
                                                               51,884            45,570
                                                            ---------         ---------
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
         1,000 shares authorized,  none outstanding                 -                 -
    Common stock, $1 par value, 50,000 shares
          authorized with 31,232 and 31,046 issued
          and outstanding at March 31, 2007 and
          September 30, 2006, respectively                     31,232            31,046
    Paid-in capital                                           124,828           115,916
    Retained earnings                                         364,774           311,932
                                                            ---------         ---------
        Total Shareholders' Equity                            520,834           458,894
                                                            ---------         ---------
                                                            $ 639,391         $ 593,829
                                                            =========         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Six Months Ended March 31,
                                                                            -----------------------------------
                                                                                 2007                 2006
                                                                            ----------------      -------------

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                              $52,842            $30,152
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                                      16,344             12,597
              Amortization of debt issuance costs                                  402                402
              Amortization of deferred items                                   (20,408)             9,311
              Provision for doubtful accounts                                      113                196
              Deferred income tax expense (benefit)                               (558)               310
              Stock-based compensation expense                                   2,494              2,275
              Tax benefit from the exercise of stock options                         -               (620)
              Gain on sale of equipment                                           (184)            (9,275)
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                         6,952            (17,432)
              Increase in insurance receivable                                  (1,007)                 -
              Decrease (increase) in income tax receivable                      (3,513)             2,168
              Increase in inventory                                             (1,966)            (3,367)
              Decrease in prepaid expenses and other                             4,677                691
              Increase in deferred costs and other assets                       (3,143)            (3,967)
              Increase (decrease) in accounts payable                           (1,052)               463
              Increase in accrued liabilities                                    6,728              9,252
              Increase in deferred credits and other liabilities                31,327              1,191
              Other increases                                                      (11)                 4
                                                                               --------           -------
                Net cash provided by operating activities                       90,037             34,351
                                                                               -------            -------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                   (42,109)           (43,516)
        Proceeds from sale of equipment                                            439             25,177
                                                                               ------             -------
               Net cash used by investing activities                           (41,670)           (18,339)
                                                                               -------            -------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                                  2,880              5,466
        Tax benefit from the exercise of stock options                           4,226                620
        Principal payments on debt                                             (28,000)           (18,000)
                                                                               -------            -------
                       Net cash used by financing activities                   (20,894)           (11,914)
                                                                               -------            -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       27,473              4,098
CASH AND CASH EQUIVALENTS, at beginning of period                              $32,276            $18,982
                                                                               -------            -------
CASH AND CASH EQUIVALENTS, at end of period                                    $59,749            $23,080
                                                                               =======            =======
-----------------------------


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



--------------------------------------------------------------------------------------------------------------------
                                                                                                          Total
                                                    Common Stock            Paid-in       Retained    Stockholders'
(In thousands)                                  Shares        Amount        Capital       Earnings       Equity
--------------------------------------------------------------------------------------------------------------------

September 30, 2006                                31,046    $31,046        $115,916        $311,932      $458,894
   Net income                                          -          -               -          52,842        52,842
   Restricted stock awards                             6          6              (6)              -             -
   Exercise of employee stock options                180        180           2,700               -         2,880
   Stock option and restricted stock
        award compensation expense                     -          -           2,494               -         2,494
   Tax benefit from exercise of employee
       stock options                                   -          -           3,724               -         3,724
                                                  ------     -------       --------        --------      --------
March 31, 2007                                    31,232     $31,232       $124,828        $364,774      $520,834
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

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of March 31, 2007 and for each of the three and six month periods ended March 31, 2007 and 2006, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2006. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2006. In our opinion, the unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of our financial position and results of operations for the periods presented.


2.   SHARE-BASED COMPENSATION

     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of March 31, 2007, unrecognized compensation cost, net of estimated
forfeitures,   related  to  stock  options  and  restricted   stock  awards  was
approximately $5.2 million and $5.3 million, respectively, which we expect to recognize over a weighted average period of approximately 2.5 years. The recognition of share-based compensation expense had the following effect on our consolidated statements of operations (in thousands, except per share amounts):


                                                   Three Months Ended     Six Months Ended
                                                   ------------------     ----------------
March 31, 2007:
Increase in contract drilling expenses                   $ 331               $  591
Increase in general and administrative expenses            950                1,903
Decrease in income tax provision                          (333)                (666)
                                                         -----               ------
Decrease of net income                                   $ 949               $1,828
                                                         =====               ======

Decrease in earnings per share:
     Basic                                               $0.03               $ 0.06
     Diluted                                             $0.03               $ 0.06


March 31, 2006:
Increase in contract drilling expenses                  $  150               $  300
Increase in general and administrative expenses          1,325                1,975
Decrease in income tax provision                          (464)                (691)
                                                        ------               ------
Decrease of net income                                  $1,011               $1,584
                                                        ======               ======

Decrease in earnings per share:
     Basic                                               $0.03                $0.05
     Diluted                                             $0.03                $0.05



     Awards of restricted stock and stock options have both been granted under our stock incentive plans during the current fiscal year. We deliver newly issued shares of common stock for restricted stock awards upon vesting and upon exercise of stock options. All stock incentive plans currently in effect have been approved by the shareholders of our outstanding common stock.

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

     The per share weighted average fair value of stock options granted during the six months ended March 31, 2007 was $23.64. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the six months ended March 31, 2007:

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

     A summary of stock option activity during the six months ended March 31, 2007 is as follows:

                                                                      Wtd. Avg.
                                                     Wtd. Avg.        Remaining        Aggregate
                                    Number of        Exercise        Contractual       Intrinsic
                                  Options (000s)       Price         Life (Years)     Value (000s)
                                  --------------     ---------      -------------     -----------
Outstanding at October 1, 2006           1,437          $ 19.56
Granted                                     79          $ 49.97
Exercised                                 (177)         $ 16.11                          $  6,492
Forfeited                                  (10)         $ 28.35
                                         -----
Outstanding at March 31, 2007            1,329          $ 21.77              6.4         $ 49,067
                                         =====
Exercisable at March 31, 2007              917          $ 17.74              5.5         $ 37,557
                                         =====




     Restricted Stock

     We have also awarded restricted stock to certain employees and to our non-employee directors. The awards of restricted stock to employees are subject to three year vesting. Awards of restricted stock to non-employee directors prior to March 2007 vest immediately while awards granted in March 2007 are subject to three year vesting. All restricted stock awards granted to date are restricted from transfer for three years from the date of grant, whether vested or unvested. We value restricted stock awards at fair market value of our common stock on the date of grant.

     A summary of restricted stock activity for the six months ended March 31, 2007, is as follows:

                                                 Number of       Wtd. Avg.
                                               Shares (000s)     Fair Value
                                               -------------     ----------
Unvested at September 30, 2006                        93          $ 38.07
Granted                                               78          $ 49.99
Vested                                                (6)         $ 46.92
Forfeited                                             (1)         $ 49.97
                                                    ----          -------
Unvested at March 31, 2007                           164          $ 43.36
                                                    ====          =======

3.       EARNINGS (LOSS) PER COMMON SHARE

         The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                  Three Months Ended                           Six Months Ended
                                             ---------------------------------         -----------------------------------

                                             Net                    Per Share            Net                     Per Share
                                            Income       Shares       Amount           Income        Shares        Amount
                                            -------     --------    ---------         --------       ------      ----------
March 31, 2007:
      Basic earnings per share              $ 31,757       31,148       $  1.02       $ 52,842        31,104       $ 1.70
      Effect of dilutive securities:
           Stock options options                 ---          429       $ (0.01)           ---           491       $ (0.03)
                                              ------       ------       -------       --------        ------       -------

      Diluted earnings per share            $ 31,757       31,577       $  1.01       $ 52,842        31,595       $  1.67
                                            ========       ======       =======       ========        ======       =======

March 31, 2006:
      Basic earnings per share              $ 15,629       30,926       $ 0.51        $ 30,152        30,832       $  0.98
      Effect of dilutive securities:
           Stock options options                 ---          520       $ (0.01)           ---           495       $ (0.02)
                                            --------       ------       -------       --------        ------       -------

      Diluted earnings per share            $ 15,629       31,446       $  0.50       $ 30,152        31,327       $  0.96
                                            ========       ======       =======       ========        ======       =======



     The calculation of diluted earnings per share for the three and six month periods ending March 31, 2007 excludes consideration of shares of common stock related to 203,000 outstanding stock options because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

         4.       PROPERTY AND EQUIPMENT

         A summary of property and equipment by classification is as follows (in thousands):

                                             March 31,           September 30,
                                              2007                   2006
                                            ----------           ------------

Drilling vessels and related equipment
    Cost                                    $ 731,669             $ 691,289
    Accumulated depreciation                 (277,106)             (261,682)
                                            ---------             ---------
    Net book value                            454,563               429,607
                                            ---------             ---------

Drill pipe
    Cost                                       14,065                13,271
    Accumulated depreciation                   (8,940)               (8,257)
                                            ---------             ---------
    Net book value                              5,125                 5,014
                                            ---------             ---------

Furniture and other
    Cost                                        8,407                 7,920
    Accumulated depreciation                   (6,408)               (6,375)
                                            ---------             ---------
    Net book value                              1,999                 1,545
                                            ---------             ---------

     NET PROPERTY AND EQUIPMENT             $ 461,687             $ 436,166
                                            =========             =========



     ATWOOD BEACON

     During the first quarter of the current fiscal year, we completed the work to restore the ATWOOD BEACON to its original condition prior to the July 2004 incident offshore of Indonesia whereby all three legs and the derrick incurred damage while positioning for a well. The majority of the restoration work was completed in early calendar year 2005, at which time the rig was placed back into service. The more recent repairs were needed to finish the final leg extensions to restore the rig to its original condition. We had insurance coverage to reimburse the costs of repairs and loss of hire coverage of $70,000 per day. Approximately $0.6 million of capitalized costs and $1.0 million of other costs were incurred for the leg installation during the prior quarter. In addition, $2.6 million of revenue recognized from the loss of hire coverage during the quarter ended December 31, 2006 was subsequently collected during the current quarter and is reflected as business interruption proceeds in our Consolidated Statement of Operations. We expect to collect the remaining insurance receivable during the next quarter.

     SALE OF EQUIPMENT

     In October 2005, we sold our semisubmersible hull, SEASCOUT, for $10 million (net after certain expenses) and our spare 15,000 P.S.I. BOP Stack for approximately $15 million for a gain of approximately $9.3 million. We had no operations or revenues associated with these assets prior to their sale.

5.   INCOME TAXES

     Virtually all of our tax provision for each of the three and six months ended March 31, 2007 and 2006 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and six months ended March 31, 2007 and 2006, our effective tax rate for these periods is significantly less than the United States federal statutory rate.


6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS No. 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently analyzing the provisions of SFAS No. 159 and determining how it will affect accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.

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

     In September 2005, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal periods. We are currently analyzing the provisions of SFAS No. 157 and determining how it will affect accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.




7.   COMMITMENTS AND CONTINGENCIES

     We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

                                 PART I. ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-Q for the quarterly period ended March 31, 2007 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context requires otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

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


     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The words "believe," "impact," "intend," "estimate," "anticipate," "plan," and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis in Part I,
Item 2 hereof and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our Form 10K for the year ended September 30, 2006. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. .

MARKET OUTLOOK
--------------

     We have 100% of available rig days for the remainder of fiscal year 2007 contracted, with contracted rig days for fiscal years 2008 and 2009 at approximately 75% and 30%, respectively. A comparison of the average per day revenues for fiscal year 2006 and for the first six months of fiscal year 2007 for each of our eight drilling units to their current highest contracted dayrate commitments is as follows:


                              Average Per Day Revenues(1)
                            -----------------------------
                                                               Current Highest       Percentage Change from
                              Fiscal          Fiscal             Contracted         Fiscal Year-to-Date 2007
                               Year        Year-to-Date            Dayrate            to Highest Contracted
                               2006            2007              Commitment            Dayrate Commitment
                            -----------    --------------     ------------------    --------------------------

ATWOOD EAGLE                  $129,000          $156,000           $405,000                     160%
ATWOOD HUNTER                  172,000           213,000            245,000                      15%
ATWOOD FALCON                   83,000           116,000            200,000                      72%
ATWOOD SOUTHERN CROSS           82,000           129,000            325,000                     152%
ATWOOD BEACON                   88,000           105,000            133,500                      29%
VICKSBURG                       82,000            93,000            154,000                      66%
SEAHAWK                         32,000            87,000             68,400(2)                (2)---
RICHMOND                        55,000            81,000             80,000                      ---


(1) Includes dayrate and service revenues
(2) Does not include amortized deferred fees of approximately $19,000 per day.

     The ATWOOD EAGLE is currently working offshore Australia for BHP Billiton Petroleum ("BHPB") on a drilling program currently expected to extend into January 2008. Immediately following the completion of the BHPB work, the rig has a one-well commitment at a dayrate of $360,000 and a two-year commitment with Woodside Energy Limited ("Woodside") (expected to commence in March 2008) at a dayrate of $405,000. The ATWOOD HUNTER is currently working offshore Libya for Woodside at a dayrate of $245,000. The current Woodside contract extends to April/May 2008. The ATWOOD FALCON has contractual commitments offshore Malaysia with Sarawak Shell Berhad that extend to July 2009, with an operating dayrate of $113,000 until July 2007, then increasing to $160,000 to $200,000 per day for two years thereafter. The ATWOOD SOUTHERN CROSS currently has contractual commitments in the Black Sea with dayrates ranging from $125,000 to $325,000. These commitments could extend into the third quarter of fiscal year 2008 if all option wells are exercised. Currently, the ATWOOD BEACON is working under a long-term contract commitment offshore India that extends to January 2009. The dayrate for the contract is $113,000 to January 2008 and $133,500 for one year thereafter. The VICKSBURG is currently working offshore Thailand under a contract commitment for Chevron Overseas Petroleum which provides a dayrate of $94,500 to June 2007 and $154,000 for two years thereafter. The SEAHAWK has a contract commitment offshore Equatorial Guinea which extends to September 2008 at a dayrate of approximately $68,400 plus amortized deferred fees of approximately $20,000 per day. The RICHMOND, our only rig in the U.S. Gulf of Mexico, has a current contract commitment which should extend to October 2007 at a dayrate of $80,000. The Australian management contract, which provided an income of approximately $5,000 per day during the first six months of fiscal year 2007, is expected to terminate in May 2007.

Our contract drilling costs increased 31% for the first six months of fiscal year 2007 compared to the same period in fiscal year 2006. A comparative analysis of per day contract drilling costs is as follows:


                                                 Average Per Day Contract Drilling Costs
                               --------------------------------------------------------------------------
                                                                                     Percentage Change
                                                                                     from Fiscal Year
                                                   First             Second          2006 Compared to
                                 Fiscal           Quarter          Quarter of         Second Quarter
                                  Year           of Fiscal           Fiscal          Fiscal Year 2007
                                  2006           Year 2007         Year 2007
                              --------------    ------------     ---------------    --------------------
ATWOOD EAGLE                     $74,000         $86,000             $94,000                 27%
ATWOOD HUNTER                     51,000          65,000              65,000                 27%
ATWOOD FALCON                     45,000          95,000(1)           50,000                 11%
ATWOOD SOUTHERN CROSS             66,000(2)       57,000              48,000                (27%)
ATWOOD BEACON                     29,000          44,000              39,000                 34%
VICKSBURG                         33,000          41,000              33,000                 ---
SEAHAWK                           23,000          74,000(3)           77,000(3)             235%
RICHMOND                          28,000          33,000              38,000                 36%
OTHER                             17,000          12,000              26,000                 53%


  (1) Daily operating costs were high due to planned maintenance during the period the rig was in a shipyard undergoing its water depth upgrade.
  (2) The daily average operating costs of the ATWOOD SOUTHERN CROSS was high due to $8.6 million of mobilization expense amortization during the fiscal year 2006 resulting from the rig being relocated from Southeast Asia to the Mediterranean during the fourth quarter of fiscal year 2005.
  (3) During fiscal year 2006, the SEAHAWK worked the first half of the year in a relatively low operating cost area of Southeast Asia compared to its current operating area of West Africa and was upgraded and relocated to West Africa during the second half of fiscal year 2006 which also contributed to the rig incurring low operating costs during fiscal year 2005. Daily operating costs for fiscal year 2007 also include amortized deferred costs of approximately $15,000 per day.

     Thus far, fiscal year 2007 factors impacting operating cost increases, are as follows: (1) end of calendar year bonuses paid to rig shorebase personnel;
(2) general salary increases to all rig-based personnel; (3) start-up costs associated with rigs commencing operations in new drilling areas (VICKSBURG in Thailand), (ATWOOD BEACON in India) and (SEAHAWK in West Africa); costs associated with maintenance during shipyard periods (ATWOOD FALCON and ATWOOD BEACON); higher than normal maintenance costs incurred on the ATWOOD HUNTER during the fourteen zero rate days in December 2006 when the rig was undergoing required regulatory inspections and higher than normal payroll costs incurred by the ATWOOD EAGLE due to extra personnel assigned to the rig for training purposes. Operating costs will vary for all rigs depending upon each rig's specific operating activities.

     During the last quarter of fiscal year 2007 and first half of fiscal year 2008, some of our rigs are expected to incur some zero rate days for required regulatory inspections and planned maintenance. Our goal is to maintain our fleet and plan our downtime maintenance periods with a focus on minimizing downtime and achieving longer term returns. The VICKSBURG could be off dayrate for ten to fourteen days during the last quarter of fiscal year 2007. The ATWOOD EAGLE could incur ten to fourteen zero rate days during the first or second quarter of fiscal year 2008, while the ATWOOD HUNTER could incur five to ten zero rate days during the fourth quarter of fiscal year 2007. The ATWOOD SOUTHERN CROSS could incur five to ten zero rate days during the last quarter of fiscal year 2007; while the RICHMOND could incur fourteen to twenty-one zero rate days during the first quarter of fiscal year 2008. In addition to our planned downtime, we would also expect to incur some unplanned downtime for maintenance and repairs. Historically, approximately 1% to 1 1/2% of zero rate downtime days has been experienced.

     With a skilled labor shortage continuing to develop in the offshore drilling industry coupled with our continuing focus on developing and training personnel, we expect our personnel related costs will continue to be at higher levels. We currently estimate that daily operating costs for our eight operating units could range as follows:

         ATWOOD EAGLE                       $95,000 to $105,000
         ATWOOD HUNTER                      $65,000 to $75,000
         ATWOOD FALCON                      $50,000 to $60,000
         ATWOOD SOUTHERN CROSS              $50,000 to $60,000
         SEAHAWK                            $65,000 to $75,000*
         ATWOOD BEACON                      $35,000 to $45,000
         VICKSBURG                          $35,000 to $45,000
         RICHMOND                           $35,000 to $45,000

         *Includes amortized deferred costs of approximately $15,000 per day.


     Our ninth mobile offshore drilling unit, an ultra-premium class jack-up to be named the ATWOOD AURORA, is currently under construction in Brownsville, Texas, with delivery to occur by September 30, 2008. We estimate the total costs of construction (including capitalized interest) will be approximately $160 million. We intend to finance the construction of the new rig primarily from expected operating cash flows and cash on hand balances; however, if and when necessary, the $100 million revolving portion of our credit facility may provide some funding for the new rig. As of May 8, 2007, we have no outstanding borrowing under the $100 million revolving credit portion of our credit facility.

     We will continue to explore opportunities for growth. Revenues, operating cash flows and earnings for fiscal year 2006 were the highest in our history. With our backlog of contracted days at historically high dayrates providing increasing revenue expectations, we anticipate that operating results for fiscal year 2007 and 2008 will reflect significant improvement over fiscal year 2006 operating results.

RESULTS OF OPERATIONS

     Revenues for the three and six months ended March 31, 2007 increased 40% and 49%, respectively, compared to the three and six months ended March 31, 2006. A comparative analysis of revenues is as follows:

                                                                   REVENUES
                                                                 (In millions)
                                    ---------------------------------------------------------------------------
                                       Three Months Ended March 31,            Six Months Ended March 31,
                                    ------------------------------------   ------------------------------------
                                       2007         2006      Variance        2007         2006      Variance
                                    -----------   ---------  -----------   ------------  ---------   ----------

ATWOOD HUNTER                        $ 21.0       $ 12.1       $  8.9         $ 38.7     $ 22.4        $ 16.3
ATWOOD FALCON                          12.1          6.6          5.5           21.0       13.4           7.6
SEAHAWK                                 7.8          2.9          4.9           15.9        7.5           8.4
ATWOOD BEACON                          10.3          7.1          3.2           19.1       13.0           6.1
RICHMOND                                7.2          4.1          3.1           14.7        8.1           6.6
ATWOOD SOUTHERN CROSS                  12.0         10.7          1.3           23.4       16.7           6.7
VICKSBURG                               8.5          7.8          0.7           17.0       14.5           2.5
ATWOOD EAGLE                           13.6         13.4          0.2           28.4       21.4           7.0
AUSTRALIA MANAGEMENT CONTRACTS          1.8          2.8         (1.0)           4.9        5.9          (1.0)
                                     ------       ------      -------         ------     ------        ------
                                     $ 94.3       $ 67.5      $  26.8         $183.1     $122.9        $ 60.2
                                     ======       ======      =======         ======     ======        ======



     The increase in fleetwide revenues for the current quarter and year-to-date periods is primarily attributable to the increase in average dayrates due to improving market conditions and strong demand for offshore drilling equipment as previously discussed in "Market Outlook". Increases in revenues for the ATWOOD HUNTER, ATWOOD FALCON, SEAHAWK, ATWOOD BEACON, RICHMOND, ATWOOD SOUTHERN CROSS, VICKSBURG and the ATWOOD EAGLE were related to each of these drilling units working under higher dayrate contracts during the current quarter compared to the first quarter of the prior fiscal year. Revenue for the AUSTRALIA MANAGEMENT CONTRACTS was lower for the three and six month periods ended March 31, 2007 when compared to the prior fiscal year periods due to decreased activity during the current quarter as the most recent drilling program was completed at the end of the first quarter of fiscal year 2007.

     Contract drilling costs for the three and six months ended March 31, 2007 increased 17% and 31%, respectively compared to the three and six months ended March 31, 2006. An analysis of contract drilling costs by rig is as follows:


                                                         CONTRACT DRILLING COSTS
                                                                (In millions)
                                    --------------------------------------------------------------------------
                                       Three Months Ended March 31,            Six Months Ended March 31,
                                    ------------------------------------   -----------------------------------
                                       2007         2006      Variance        2007        2006      Variance
                                    -----------   ---------  -----------   -----------  ---------  -----------

SEAHAWK                             $  6.9        $ 1.7       $  5.2        $ 13.7       $  4.1     $   9.6
ATWOOD EAGLE                           8.5          6.2          2.3          16.4         12.2         4.2
ATWOOD HUNTER                          5.8          3.9          1.9          11.8          7.7         4.1
ATWOOD FALCON                          4.6          3.5          1.1          13.3          7.2         6.1
RICHMOND                               3.4          2.5          0.9           6.4          4.9         1.5
ATWOOD BEACON                          3.5          2.8          0.7           7.6          5.1         2.5
VICKSBURG                              2.9          2.5          0.4           6.6          6.0         0.6
AUSTRALIA MANAGEMENT CONTRACTS         1.4          2.4         (1.0)          3.9          5.2        (1.3)
ATWOOD SOUTHERN CROSS                  4.3         10.6         (6.3)          9.6         16.1        (6.5)
OTHER                                  2.3          1.2          1.1           3.4          2.5         0.9
                                    ------       ------       ------        ------       ------      ------
                                    $ 43.6       $ 37.3       $  6.3        $ 92.7       $ 71.0      $ 21.7
                                    ======       ======       ======        ======       ======      ======


     On a fleetwide basis, wage increases and extra personnel for development or training have resulted in higher personnel costs during the three and six months ended March 31, 2007 for virtually every rig when compared to the prior fiscal year periods. With the SEAHAWK and ATWOOD HUNTER currently working offshore West and North Africa, respectively, both rigs have experienced increased travel, freight and shorebase costs due to higher transportation and living expenses in West and North Africa. Contract drilling costs for the SEAHAWK also reflect amortization of approximately $1.4 million and $2.7 million of deferred expenses in the second quarter and year-to-date period of fiscal year 2007, respectively, compared to none in for the same periods of fiscal year 2006. The ATWOOD HUNTER incurred additional maintenance costs during a planned regulatory inspection period in December 2006. In addition to the rising personnel costs mentioned above, the ATWOOD EAGLE and RICHMOND incurred higher maintenance costs during the both quarters of fiscal year 2007 due to the amount and timing of certain maintenance projects when compared to the same periods in the prior fiscal year. The year-to-date increase in drilling costs for the ATWOOD FALCON is primarily attributable to planned maintenance during its water depth upgrade which was completed during the first quarter of the current fiscal year. The ATWOOD BEACON has also experienced higher year-to-date maintenance costs while in a Singapore shipyard having its last leg sections reattached during the first quarter of fiscal year 2007. While drilling costs for the VICKSBURG have remained relatively consistent other than higher personnel costs, AUSTRALIA MANAGEMENT CONTRACTS costs have decreased due to the decreased activity resulting from the completion of the current drilling program at the end of the first quarter of the current fiscal year. Drilling costs for the ATWOOD SOUTHERN CROSS have decreased primarily due to $6.0 million of mobilization expense amortization during the second quarter of the prior fiscal year compared to none during the current quarter. Other drilling costs have also increased due to rising personnel costs.

     Depreciation expense for the three and six months ended March 31, 2007 increased 34% and 29% compared to the three months ended March 31, 2006. An analysis of depreciation expense by rig is as follows:

                                                   DEPRECIATION EXPENSE
                                                      (In millions)
                          ---------------------------------------------------------------------
                            Three Months Ended March 31,         Six Months Ended March 31,
                           ----------------------------------  --------------------------------
                             2007       2006      Variance      2007         2006      Variance
                            -------   -------     ---------    -------      ------     --------

SEAHAWK                      $ 1.6     $ 0.1       $  1.5      $  3.0       $  0.3       $  2.7
ATWOOD FALCON                  1.1       0.7          0.4         2.0          1.4          0.6
ATWOOD SOUTHERN CROSS          0.8       0.6          0.2         1.6          1.3          0.3
ATWOOD HUNTER                  1.4       1.3          0.1         2.9          2.7          0.2
ATWOOD BEACON                  1.3       1.3            -         2.5          2.7         (0.2)
VICKSBURG                      0.7       0.7            -         1.4          1.4            -
ATWOOD EAGLE                   1.1       1.2         (0.1)        2.3          2.3            -
RICHMOND                       0.2       0.3         (0.1)        0.5          0.5            -
OTHER                          0.1       0.0          0.1         0.1          0.0          0.1
                             -----     -----       ------      ------       ------       ------
                             $ 8.3     $ 6.2       $  2.1      $ 16.3       $ 12.6       $  3.7
                             =====     =====       ======      ======       ======       ======



     Depreciation expense has increased for the SEAHAWK, ATWOOD FALCON and ATWOOD SOUTHERN CROSS as these rigs have recently undergone upgrades within the past year, while depreciation expense for all other rigs have has remained relatively consistent with the prior fiscal year periods. The SEAHAWK was almost fully depreciated prior to its upgrade; accordingly, ongoing quarterly depreciation expense will approximate first and second quarter fiscal year 2007 levels.

     General and administrative expenses for the six months ended March 31, 2007 increased compared to the prior fiscal year period primarily due to an approximate $0.7 million increase in annual bonus compensation. Interest expense has decreased for both the current quarter and year-to-date period primarily due to the reduction of our outstanding debt and due to $0.8 million and $1.6 million of capitalized interest charges related to the construction of the ATWOOD AURORA during the three and six months ended March 31, 2007, respectively. Year-to-date interest income has increased when compared to the prior fiscal year due to higher interest rates earned on higher cash balances.

     Virtually all of our tax provision for each of the three and six months ended March 31, 2007 and 2006 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and six months ended March 31, 2007 and 2006, our effective tax rate for these periods is significantly less than the United States federal statutory rate. Excluding any discrete items that may be incurred, we expect our effective tax rate to be between 13% and 16% for the entire fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

     Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2001 through 2006, net cash provided by operating activities ranged from a low of approximately $13.7 million in fiscal year 2003 to a high of approximately $85.5 million in fiscal year 2006. For the six months ended March 31, 2007, net cash provided by operating activities totaled approximately $90.0 million. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. With 100% of our available operating rig days committed for fiscal year 2007 and approximately 75% committed for fiscal year 2008, at historically high dayrates, we anticipate significant increases in cash flows and earnings during fiscal years 2007 and 2008. Other than our expected capital expenditures of approximately $115 million (including funding for the construction of our new jack-up rig), the only additional firm cash commitment for fiscal year 2007, outside of funding current rig operations, is our required quarterly repayments under the term portion of our senior secured credit facility which will total $36 million for fiscal year 2007. We expect to generate sufficient cash flows from operations to satisfy these obligations.

     As of March 31, 2007, we had $36 million outstanding under the term portion of our credit facility and no funds borrowed under the $100 million revolving portion of our credit facility. We are in compliance with all financial covenants under our credit facility at March 31, 2007, and expect to remain in compliance with all financial covenants during the remainder of fiscal year 2007. Aside from unforeseen noncompliance with the financial covenants, no other provisions exist in the credit facility that could result in acceleration of the April 1, 2008 maturity date.

     At March 31, 2007, the collateral for our credit facility consists primarily of preferred mortgages on all eight of our active drilling units (with an aggregate net book value at March 31, 2007 totaling approximately $393 million). We are not required to maintain compensating balances; however, we are required to pay a fee of approximately 0.60% per annum on the unused portion of the revolving portion of our credit facility and certain other administrative costs.

     During the first six months of fiscal year 2007, we used internally generated cash to expend approximately $27 million toward the construction of the ATWOOD AURORA, approximately $9 million on completing the water depth upgrade and equipment maintenance of the ATWOOD FALCON and approximately $6 million in other capital expenditures. We had cash and cash equivalents on hand at March 31, 2007 of approximately $60 million. We estimate that our total capital expenditures for the second half of fiscal year 2007 will be approximately $75 million, with approximately $60 million of these estimated expenditures relating to the construction of the ATWOOD AURORA. In fiscal year 2008, we expect to expend approximately $45 million in completing the construction of the ATWOOD AURORA. We anticipate using internally generated funds to satisfy these obligations.

     Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables; however, we have an approximate $0.8 million allowance for doubtful accounts at March 31, 2007.

     Insurance receivables increased by $1.0 million at March 31, 2007 compared to September 30, 2006 due to the completion in the first quarter of fiscal year 2007 of the work to restore the ATWOOD BEACON to its original condition prior to the July 2004 incident when the legs were damaged. We had insurance coverage to reimburse the costs of repairs and loss of hire coverage of $70,000 per day. Approximately $0.6 million of capitalized costs and $1.0 million of other costs were incurred for the leg installation during the prior quarter. In addition, $2.6 million of revenue recognized from the loss of hire coverage during the prior quarter was subsequently collected during the current quarter and is reflected as business interruption proceeds in our Consolidated Statement of Operations. We expect to collect the remaining insurance receivable during the next quarter.

     Long-term deferred credits have increased by approximately $8 million at March 31, 2007 compared to September 30, 2006 primarily due to deferred fees associated with the upgrade of the ATWOOD FALCON. Lump sum fees received for upgrade costs reimbursed by our customers are reported as deferred credits in the accompanying Consolidated Balance Sheets and are recognized as earned on a straight-line method over the term of the related drilling contract.

                                 PART I. ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     All of the $36 million of long-term debt outstanding at March 31, 2007, was floating rate debt. As a result, our annual interest costs in fiscal year 2007 will fluctuate based on interest rate changes. Because the interest rate on our long-term debt is a floating rate and due to our debt maturing in 2008, the fair value of our long-term debt approximated carrying value as of March 31, 2007. The impact on annual cash flow of a 10% change in the floating rate (approximately 70 basis points) would be approximately $0.3 million, which we believe to be immaterial. We did not have any open derivative contracts relating to our floating rate debt at March 31, 2007.


FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on March 31, 2007 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $0.5 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at March 31, 2007.

                                 PART I. ITEM 4
                             CONTROLS AND PROCEDURES


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

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of shareholders was held on February 8, 2007, at which the shareholders voted on the election of seven director nominees, all of whom were incumbent directors and who were elected or re-elected. In addition to voting on election of seven director nominees, the shareholders voted on a proposal to adopt the Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (the "2007 Plan") which was approved by shareholders. No other matters were presented for a vote at the annual meeting. Of the 29,436,586 shares of common stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director and the three proposals are as follows:

ELECTION OF DIRECTORS

NAME                               CAST FOR              VOTES WITHHELD
-----------------                 ----------             --------------

Deborah A. Beck                   28,886,786                 549,800

Robert W. Burgess                 28,886,556                 550,030

George S. Dotson                  28,880,521                 556,065

Hans Helmerich                    28,887,156                 549,430

John R. Irwin                     28,968,928                 467,658

James R. Montague                 29,048,288                 388,298

William J. Morrissey              27,337,594               2,098,992


PROPOSAL TO ADOPT THE 2007 PLAN

VOTES FOR                        VOTES AGAINST           VOTES WITHHELD
---------                        -------------           --------------
24,547,271                         2,147,738               2,741,577

                           PART II. OTHER INFORMATION


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

      10.1 Atwood Oceanics, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Appendix B to our DEF 14A filed January 9, 2007).

    *10.1.1 Form of Atwood Oceanics, Inc. Stock Option Agreement - 2007 Long-Term Incentive Plan.

    *10.1.2 Form of Restricted Stock Award Agreement - 2007 Long-Term Incentive Plan.

    *10.1.3 Form of Non-Employee Director Restricted Stock Award Agreement - 2007 Long-Term Incentive Plan.

      *31.1    Certification of Chief Executive Officer.

      *31.2    Certification of Chief Financial Officer.

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



                                 ATWOOD OCEANICS, INC.
                                 (Registrant)




Date:  May 9, 2007               /s/JAMES M. HOLLAND_
                                 ------------------
                                 James M. Holland
                                 Senior Vice President, Chief Financial Officer,
                                 Chief Accounting Officer and Secretary

                                  EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------                      ------------


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

     10.1   Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan
            (Incorporated herein by reference to Appendix B to our DEF 14A filed January 9, 2007).

    *10.1.1 Form of Atwood Oceanics, Inc. Stock Option Agreement - 2007
            Long-Term Incentive Plan.

    *10.1.2 Form of Restricted Stock Award Agreement - 2007 Long-Term
            Incentive Plan.

    *10.1.3 Form of Non-Employee Director Restricted Stock Award Agreement -
            2007 Long-Term Incentive Plan.

    *31.1   Certification of Chief Executive Officer.

    *31.2   Certification of Chief Financial Officer.

    *32.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

    *32.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

      *Filed herewith