Form 10-Q
period 2007-06-30
ATWOOD OCEANICS INC
filed 2007-08-08
CIK 8411

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                ----------------
                                    Form 10-Q

       |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                                  281-749-7800
               Registrant's telephone number, including area code:
                                 ---------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes___ No X
                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2007: 31,671,627 shares of common stock, $1 par value
-------------------------------------------------------------------------------

                              ATWOOD OCEANICS, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2007


                                      INDEX

Part I. Financial Information

         Item 1.  Unaudited Condensed Consolidated Financial Statements                   Page

a)       Condensed Consolidated Statements of Operations
                  For the Three and Nine Months Ended June 30, 2007 and 2006...............3

b)       Condensed Consolidated Balance Sheets
                  As of June 30, 2007 and September 30, 2006...............................4

c)       Condensed Consolidated Statements of Cash Flows
                        For the Nine Months Ended June 30, 2007 and 2006...................5

d)       Condensed Consolidated Statement of Changes in Shareholders'
                  Equity for the Nine Months Ended June 30, 2007...........................6

e)                Notes to Condensed Consolidated Financial
                  Statements...............................................................7


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............25

         Item 4.  Controls and Procedures.................................................26

Part II. Other Information

         Item 6.  Exhibits ............................................................. .27

Signatures................................................................................28




                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                   Three Months Ended                   Nine Months Ended
                                                      June 30,                             June 30,
                                                -------------------------            -------------------------
                                                   2007             2006                2007             2006
                                                   ----             ----                ----             ----

REVENUES:
Contract drilling                                  $ 98,371        $ 71,865            $ 278,875      $ 194,808
Business interruption proceeds                            -               -                2,558              -
                                                   --------        --------            ---------      ---------
                                                     98,371          71,865              281,433        194,808
                                                   --------        --------            ---------      ---------

COSTS AND EXPENSES:
Contract drilling                                    47,484          32,136              140,211        103,176
Depreciation                                          8,438           6,192               24,782         18,789
General and administrative                            5,949           4,830               17,991         15,428
Gain on sale of equipment                              (157)         (1,075)                (341)       (10,350)
                                                   --------        --------            ---------      ---------
                                                     61,714          42,083              182,643        127,043
                                                   --------        --------            ---------      ---------
OPERATING INCOME                                     36,657          29,782               98,790         67,765
                                                   --------        --------            ---------      ---------

OTHER INCOME (EXPENSE)
Interest expense, net of capitalized interest          (392)         (1,435)              (1,317)        (4,642)
Interest income                                         304             259                1,177            828
                                                   --------        --------            ---------      ---------
                                                        (88)         (1,176)                (140)        (3,814)
                                                   --------        --------            ---------      ---------
INCOME BEFORE INCOME TAXES                           36,569          28,606               98,650         63,951
PROVISION (BENEFIT) FOR INCOME TAXES                  4,536          (4,185)              13,775          1,008
                                                   --------        --------            ---------      ---------
NET INCOME                                         $ 32,033        $ 32,791            $  84,875      $  62,943
                                                   ========        ========            =========      =========

EARNINGS PER COMMON SHARE (SEE NOTE 3):
            Basic                                    $ 1.02          $ 1.06               $ 2.72         $ 2.04
            Diluted                                    1.00            1.04                 2.68           2.00
AVERAGE COMMON SHARES OUTSTANDING
    (SEE NOTE 3):
            Basic                                    31,491          31,037               31,233         30,900
            Diluted                                  31,964          31,580               31,718         31,411




The accompanying notes are an integral part of these condensed consolidated financial statements.



                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           June 30,       September 30,
                                                             2007             2006
                                                          ---------       ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $ 73,106         $ 32,276
    Accounts receivable, net of an allowance of               71,570           80,222
        $600 and $750 at June 30, 2007 and
        September 30, 2006, respectively
    Income tax receivable                                      2,854               65
    Insurance receivable                                           -              550
    Inventories of materials and supplies                     24,650           22,124
    Deferred tax assets                                          942            2,563
    Prepaid expenses and other                                 2,667            9,873
                                                           ----------       ----------
      Total Current Assets                                   175,789          147,673
                                                           ----------       ----------

NET PROPERTY AND EQUIPMENT                                   482,062          436,166
                                                           ----------       ----------

DEFERRED COSTS AND OTHER ASSETS                                8,430            9,990
                                                           ----------       ----------
                                                           $ 666,281        $ 593,829
                                                           ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of notes payable                      $ 27,000         $ 36,000
   Accounts payable                                            9,574           11,760
   Accrued liabilities                                        22,633           13,201
   Deferred Credits                                              177              404
                                                           ----------       ----------
       Total Current Liabilities                              59,384           61,365
                                                           ----------       ----------

LONG-TERM DEBT,
   net of current maturities:                                      -           28,000
                                                           ----------       ----------
                                                                   -           28,000
                                                           ----------       ----------
OTHER LONG TERM LIABILITIES:
     Deferred income taxes                                    16,521           18,591
     Deferred credits                                         28,332           23,284
     Other                                                     5,202            3,695
                                                           ----------       ----------
                                                              50,055           45,570
                                                           ----------       ----------
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value;
         1,000 shares authorized,  none outstanding                -                -
    Common stock, $1 par value, 50,000 shares
          authorized with 31,506 and 31,046 issued
          and outstanding at June 30, 2007 and
          September 30, 2006, respectively                    31,506           31,046
    Paid-in capital                                          128,529          115,916
    Retained earnings                                        396,807          311,932
                                                           ----------       ----------
        Total Shareholders' Equity                           556,842          458,894
                                                           ----------       ----------
                                                           $ 666,281        $ 593,829
                                                           ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      PART I. ITEM I - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Nine Months Ended June 30,
                                                                     -------------------------------
                                                                        2007                 2006
                                                                     ------------       -----------

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                     $ 84,875           $ 62,943
         Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
              Depreciation                                              24,782             18,789
              Amortization of debt issuance costs                          603                603
              Amortization of deferred items                           (22,856)             9,275
              Provision for doubtful accounts                              (37)               618
              Deferred income tax benefit                               (1,154)            (1,581)
              Stock-based compensation expense                           3,750              3,400
              Gain on sale of equipment                                   (341)           (10,350)
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                 8,689            (12,762)
              Decrease in insurance receivable                             550                  -
              Decrease (increase) in income tax receivable              (2,789)             1,496
              Increase in inventory                                     (2,526)            (3,276)
              Decrease in prepaid expenses and other                     6,119              1,717
              Increase in deferred costs and other assets               (3,498)            (5,716)
              Decrease in accounts payable                              (2,186)            (1,203)
              Increase in accrued liabilities                            9,432              6,041
              Increase in deferred credits and other liabilities        34,726              4,873
              Other                                                         (3)                 8
                                                                       -------            -------
                Net cash provided by operating activities              138,136             74,875
                                                                       -------            -------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                           (70,930)           (62,357)
        Proceeds from sale of equipment                                    596             25,520
                                                                       -------            -------
               Net cash used by investing activities                   (70,334)           (36,837)
                                                                       -------            -------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                          7,188              6,014
        Excess tax benefit from the exercise of stock options            2,840                  -
        Proceeds from debt                                                   -             10,000
        Principal payments on debt                                     (37,000)           (27,000)
                                                                       -------           --------
                       Net cash used by financing activities           (26,972)           (10,986)
                                                                       -------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               40,830             27,052
CASH AND CASH EQUIVALENTS, at beginning of period                     $ 32,276           $ 18,982
                                                                      --------           --------
CASH AND CASH EQUIVALENTS, at end of period                           $ 73,106           $ 46,034
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



--------------------------------------------------------------------------------------------------------------------
                                                                                                          Total
                                                    Common Stock            Paid-in       Retained    Stockholders'
(In thousands)                                  Shares        Amount        Capital       Earnings       Equity
--------------------------------------------------------------------------------------------------------------------

September 30, 2006                              31,046      $ 31,046       $ 115,916       $ 311,932    $ 458,894
   Net income                                       -              -               -          84,875       84,875
   Restricted stock awards                           7             7              (7)              -            -
   Exercise of employee stock options              453           453           6,735               -        7,188
   Stock option and restricted stock
        award compensation expense                   -             -           3,750               -        3,750
   Excess tax benefit from exercise of
       employee stock options                        -             -           2,135               -        2,135
                                                ------      --------       ---------       ---------    ---------
June 30, 2007                                   31,506      $ 31,506       $ 128,529       $ 396,807    $ 556,842
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

                      PART I. ITEM 1 - FINANCIAL STATEMENTS
                     ATWOOD OCEANICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED INTERIM INFORMATION

     The unaudited interim condensed consolidated financial statements as of June 30, 2007 and for each of the three and nine month periods ended June 30, 2007 and 2006, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2006. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2006. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.


2. SHARE-BASED COMPENSATION

     We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of June 30, 2007, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $4.5 million and $4.7 million, respectively, which we expect to recognize over a weighted average period of approximately 2.3 years. The recognition of share-based compensation expense had the following effect on our consolidated statements of operations (in thousands, except per share amounts):


                                                         Three Months Ended           Nine Months Ended
                                                         ------------------           -----------------
June 30, 2007:
Increase in contract drilling expenses                           $ 362                      $  953
Increase in general and administrative expenses                    895                       2,797
Decrease in income tax provision                                  (313)                       (979)
                                                                 -----                      ------
Decrease of net income                                           $ 944                      $2,771
                                                                 ======                     ======

Decrease in earnings per share:
     Basic                                                       $0.03                       $0.09
     Diluted                                                     $0.03                       $0.09


June 30, 2006:
Increase in contract drilling expenses                           $ 350                       $  650
Increase in general and administrative expenses                    775                        2,750
Decrease in income tax provision                                  (271)                        (963)
                                                                 -----                       ------
Decrease of net income                                           $ 854                       $2,437
                                                                 =====                       ======

Decrease in earnings per share:
     Basic                                                       $0.03                        $0.08
     Diluted                                                     $0.03                        $0.08


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

     The per share weighted average fair value of stock options granted during the nine months ended June 30, 2007 was $23.64. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the nine months ended June 30, 2007:

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

         A summary of stock option activity during the nine months ended June 30, 2007 is as follows:


                                                                      Wtd. Avg.
                                                     Wtd. Avg.        Remaining        Aggregate
                                     Number of        Exercise       Contractual       Intrinsic
                                  Options (000s)       Price         Life (Years)     Value (000s)
                                  --------------     ---------       ------------     ------------
Outstanding at October 1, 2006         1,437          $ 19.56
Granted                                   79          $ 49.97
Exercised                               (450)         $ 15.90                          $ 18,526
Forfeited                                (13)         $ 31.20
                                      ------
Outstanding at June 30, 2007           1,053          $ 23.27              6.4         $ 47,774
                                     =======
Exercisable at June 30, 2007             644          $ 18.57              5.4         $ 32,234
                                     =======

         Restricted Stock

     We have also awarded restricted stock to certain employees and to our non-employee directors. The awards of restricted stock to employees are subject to three year vesting. Awards of restricted stock to non-employee directors prior to March 2007 vested immediately while awards granted in March 2007 are subject to three year vesting. All restricted stock awards granted to date are restricted from transfer for three years from the date of grant, whether vested or unvested. We value restricted stock awards at fair market value of our common stock on the date of grant.

     A summary of restricted stock activity for the nine months ended June 30, 2007, is as follows:

                                            Number of       Wtd. Avg.
                                          Shares (000s)     Fair Value
                                          -------------    ------------
Unvested at September 30, 2006                 93            $ 38.07
Granted                                        78            $ 49.99
Vested                                         (7)           $ 45.58
Forfeited                                      (2)           $ 49.97
                                              ---
Unvested at June 30, 2007                     162            $ 43.38
                                              ===

3.   EARNINGS (LOSS) PER COMMON SHARE

     The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                   Three Months Ended                           Nine Months Ended
                                                   ------------------                           -----------------

                                             Net                    Per Share            Net                     Per Share
                                            Income       Shares       Amount           Income        Shares        Amount
                                            ------       ------     ---------          ------        ------      ---------
June 30, 2007:
      Basic earnings per share              $ 32,033       31,491       $ 1.02          $ 84,875        31,233       $ 2.72
      Effect of dilutive securities:
           Stock options                         ---          473       $(0.02)              ---           485       $(0.04)
                                            --------       ------       ------          --------        ------       ------

      Diluted earnings per share            $ 32,033       31,964       $ 1.00          $ 84,875        31,718       $ 2.68
                                            ========       ======       ======          ========        ======       ======

June 30, 2006:
      Basic earnings per share              $ 32,791       31,037       $ 1.06          $ 62,943        30,900       $ 2.04
      Effect of dilutive securities:
           Stock options                         ---          543       $(0.02)              ---           511       $ (0.04)
                                            --------       ------       ------          --------        ------       -------

      Diluted earnings per share            $ 32,791       31,580       $ 1.04          $ 62,943        31,411       $ 2.00
                                            ========       ======       ======          ========        ======       =======


     The calculation of diluted earnings per share for the three and nine month periods ending June 30, 2007 excludes consideration of shares of common stock related to 77,000 outstanding stock options because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

4.  PROPERTY AND EQUIPMENT

     A summary of property and equipment by classification is as follows (in thousands):

                                                  June 30,        September 30,
                                                   2007               2006
                                               ------------       ------------

Drilling vessels and related equipment
    Cost                                         $ 679,331         $ 661,321
    Accumulated depreciation                      (284,949)         (261,682)
                                                 ---------         ---------
    Net book value                                 394,382           399,639
                                                 ---------         ---------

Drill pipe
    Cost                                            15,370            13,271
    Accumulated depreciation                        (9,410)           (8,257)
                                                 ---------         ---------
    Net book value                                   5,960             5,014
                                                 ---------         --------

Furniture and other
    Cost                                             8,736             7,920
    Accumulated depreciation                        (6,523)           (6,375)
                                                 ---------         ---------
    Net book value                                   2,213             1,545
                                                 ---------         ---------

Construction in progress                            79,507            29,968
                                                 ---------         ---------

     NET PROPERTY AND EQUIPMENT                  $ 482,062         $ 436,166
                                                 =========         =========



     ATWOOD BEACON

     During the first quarter of the current fiscal year, we completed the work to restore the ATWOOD BEACON to its original condition prior to the July 2004 incident offshore of Indonesia whereby all three legs and the derrick incurred damage while positioning for a well. The majority of the restoration work was completed in early calendar year 2005, at which time the rig was placed back into service. The more recent repairs were needed to finish the final leg extensions to restore the rig to its original condition. We had insurance coverage to reimburse the costs of repairs and loss of hire coverage of $70,000 per day. $2.6 million of revenue recognized from the loss of hire coverage during the quarter ended December 31, 2006 is reflected as business interruption proceeds in our Consolidated Statement of Operations. As of June 30, 2007, all costs incurred to date and business interruption proceeds earned related to this incident have been reimbursed by the insurance carrier.

     SALE OF EQUIPMENT

     In October 2005, we sold our semisubmersible hull, SEASCOUT, for $10 million (net after certain expenses) and our spare 15,000 P.S.I. BOP Stack for approximately $15 million for a gain of approximately $10.1 million. We had no operations or revenues associated with these assets prior to their sale.


5.  INCOME TAXES

     Virtually all of our tax provision for each of the three and nine months ended June 30, 2007 and 2006 relates to taxes in foreign jurisdictions.
Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and nine months ended June 30, 2007 and 2006, our effective tax rate for these periods was significantly less than the United States federal statutory rate. In addition, during the third quarter of the prior fiscal year, we reversed a $1.8 million tax contingent liability due to the expiration of the statute of limitations in a foreign jurisdiction and also recognized a $4.6 million tax benefit due to the acceptance of certain amended prior year tax returns by a foreign tax authority, both of which contributed to the low effective tax rates in the prior fiscal year periods.

     On July 20, 2007, we were notified by the Malaysian tax authorities regarding a potential proposed adjustment relating to fiscal years 2000 to 2003. Although we believe we are in compliance, we are currently evaluating the merit of the assertions by the Malaysian tax authorities and plan to vigorously contest these assertions. While we cannot predict or provide assurance as to the final outcome of these allegations, we do not expect them to have a material adverse effect on our consolidated financial position, results of operations or cash flows.


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

     In June 2006, the Financial Accounting Standards Board issued FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB
Statement 109." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing uncertain tax positions within the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of the adoption of FIN 48 on our consolidated financial position.

     In September 2005, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. We are currently analyzing the provisions of SFAS No. 157 and determining how it will affect accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.


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

                                 PART I. ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-Q for the quarterly period ended June 30, 2007 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the "Company," "we" or "our," unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

MARKET OUTLOOK

     We have 100% of available rig days for the remainder of fiscal year 2007 contracted, with contracted rig days for fiscal years 2008 and 2009 at approximately 77% and 32%, respectively. A comparison of the average per day revenues for fiscal year 2006 and for the first nine months of fiscal year 2007 for each of our eight drilling units to their current highest contracted dayrate commitments is as follows:


                          Average Per Day Revenues  (1)
                        -----------------------------
                                                          Current Highest        Percentage Change from
                          Fiscal          Fiscal            Contracted          Fiscal Year-to-Date 2007
                           Year        Year-to-Date           Dayrate            to Highest Contracted
                           2006            2007             Commitment             Dayrate Commitment
                        -----------    --------------     ----------------     ---------------------------

ATWOOD EAGLE              $129,000        $160,000           $405,000                       153%
ATWOOD HUNTER              172,000         221,000            245,000                        11%
ATWOOD FALCON               83,000         124,000            200,000                        61%
ATWOOD SOUTHERN CROSS       82,000         134,000            380,000                       184%
ATWOOD BEACON               88,000         108,000            133,500                        24%
VICKSBURG                   82,000          96,000            154,000                        60%
SEAHAWK                     32,000          85,000(2)          72,000                       ---
RICHMOND                    55,000          81,000             80,000                       ---


(1) Includes dayrate and service revenues and amortized deferred fees.
(2) Includes amortized deferred fees of approximately $18,000 per day.


     The ATWOOD EAGLE is currently working offshore Australia for BHP Billiton Petroleum ("BHPB") on a drilling program currently expected to extend into January 2008. Immediately following the completion of the BHPB work, the rig has a one-well commitment at a dayrate of $360,000 and a two-year commitment with Woodside Energy Limited ("Woodside") (expected to commence in March 2008) at a dayrate of $405,000. The ATWOOD HUNTER is currently working offshore Libya for Woodside at a dayrate of $245,000. The current Woodside contract extends to June/July 2008; however, Woodside has advised that they have interest in farming-out the rig for a period of four to six months which could increase the ATWOOD HUNTER's dayrate during the farm-out period and extend the Woodside contract commitment beyond the current June/July 2008 date. The ATWOOD FALCON has contractual commitments offshore Malaysia with Sarawak Shell Berhad that extend to July 2009, with a current operating dayrate of $160,000 to $200,000 (depending upon water depth of each well drilled). We expect that most of the wells drilled will be at the $160,000 dayrate. The ATWOOD SOUTHERN CROSS currently has contractual commitments in the Black Sea with dayrates ranging from $145,000 to $380,000. These commitments could extend into the third quarter of fiscal year 2008 if all option wells are exercised. Currently, the ATWOOD BEACON is working under a long-term contract commitment offshore India that extends to January 2009. The dayrate for the contract is $113,000 to January 2008 and $133,500 for one year thereafter. The VICKSBURG is currently working offshore Thailand under a contract commitment for Chevron Overseas Petroleum which provides a dayrate of $154,000 to June 2009. The SEAHAWK has a contract commitment offshore Equatorial Guinea which extends to September 2008 at a dayrate of approximately $72,000 plus amortized deferred fees of approximately $18,000 per day. The RICHMOND, our only rig in the U.S. Gulf of Mexico, has a current contract commitment which should extend to October 2007 at a dayrate of $80,000.

Our contract drilling costs increased 36% for the first nine months of fiscal year 2007 compared to the same period in fiscal year 2006. A comparative analysis of per day contract drilling costs is as follows:


                                                Average Per Day Contract Drilling Costs
                              -------------------------------------------------------------------------------
                                                                                                Percentage
                                                                                                Change from
                                                                                                Fiscal Year
                                                                                                   2006
                                                                                               Compared to
                                                    First           Second          Third         Third
                                  Fiscal           Quarter         Quarter of      Quarter of    Quarter
                                   Year           of Fiscal         Fiscal          Fiscal      Fiscal Year
                                   2006           Year 2007        Year 2007       Year 2007        2007
                              ------------       ------------ -- ------------ -- ------------- --------------

ATWOOD EAGLE                     $74,000          $86,000          $94,000         $108,000         46%
ATWOOD HUNTER                     51,000           65,000           65,000           80,000         57%
ATWOOD FALCON                     45,000           95,000(1)        50,000           53,000         18%
ATWOOD SOUTHERN CROSS             66,000 (2)       57,000           48,000           59,000         (11%)(2)
ATWOOD BEACON                     29,000           44,000           39,000           41,000         41%
VICKSBURG                         33,000           41,000           33,000           38,000         15%
SEAHAWK(3)                        23,000           74,000           77,000           81,000         252%
RICHMOND                          28,000           33,000           38,000           37,000         32%
OTHER                             17,000           12,000           26,000           14,000        (18%)


  (1) Daily average operating costs were high due to planned maintenance during the period the rig was in a shipyard undergoing its water depth upgrade.
  (2) The daily average operating costs of the ATWOOD SOUTHERN CROSS was high during fiscal year 2006 due to $8.6 million of mobilization expense amortization resulting from the rig being relocated from Southeast Asia to the Mediterranean during the fourth quarter of fiscal year 2005.
  (3) During fiscal year 2006, the SEAHAWK worked the first half of the year in a relatively low operating cost area of Southeast Asia compared to its current operating area of West Africa. This rig was upgraded and relocated to West Africa during the second half of fiscal year 2006 which also contributed to the rig incurring significantly lower operating costs during fiscal year 2006.
        Daily operating costs for fiscal year 2007 also include amortized deferred costs of approximately $14,000 per day.

     Thus far, fiscal year 2007 factors impacting operating cost increases, are as follows: (1) end of calendar year bonuses paid to rig shorebased personnel;
(2) general salary increases to all rig-based personnel; (3) start-up costs associated with rigs commencing operations in new drilling areas (VICKSBURG in Thailand), (ATWOOD BEACON in India), (SEAHAWK in West Africa) and (ATWOOD HUNTER in Libya); (4) costs associated with maintenance during shipyard periods (ATWOOD FALCON and ATWOOD BEACON); (5) higher than normal maintenance costs incurred on the ATWOOD HUNTER and ATWOOD EAGLE; and (6) higher than normal payroll costs incurred by the ATWOOD EAGLE due to extra personnel assigned to the rig for training purposes. Operating costs will vary for all rigs depending upon each rig's specific operating activities.

     During the last quarter of fiscal year 2007 and first half of fiscal year 2008, some of our rigs are expected to incur some zero rate days for required regulatory inspections and planned maintenance. Our goal is to maintain our fleet and plan our downtime maintenance periods with a focus on minimizing downtime and achieving longer term returns. The VICKSBURG was off dayrate for two days in July 2007. The ATWOOD EAGLE could incur ten to fourteen zero rate days during the first or second quarter of fiscal year 2008, while the ATWOOD HUNTER could incur three to five zero rate days during the fourth quarter of fiscal year 2007 and fifteen to twenty zero rate days sometime during fiscal year 2008. The ATWOOD SOUTHERN CROSS could incur seven to ten zero rate days during the fourth quarter of fiscal year 2007; while the RICHMOND could incur thirty to sixty zero rate days during the first quarter of fiscal year 2008 for a life enhancing upgrade. In addition to our planned downtime, we would also expect to incur some unplanned downtime for maintenance and repairs. Historically, we have experienced approximately 1% to 1 1/2% of zero rate downtime days for our fleet as a percentage of all available days.

     With a skilled labor shortage continuing to develop in the offshore drilling industry coupled with our continuing focus on developing and training personnel, we expect our personnel related costs will continue to increase. We currently estimate that daily operating costs for our eight operating units during the last quarter of fiscal year 2007 could range as follows:

         ATWOOD EAGLE                            $100,000 to $110,000
         ATWOOD HUNTER                             $70,000 to $75,000
         ATWOOD FALCON                             $60,000 to $65,000
         ATWOOD SOUTHERN CROSS                     $60,000 to $65,000
         SEAHAWK                                   $70,000 to $75,000(1)
         ATWOOD BEACON                             $35,000 to $45,000
         VICKSBURG                                 $35,000 to $45,000
         RICHMOND                                  $35,000 to $45,000

        (1) Includes amortized deferred costs of approximately $14,000 per day.


     Our ninth mobile offshore drilling unit, an ultra-premium class jack-up to be named the ATWOOD AURORA, is currently under construction in Brownsville, Texas, with delivery expected by September 30, 2008. We estimate the total costs of construction (including capitalized interest) will be approximately $160 million. We intend to finance the construction of the new rig from operating cash flows and cash on hand balances. As of August 7, 2007, we have no outstanding borrowing under the $100 million revolving credit portion of our senior secured credit facility.

     We will continue to explore opportunities for growth. Revenues, operating cash flows and earnings for fiscal year 2006 were the highest in our history. With our backlog of contracted days at historically high dayrates providing increasing revenue expectations, we anticipate that operating results for fiscal years 2007 and 2008 will reflect significant improvement over fiscal year 2006 operating results.

RESULTS OF OPERATIONS

         Revenues for the three and nine months ended June 30, 2007 increased 37% and 44%, respectively, compared to the three and nine months ended June 30, 2006. A comparative analysis of revenues is as follows:

                                                                  REVENUES
                                                               (In millions)
                                    ----------------------------------------------------------------------------
                                        Three Months Ended June 30,             Nine Months Ended June 30,
                                    ------------------------------------   -------------------------------------
                                       2007         2006      Variance        2007         2006       Variance
                                    -----------   ---------  -----------   ------------  ----------   ----------

SEAHAWK                              $  7.4        $ 0.1        $ 7.3         $ 23.3     $  7.6       $  15.7
ATWOOD SOUTHERN CROSS                  13.1          6.6          6.5           36.5       23.3          13.2
ATWOOD FALCON                          12.8          8.4          4.4           33.8       21.8          12.0
ATWOOD EAGLE                           15.2         11.9          3.3           43.7       33.3          10.4
RICHMOND                                7.3          4.7          2.6           22.0       12.8           9.2
ATWOOD BEACON                          10.3          8.4          1.9           29.3       21.4           7.9
VICKSBURG                               9.2          7.9          1.3           26.2       22.3           3.9
ATWOOD HUNTER                          21.6         21.0          0.6           60.3       43.4          16.9
AUSTRALIA MANAGEMENT
  CONTRACTS                             1.5          2.9         (1.4)           6.3        8.9          (2.6)
                                     ------        -----       ------         ------     ------        ------
                                     $ 98.4        $71.9       $ 26.5         $281.4     $194.8        $ 86.6
                                     ======        =====       ======         ======     ======        ======


     The increase in fleetwide revenues for the current quarter and year-to-date periods is primarily attributable to the increase in average dayrates due to improving market conditions and strong demand for offshore drilling equipment as previously discussed in "Market Outlook". Increases in revenues for the ATWOOD HUNTER, ATWOOD FALCON, SEAHAWK, ATWOOD BEACON, RICHMOND, ATWOOD SOUTHERN CROSS, VICKSBURG and the ATWOOD EAGLE were related to each of these drilling units working under higher dayrate contracts during the current quarter and fiscal year-to-date period compared to the same periods in the prior fiscal year. In addition, during the third quarter of fiscal year 2006, the SEAHAWK was in a shipyard undergoing a life-enhancing upgrade for the entire quarter and earned virtually no revenue during this time. Revenue for the AUSTRALIA MANAGEMENT CONTRACTS was lower for the three and nine month periods ended June 30, 2007 when compared to the prior fiscal year periods due to decreased activity as the most recent drilling program was completed at the end of the first quarter of fiscal year 2007.

         Contract drilling costs for the three and nine months ended June 30, 2007 increased 48% and 36%, respectively compared to the three and nine months ended June 30, 2006. An analysis of contract drilling costs by rig is as follows:

                                                           CONTRACT DRILLING COSTS
                                                               (In millions)
                                    --------------------------------------------------------------------------
                                        Three Months Ended June 30,            Nine Months Ended June 30,
                                    ------------------------------------   -----------------------------------
                                       2007         2006      Variance        2007        2006      Variance
                                    -----------   ---------  -----------   -----------  ---------  -----------

SEAHAWK                                $  7.4      $  0.3      $ 7.1        $ 21.1      $  4.4        $ 16.7
ATWOOD EAGLE                              9.8         6.8        3.0          26.2        19.0           7.2
ATWOOD HUNTER                             7.3         5.2        2.1          19.1        12.9           6.2
ATWOOD SOUTHERN CROSS                     5.3         4.1        1.2          14.9        20.2          (5.3)
ATWOOD BEACON                             3.8         2.6        1.2          11.3         7.8           3.5
RICHMOND                                  3.4         2.5        0.9           9.8         7.4           2.4
VICKSBURG                                 3.4         2.6        0.8          10.1         8.6           1.5
ATWOOD FALCON                             4.8         4.1        0.7          18.1        11.3           6.8
AUSTRALIA MANAGEMENT
  CONTRACTS                               1.0         2.1       (1.1)          4.9         7.3          (2.4)
OTHER                                     1.3         1.8       (0.5)          4.7         4.3           0.4
                                       ------      ------      -----        ------      ------        ------
                                       $ 47.5      $ 32.1      $15.4        $140.2      $103.2        $ 37.0
                                       ======      ======      =====        ======      ======        ======



     On a fleetwide basis, wage increases and extra personnel for training and development have resulted in higher personnel costs during the three and nine months ended June 30, 2007 for virtually every rig when compared to the prior fiscal year periods. With the SEAHAWK and ATWOOD HUNTER currently working offshore West and North Africa, respectively, both rigs have experienced increased travel, freight and shorebase costs due to higher transportation and living expenses in West and North Africa. Contract drilling costs for the SEAHAWK also reflect amortization of approximately $1.2 million and $3.9 million of deferred expenses in the second quarter and year-to-date period of fiscal year 2007, respectively, compared to none in for the same periods of fiscal year 2006. In addition, as previously noted, the SEAHAWK incurred significantly less operating costs during the third quarter of the prior fiscal year as the rig was in a shipyard undergoing a life enhancing upgrade. The ATWOOD HUNTER incurred additional maintenance costs during a planned regulatory inspection period in December 2006. In addition to the rising personnel costs mentioned above, the ATWOOD EAGLE and RICHMOND incurred higher maintenance costs during fiscal year 2007 due to the amount and timing of certain maintenance projects when compared to the same periods in the prior fiscal year. Year-to-date drilling costs for the ATWOOD SOUTHERN CROSS have decreased primarily due to $8.6 million of mobilization expense amortization during the prior fiscal year compared to none during the current fiscal year. The ATWOOD BEACON has also experienced higher year-to-date maintenance costs while in a Singapore shipyard having its last leg sections reattached during the first quarter of fiscal year 2007. While drilling costs for the VICKSBURG have remained relatively consistent other than higher personnel costs, the year-to-date increase in drilling costs for the ATWOOD FALCON is primarily attributable to planned maintenance during its water depth upgrade which was completed during the first quarter of the current fiscal year. AUSTRALIA MANAGEMENT CONTRACTS costs have decreased due to the decreased activity resulting from the completion of the current drilling program at the end of the first quarter of the current fiscal year. Other drilling costs have also increased due to rising personnel costs.

     Depreciation expense for the three and nine months ended June 30, 2007 increased 35% and 32% compared to the three and nine months ended June 30, 2006. An analysis of depreciation expense by rig is as follows:

                                                      DEPRECIATION EXPENSE
                                                         (In millions)
                            ----------------------------------------------------------------------
                               Three Months Ended June 30,          Nine Months Ended June 30,
                            ----------------------------------   ---------------------------------
                              2007        2006      Variance       2007        2006     Variance
                            ----------  ---------  -----------   ---------   ---------  ----------

SEAHAWK                       $  1.6      $   -       $  1.6     $  4.6       $  0.2     $  4.4
ATWOOD FALCON                    1.1        0.7          0.4        3.1          2.1        1.0
ATWOOD SOUTHERN CROSS            0.9        0.8          0.1        2.5          2.1        0.4
ATWOOD HUNTER                    1.4        1.4            -        4.3          4.0        0.3
ATWOOD BEACON                    1.3        1.3            -        3.8          4.0       (0.2)
VICKSBURG                        0.7        0.7            -        2.2          2.1        0.1
ATWOOD EAGLE                     1.1        1.1            -        3.4          3.5       (0.1)
RICHMOND                         0.2        0.2            -        0.7          0.7          -
OTHER                            0.1          -          0.1        0.2          0.1        0.1
                              ------      -----       ------     ------       ------     ------
                              $  8.4      $ 6.2       $  2.2     $ 24.8       $ 18.8     $  6.0
                              ======      =====       ======     ======       ======     ======



     Depreciation expense has increased for the SEAHAWK, ATWOOD FALCON and ATWOOD SOUTHERN CROSS as these rigs have recently undergone upgrades within the past year, while depreciation expense for all other rigs has remained relatively consistent with the prior fiscal year periods. The SEAHAWK was almost fully depreciated prior to its upgrade; accordingly, ongoing quarterly depreciation expense will approximate quarterly fiscal year 2007 levels.

     General and administrative expenses for the current quarter increased compared to the prior fiscal year quarter primarily due to rising personnel costs. The year-to-date increase also includes an approximate $0.7 million increase in annual bonus compensation over the prior fiscal year. The decrease in the year-to-date gain of sale of equipment is due to the sale of our semisubmersible hull, SEASCOUT, for $10 million (net after certain expenses) and our spare 15,000 P.S.I. BOP Stack for approximately $15 million for a gain of approximately $10.1 million in the prior fiscal year. Interest expense has decreased for both the current quarter and year-to-date period primarily due to the reduction of our outstanding debt and due to $0.6 million and $2.2 million of capitalized interest charges related to the construction of the ATWOOD AURORA during the three and nine months ended June 30, 2007, respectively. Year-to-date interest income has increased when compared to the prior fiscal year due to interest earned on higher cash balances.

     Virtually all of our tax provision for each of the three and nine months ended June 30, 2007 and 2006 relates to taxes in foreign jurisdictions.
Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and nine months ended June 30, 2007 and 2006, our effective tax rate for these periods was significantly less than the United States federal statutory rate. In addition, during the third quarter of the prior fiscal year, we reversed a $1.8 million tax contingent liability due to the expiration of the statute of limitations in a foreign jurisdiction and also recognized a $4.6 million tax benefit due to the acceptance of certain amended prior year tax returns by a foreign tax authority, both of which contributed to the low effective tax rates in the prior fiscal year periods. Excluding any discrete items that may be incurred, we expect our effective tax rate to be between 13% and 15% for fiscal year 2007.

     On July 20, 2007, we were notified by the Malaysian tax authorities regarding a potential proposed adjustment relating to fiscal years 2000 to 2003. Although we believe we are in compliance, we are currently evaluating the merit of the assertions by the Malaysian tax authorities and plan to vigorously contest these assertions. While we cannot predict or provide assurance as to the final outcome of these allegations, we do not expect them to have a material adverse effect on our consolidated financial position, results of operations or cash flows.


LIQUIDITY AND CAPITAL RESOURCES

     Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2001 through 2006, net cash provided by operating activities ranged from a low of approximately $13.7 million in fiscal year 2003 to a high of approximately $85.5 million in fiscal year 2006. For the nine months ended June 30, 2007, net cash provided by operating activities totaled approximately $138.1 million. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. With 100% of our available operating rig days committed for fiscal year 2007 and approximately 77% committed for fiscal year 2008 at historically high dayrates, we anticipate significant increases in cash flows and earnings during fiscal years 2007 and 2008 when compared to fiscal year 2006. Other than our expected capital expenditures of approximately $110 million (including funding for the construction of our new jack-up rig), the only additional firm cash commitment for fiscal year 2007, outside of funding current rig operations, is our required quarterly repayments under the term portion of our senior secured credit facility which will total $36 million for fiscal year 2007. We expect to generate sufficient cash flows from operations to satisfy these obligations.

     As of June 30, 2007, we had $27 million outstanding under the term portion of our senior secured credit facility and no funds borrowed under the $100 million revolving portion of our senior secured credit facility. We are in compliance with all financial covenants under our senior secured credit facility at June 30, 2007, and expect to remain in compliance with all financial covenants during the remainder of fiscal year 2007. Aside from unforeseen noncompliance with the financial covenants, no other provisions exist in our senior secured credit facility that could result in acceleration of the April 1, 2008 maturity date.

     At June 30, 2007, the collateral for our senior secured credit facility consists primarily of preferred mortgages on all eight of our active drilling units (with an aggregate net book value at June 30, 2007 totaling approximately $386 million). We are not required to maintain compensating balances; however, we are required to pay a fee of approximately 0.60% per annum on the unused portion of the revolving portion of our senior secured credit facility and certain other administrative costs.

     During the first nine months of fiscal year 2007, we used internally generated cash to expend approximately $53 million toward the construction of the ATWOOD AURORA, approximately $9 million on completing the water depth upgrade and equipment maintenance of the ATWOOD FALCON and approximately $9 million in other capital expenditures. We estimate that our total capital expenditures for the fourth quarter of fiscal year 2007 will be approximately $40 million, with most all of these estimated expenditures related to the construction of the ATWOOD AURORA. In fiscal year 2008, we expect to expend approximately $45 million in completing the construction of the ATWOOD AURORA. We anticipate using internally generated funds to satisfy these obligations.

     Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables.

     Prepaid expenses and other deferred assets have decreased $7.2 million at current quarter end when compared to September 30, 2006 due to the amortization of rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

     Accrued liabilities have increased by $9.4 million from September 30, 2006 primarily due to the increase of accrued, but unpaid, agent fees and current income tax liabilities.

     Long-term deferred credits have increased by approximately $5 million at June 30, 2007 compared to September 30, 2006 primarily due to deferred fees associated with the upgrade of the ATWOOD FALCON. Lump sum fees received for upgrade costs reimbursed by our customers are reported as deferred credits in the accompanying Consolidated Balance Sheets and are recognized as earned on a straight-line method over the term of the related drilling contract.

                                 PART I. ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     All of our $27 million of long-term debt outstanding at June 30, 2007, was floating rate debt. As a result, our annual interest costs in fiscal year 2007 will fluctuate based on interest rate changes. Because the interest rate on our long-term debt is a floating rate and due to our debt maturing in 2008, the fair value of our long-term debt approximated carrying value as of June 30, 2007. The impact on annual cash flow of a 10% change in the floating rate (approximately 70 basis points) would be approximately $0.2 million, which we believe to be immaterial. We did not have any open derivative contracts relating to our floating rate debt at June 30, 2007.


FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on June 30, 2007 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $0.5 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at June 30, 2007.

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

         3.2 Second Amended and Restated By-Laws, dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 10, 2006).

         3.3 Amendment No. 1 to Second Amended and Restated By-Laws, dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K filed June 12, 2007).

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

         4.3 See Exhibit Nos. 3.1, 3.2, and 3.3 for provisions of our Amended and Restated Certificate of Formation and Second Amended and Restated By-Laws (as amended) defining the rights of our shareholders (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K filed
                       February 14, 2006, Exhibit 3.2 of our Form 10-Q filed May 10, 2006, and Exhibit 3.1 of our Form 8-K filed June 12, 2007).

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



                               ATWOOD OCEANICS, INC.
                               (Registrant)




Date:  August 8, 2007          /s/JAMES M. HOLLAND_
                               ------------------
                              James M. Holland
                              Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Secretary

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

         3.2 Second Amended and Restated By-Laws, dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 10, 2006).

         3.3 Amendment No. 1 to Second Amended and Restated By-Laws, dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K filed June 12, 2007).

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

         4.3 See Exhibit Nos. 3.1, 3.2, and 3.3 for provisions of our Amended and Restated Certificate of Formation and Second Amended and Restated By-Laws (as amended) defining the rights of our shareholders (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K filed
                       February 14, 2006, Exhibit 3.2 of our Form 10-Q filed May 10, 2006, and Exhibit 3.1 of our Form 8-K filed June 12, 2007).

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