Form 10-K
period 2007-09-30
ATWOOD OCEANICS INC
filed 2007-11-29
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

COMMISSION FILE NUMBER 1-13167

ATWOOD OCEANICS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	74-1611874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15835 Park Ten Place Drive Houston, Texas (Address of principal executive offices)	77084 (Zip Code)

Registrant's telephone number, including area code:

281-749-7800

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $1 par value Preferred Stock Purchase Rights (Title of each Class)	New York Stock Exchange New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to

Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our Common Stock, $1 par value was last sold, or the average bid and asked price of such Common Stock, as of March 31, 2007 was $1,833,000,000.

The number of shares outstanding of our Common Stock, $1 par value, as of November 27, 2007:31,675,927.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2007 - Referenced in Parts I, II and IV of this report.
(2) Proxy Statement for Annual Meeting of Shareholders to be held February 14, 2008 - Referenced in Part III of this report.

PART I
ITEM 1.	BUSINESS

Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the Company, we or our, unless the context requires otherwise) is engaged in the international offshore drilling and completion of exploratory and developmental oil and gas wells and related support, management and consulting services. We are headquartered in Houston, Texas, USA. Atwood Oceanics, Inc. was organized in 1968 as a Texas corporation and commenced operations in 1970.

During our thirty-nine year history, the majority of our drilling units have operated outside of United States waters, and we have conducted drilling operations in most of the major offshore exploration areas of the world. Our current worldwide operations include eight premium offshore mobile drilling units located in six regions of the world offshore Southeast Asia, offshore Africa, offshore India, offshore Australia, the Black Sea and the U.S. Gulf of Mexico. Approximately 93%, 93%, and 93% of our contract revenues were derived from foreign operations in fiscal years 2007, 2006 and 2005, respectively. The submersible RICHMOND is our only drilling unit currently working in United States waters. We support our operations from our Houston headquarters and offices currently located in Australia, Malaysia, Malta, Egypt, Indonesia, Singapore and the United Kingdom. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 13 of the Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2007, incorporated by reference herein.

The following table presents our wholly-owned and operating rig fleet as of November 27, 2007:

Rig Name	Rig Type	Upgraded	Water Depth Rating (feet)

ATWOOD EAGLE	Semisubmersible	2000/2002	5,000
ATWOOD HUNTER	Semisubmersible	1997/2001	5,000
ATWOOD FALCON	Semisubmersible	1998/2006	5,000
ATWOOD SOUTHERN CROSS	Semisubmersible	1997/2006	2,000
SEAHAWK	Semisubmersible TenderAssist	1992/1999/2006	600
ATWOOD BEACON	Jack-up	2003(1)	400
VICKSBURG	Jack-up	1998	300
RICHMOND	Submersible	2000/2002/2007	70

(1)	The ATWOOD BEACON was constructed in 2003.

When necessary, we update and upgrade our fleet in order to maintain premium, modern equipment. In fiscal year 1997, we commenced an internal upgrade program of all of our active drilling units. Collectively, since fiscal year 1997, we have invested approximately $400 million in upgrading seven offshore mobile drilling units in connection with our upgrade program. In August 2003, our eighth drilling unit, the ATWOOD BEACON, an ultra-premium, jack-up rig, commenced its initial drilling contract following completion of its construction and commissioning in early August 2003. This drilling unit was constructed on time and on budget at a cost of approximately $120 million. We have a ninth drilling unit, the ATWOOD AURORA, another ultra-premium, jack-up rig, under construction in Brownsville, Texas, with scheduled delivery in October/November 2008. The total construction cost of this drilling unit (including capitalized interest) is expected to be approximately $160 million.

All of our currently active drilling units have contractual dayrate commitments that are the highest in their respective histories. Currently, we have approximately 87% and 33% of our available rig days contracted for fiscal years 2008 and 2009, respectively. For many years, one of our strategic focuses has been maintaining high equipment utilization. We had a 100% equipment utilization rate in each of fiscal years 2007 and 2006 and have averaged over 90% utilization over the last ten years. Today, virtually all worldwide offshore drilling areas have strong market fundamentals, with high utilization of both floating as well as bottom supported drilling units. Despite the increase in operating costs for fiscal year 2007, our operating results significantly increased for fiscal year 2007 compared to fiscal year 2006. Although we anticipate a continuing trend for increases in operating costs during the next fiscal year, with our backlog of contracted days providing increasing revenue expectations, we anticipate that revenues, operating cash flows and earnings for fiscal year 2008 will reflect a significant improvement over fiscal year 2007 operating results, and we expect our 2008 operating results to be the highest in our history.

OFFSHORE DRILLING EQUIPMENT

Each type of drilling rig is uniquely designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. The following descriptions of the various types of drilling rigs we own illustrate the diversified range of applications of our rig fleet.

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

DRILLING CONTRACTS

We obtain the contracts under which we operate our units either through individual negotiation with the customer or by submitting proposals in competition with other contractors. Our contracts vary in their terms and conditions. The initial term of contracts for our owned and/or managed units has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling unit, a force majeure event, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions, which in time of weak market conditions are usually at the option of the customer; while in time of strong market demand, like today, are usually mutually agreeable.

The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond our control. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect our ability to employ our drilling units. Our active rig utilization, which excludes contractual downtime for rigs upgraded, for fiscal years 2007, 2006 and 2005 was 100%, 100% and 98%, respectively.

Of our current drilling contracts, five of our drilling units have contract terms that extend to the end of fiscal year 2008 or beyond. The ATWOOD EAGLE's contract in Australia extends into fiscal year 2010. The ATWOOD FALCON,

ATWOOD BEACON and VICKSBURG contracts extend into fiscal year 2009. The current SEAHAWK contract extends to the end of fiscal year 2008. The current ATWOOD SOUTHERN CROSS and ATWOOD HUNTER contracts are expected to terminate in February 2008 and July 2008, respectively, with both rigs expected to be recontracted at increased dayrates. Even though the RICHMOND currently has a one well contract commitment, we expect that this rig will remain highly utilized; however, we expect its dayrate to be down from its current one well commitment of $80,000 to the mid to high $60,000.

We currently expect the following zero rate downtime in fiscal year 2008:
RIG	ESTIMATED QUARTER IN WHICH DOWNTIME COULD OCCUR	ESTIMATED DAYS AT ZERO RATE

ATWOOD HUNTER	End of first quarter to beginning of second quarter	15 to 20 Days
ATWOOD EAGLE	First Quarter	15 Days
ATWOOD FALCON	Fourth quarter of fiscal year 2008 or first quarter of fiscal year 2009	5 to 10 Days
ATWOOD SOUTHERN CROSS	Second Quarter	4 to 10 Days
ATWOOD BEACON	Second Quarter	3 Days
RICHMOND	First Quarter	70 Days

                In addition to the above planned downtime, we are always at risk for unplanned downtime. Thus far in the first quarter of fiscal year 2008, the SEAHAWK and the ATWOOD HUNTER have incurred sixteen (16) days and three (3) days, respectively of unplanned downtime. Maintaining high equipment utilization in up, as well as down, cycles is a big factor in generating cash to satisfy current and future obligations.

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

INSURANCE AND RISK MANAGEMENT

Our operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, our equipment is subject to various risks particular to our industry which we seek to mitigate by maintaining insurance. These risks include leg damage to jack-ups during positioning, capsizing, grounding, collision and damage from severe weather conditions.

Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. Therefore, in addition to general business insurance policies, we maintain the following insurance relating to our rigs and rig operations: hull and machinery, loss of hire, builders risk, cargo, war risks, protection and indemnity, and excess liability, among others.

Our operations are also subject to disruption due to terrorism. As a result of significant losses incurred by the insurance industry due to terrorism, offshore drilling rig accidents, damages from hurricanes and other events, we have experienced increases in premiums for certain insurance coverages. Although we believe that we are adequately insured against normal and foreseeable risks in our operations in accordance with industry standards, such insurance may not be adequate to protect us against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism. To date, we have not experienced difficulty in obtaining insurance coverage, although we can provide no assurance as to the future availability of such insurance or the cost thereof. The occurrence of a significant event against which we are not adequately insured could have a material adverse effect on our financial position. See also Risk Factors in Item 1A.

CUSTOMERS

During fiscal year 2007, we performed operations for 15 customers. Because of the relatively limited number of customers for which we can operate at any given time, revenues from 3 different customers amounted to 10% or more of our revenues in fiscal year 2007 as indicated below:

Customer	Percentage of Revenues
Woodside Energy Ltd.	17%
BHP Billiton Petroleum Pty	13%
Sarawak Shell Bhd.	13%

Our business operations are subject to the risks associated with a business having a limited number of customers for our products or services, and a decrease in the drilling programs of these customers in the areas where we are employed may adversely affect our revenues and, therefore, our results of operations and cash flows.

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

INDUSTRY TRENDS

The performance of the offshore drilling industry is largely determined by basic supply and demand for available equipment. Periods of high demand and high dayrates are often followed by periods of low demand and low dayrates. Offshore drilling contractors can mobilize rigs from one region of the world to another, can cold stack rigs (taking them out of service) or reactivate cold stacked rigs in order to adjust supply of existing equipment in various markets to meet demand. The market is highly cyclical and is typically driven by general economic activity and changes in actual or anticipated oil and gas prices. Generally, sustained high energy prices translate into increased exploration and production spending by oil and gas companies, which in turn results in increased drilling activity and demand for equipment like ours.

The offshore markets where we currently operate, offshore Southeast Asia, offshore Africa, offshore India, offshore Australia, the Black Sea, and shallow waters in the U.S. Gulf of Mexico, offer the potential for continuing high utilization. We expect demand for all of our drilling units to continue to be strong due to demand for oil and gas in their respective regions, and expect significant growth in demand for oil and gas driven by Chinas and Indias rapidly expanding economies.

INTERNATIONAL OPERATIONS

The large majority of our operations are in foreign jurisdictions, which we have historically found to be more stable in market terms. We believe international operations provide a better opportunity than domestic operations for attractive contracts and returns over the longer term. Since 1970, we have operated offshore Southeast Asia, offshore Australia, in the Far East, in the Mediterranean Sea, in the Arabian Gulf, in the Red Sea, in the Black Sea, offshore India, offshore Papua New Guinea, offshore Vietnam, offshore East and West Africa, offshore Central and South America, offshore Chinaand in the U.S. Gulf of Mexico. Currently, we have only one rig working in the U.S. Gulf of Mexico. We have foreign offices currently located in Australia, Malaysia, Malta, Egypt, Indonesia, Singapore and the United Kingdom.

Virtually all of our tax provision for fiscal years 2005, 2006 and 2007 relates to taxes in foreign jurisdictions. As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions which significantly reduced our effective tax rate for the current fiscal year when compared to the United States statutory rate. Our effective tax rate for fiscal year 2007 was 15%. Excluding any discrete items that may occur, we expect our effective tax rate to be approximately 15% for fiscal year 2008.  We do not record federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $128 million at September 30, 2007.  It is not practicable to estimate the amount of any deferred tax liability associated with the undistributed earnings. If these earnings were to be remitted to us, any United States income taxes payable would be substantially reduced by foreign tax credits generated by the repatriation of the earnings. Such foreign tax credits totaled approximately $57 million at September 30, 2007.

EMPLOYEES

We currently employ approximately 900 persons in our domestic and foreign operations. In connection with our foreign drilling operations, we are often required by the host country to hire substantial portions of our work force in that country and, in some cases, these employees are represented by foreign unions. To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages. Our success depends to a significant extent upon the efforts and abilities of our executive officers and other key management personnel. There is no assurance that these individuals will continue in such capacity for any particular period of time.

ENVIRONMENTAL REGULATION

The transition zone and shallow water areas of the U.S. Gulf of Mexico are ecologically sensitive. Environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of oil and gas companies to drill in these areas. In the United States, regulations applicable to our operations include regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, or otherwise relating to the protection of the environment. For example, as an operator of a mobile offshore drilling unit in navigable United States waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or other unauthorized discharges of chemicals or wastes resulting from or related to those operations. Laws and regulations protecting the environment have become more stringent, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position, results of operations or cash flows.

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

The U.S. Oil Pollution Act of 1990, or OPA, and related regulations impose a variety of requirement on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to civil or criminal enforcement action. We have taken all steps necessary to comply with this law, and have received a Certificate of Financial Responsibility (Water Pollution) from the U.S. Coast Guard. Our operations in United States waters are also subject to various other environmental regulations regarding pollution, and we have taken steps to ensure compliance with those regulations.

The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the outer continental shelf. Included among these are regulations that require the preparation of spill contingency plans and establish air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the U.S. Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the Superfund law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. Such persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is also not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

SECURITIES LITIGATION SAFE HARBOR STATEMENT

Statements included in this report and the documents incorporated herein by reference which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

These forward-looking statements are made based upon managements current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause our actual results of operations, financial condition or cash flows to differ include, but are not necessarily limited to:

•	our dependence on the oil and gas industry;
•	the operational risks involved in drilling for oil and gas;
•

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

•	the extent to which customers and potential customers continue to pursue deepwater drilling;
•	exploration success or lack of exploration success by our customers and potential customers;
•	the highly competitive and cyclical nature of our business, with periods of low demand and excess rig availability;
•	the impact of the war with Iraq or other military operations, terrorist acts or embargoes elsewhere;
•	our ability to enter into and the terms of future drilling contracts;
•	the availability of qualified personnel;
•	our failure to retain the business of one or more significant customers;
•	the termination or renegotiation of contracts by customers;
•	the availability of adequate insurance at a reasonable cost;
•	the occurrence of an uninsured loss;
•	the risks of international operations, including possible economic, political, social or monetary instability, and compliance with foreign laws;
•	the effect public health concerns could have on our international operations and financial results;
•	compliance with or breach of environmental laws;
•	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;
•	the adequacy of sources of liquidity;
•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;
•

higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase general and administrative expenses;

•	the actions of our competitors in the offshore drilling industry, which could significantly influence rig dayrates and utilization;
•	changes in the geographic areas in which our customers plan to operate, which in turn could change our expected effective tax rate;
•	changes in oil and gas drilling technology or in our competitors drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;
•	rig availability;
•	the effects and uncertainties of legal and administrative proceedings and other contingencies;
•	the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;
•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;
•	the risks involved in the construction, upgrade, and repair of our drilling units; and
•	such other factors as may be discussed in this report and our other reports filed with the Securities and Exchange Commission, or SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. See also Risk Factors in Item 1A. Other unknown or unpredictable factors could also have material adverse effects on future results. The words believe, impact, intend, estimate, anticipate, plan and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Managements Discussion and Analysis in our Annual Report to Shareholders for fiscal year 2007 incorporated by reference in Part I, Part II, Part IV and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SECs web site at http://www.sec.gov. Our website address is www.atwd.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have adopted a code of ethics applicable to our chief executive officer and our senior financial officers which is also available on our website. We intend to satisfy the disclosure requirement regarding any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K for such event. Unless stated otherwise, information on our website is not incorporated by reference into this report or made a part hereof for any purpose. You may also read and copy any document we file at the SECs Public Reference Room at 100F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms and copy charges.

ITEM 1A.	RISK FACTORS

An investment in our securities involves significant risks. You should carefully consider the risk factors described below before deciding whether to invest in our securities. The risks and uncertainties described below are not the only ones we face. You should also carefully read and consider all of the information we have included, or incorporated by reference, in this report on Form 10-K before you decide to invest in our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

WE RELY ON THE OIL AND NATURAL GAS INDUSTRY AND VOLATILE OIL AND NATURAL GAS PRICES IMPACT DEMAND FOR OUR SERVICES.

Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:

•	prevailing oil and natural gas prices;
•	expectations about future prices;
•	the cost of exploring for, producing and delivering oil and natural gas;
•	the sale and expiration dates of available offshore leases;
•	worldwide demand for petroleum products;
•	current availability of oil and natural gas resources;
•	the rate of discovery of new oil and natural gas reserves in offshore areas;
•	local and international political and economic conditions;
•	technological advances;
•	ability of oil and natural gas companies to generate or otherwise obtain funds for capital;
•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;
•	political or other disruptions that limit exploration, development and production in oil-producing countries;
•	the level of production by non-OPEC countries; and
•	laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions.

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

RIG CONVERSIONS, UPGRADES OR NEWBUILDS MAY BE SUBJECT TO DELAYS AND COST OVERRUNS.

From time to time we may undertake to increase our fleet capacity through conversions or upgrades to rigs or through new construction. These projects are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;
•	unscheduled delays in the delivery of ordered materials and equipment;
•	unanticipated cost increases;

•	weather interferences;
•	difficulties in obtaining necessary permits or in meeting permit conditions;
•	design and engineering problems; and
•	shipyard failures.

OPERATING HAZARDS INCREASE OUR RISK OF LIABILITY; WE MAY NOT BE ABLE TO FULLY INSURE AGAINST THESE RISKS.

Our operations are subject to various operating hazards and risks, including:

•	catastrophic marine disaster;
•	adverse sea and weather conditions;
•	mechanical failure;
•	navigation errors;
•	collision;
•	oil and hazardous substance spills, containment and clean up;
•	labor shortages and strikes;
•	damage to and loss of drilling rigs and production facilities; and
•	war, sabotage and terrorism.

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

WE RELY HEAVILY ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. Woodside Energy Ltd., BHP Billiton Petroleum Pty and Sarawak Shell Bhd. provided approximately 17%, 13%, and 13%, respectively of our consolidated revenues in fiscal year 2007. Our results of operations could be materially adversely affected if any of our major customers terminate its contracts with us, fails to renew our existing contracts or refuses to award new contracts to us.

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

Our drilling operations are subject to many hazards that could increase the likelihood of accidents. Accidents can result in:

•	costly delays or cancellations of drilling operations;
•	serious damage to, or destruction of, equipment;
•	personal injury or death;
•	significant impairment of producing wells or underground geological formations; and
•	major environmental damage.

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

We have had accidents in the past due to some of the hazards described above, including the fiscal year 2004 ATWOOD BEACON incident. Because of the ongoing hazards associated with our operations:

•	we may experience a higher number of accidents in the future than expected;
•	our insurance coverage may prove inadequate to cover losses that are greater than anticipated;
•	our insurance deductibles may increase; or

•	our insurance premiums may increase to the point where maintaining our current level of coverage is prohibitively expensive.

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

During the past five years, we derived substantially all of our revenues from foreign sources. We, therefore, face risks inherent in conducting business internationally, such as:

•	legal and governmental regulatory requirements;
•	difficulties and costs of staffing and managing international operations;
•	language and cultural differences;
•	potential vessel seizure or nationalization of assets;
•	import-export quotas or other trade barriers;
•	renegotiation or nullification of existing contracts;
•	difficulties in collecting accounts receivable and longer collection periods;

•	foreign and domestic monetary policies;
•	political and economic instability;
•	terrorist acts, war and civil disturbances;
•	assault on property or personnel;
•	travel limitations or operational problems caused by severe acute respiratory syndrome (SARS) or other public health threats;
•	imposition of currency exchange controls; and
•	potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws.

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

As of November 28, 2007, Helmerich & Payne International Drilling Co., owns of record and beneficially 4,000,000 shares, or approximately 13% of the issued and outstanding shares of our common stock. One of our directors, Hans Helmerich is an executive officer of Helmerich & Payne, Inc. (H&P) the parent company of Helmerich & Payne International Drilling Co. Another director, George Dotson, was also an executive officer of H&P up until his retirement in 2006. The beneficial ownership of our common stock and membership of an officer of H&P on our board enables H&P to exercise some influence over the election of directors and other corporate matters requiring shareholder or board of directors' approval.

FUTURE SALES OF OUR COMMON STOCK BY HELMERICH & PAYNE INTERNATIONAL DRILLING CO. OR ANY OTHER LARGE SHAREHOLDER COULD ADVERSELY AFFECT OUR MARKET PRICE.

Helmerich & Payne International Drilling Co. has advised us that, consistent with its pursuit of a strategy of focusing on its core drilling business, it intends to evaluate its entire investment portfolio, which includes shares of our common stock, and its cash requirements on a continuous basis and that it may seek to dispose of all or a portion of the shares of our common stock owned by it when and as necessary, from time to time, to fund its corporate needs. Until the sale of all of the shares of common stock owned by Helmerich & Payne International Drilling Co. or any other large shareholder are sold, we will or may have a large number of shares of common stock outstanding and available for resale beginning at various points in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could also make it more difficult for us to sell our common stock or other equity securities in the future at a time and at a price that we deem appropriate.

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

•

We are subject to a provision of Texas corporate law that prohibits us from engaging in a business combination with any shareholder for three years from the date that person became an affiliated shareholder by beneficially owning 20% or more of our outstanding common stock, unless specified conditions are met.

•

Special meetings of shareholders may not be called by anyone other than our chairman of the board of directors, president, or the holders of at least one-tenth of all shares issued, outstanding, and entitled to vote.

•

Our board of directors has the authority to issue up to 1,000,000 shares of "blank-check" preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our shareholders.

•

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

Information regarding the current location and general character of our principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

Collectively since fiscal year 1997, we have expended approximately $400 million (including the current upgrade in progress on the RICHMOND) in upgrading seven offshore mobile drilling units. The timing and costs of the various upgrades are as follows:

DRILLING UNITS	YEAR UPGRADE COMPLETED	COST OF UPGRADE
		(In Millions)

ATWOOD HUNTER (PHASE I)	1997	$ 40
ATWOOD SOUTHERN CROSS (PHASE I)	1997	35
ATWOOD FALCON (PHASE I)	1998	45
VICKSBURG	1998	35
SEAHAWK (PHASE I)	1999	22
ATWOOD EAGLE (PHASE I)	2000	8
RICHMOND	2000	7
ATWOOD HUNTER (PHASE II)	2001	58
ATWOOD EAGLE (PHASE II)	2002	90
ATWOOD SOUTHERN CROSS (PHASE II)	2006	7
SEAHAWK (PHASE II)	2006	16
ATWOOD FALCON (PHASE II)	2006	23
RICHMOND (IN PROGRESS)	2007	15 (estimated)
		$ 401

The ATWOOD AURORA, another ultra-premium jack-up, will become our ninth drilling unit upon expected completion of its construction on or before October/November 2008. This drilling unit is expected to have a total construction cost of approximately $160 million.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

During the fourth quarter of fiscal year 2007, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

As of November 27, 2007 there were approximately 10,700 beneficial owners of our common stock based upon information provided to us by a third party service provider. Our common stock is traded on the New York Stock Exchange under the symbol ATW.

We did not pay cash dividends in fiscal years 2006 or 2007 and we do not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of our business. To enable us to maintain our high competitive profile in the industry, we expect to utilize cash reserves at the appropriate time to upgrade existing equipment or to acquire additional equipment. Both our credit facility in place at September 30, 2007 and our new credit facility entered into in October 2007, prohibit payments of cash dividends on common stock without lender approval. In March 2006, we declared a two-for-one stock split of our common stock effected in the form of a 100% common stock dividend.

Market information concerning our common stock may be found under the caption heading Stock Price Information" in our Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

Equity compensation plan information required by this item may be found in Note 3 to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

Stock Performance Graph required by this item may be found under the caption heading Stock Price Information in our Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item may be found under the caption Five Year Financial Review" in our Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item may be found under the caption Managements Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found under the caption Disclosures About Market Risk in the Managements Discussion and Analysis of Financial Condition and Results of Operations section of the Companys Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specific in the SECs rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Managements Annual Report on Internal Control over Financial Reporting

A copy of our Managements Report of Internal Control over Financial Reporting is included in our Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

(c)	Attestation Report of the Independent Registered Public Accounting Firm.

A copy of the attestation report of PricewaterhouseCoopers, LLP, our independent registered public accounting firm is included in our Annual Report to Shareholders for fiscal year 2007, which is incorporated by reference herein.

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

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 14, 2008, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 14, 2008, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 14, 2008, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 14, 2008, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 14, 2008, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS
(a)	FINANCIAL STATEMENTS AND EXHIBITS

1. and 2.	FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements, together with the report of PricewaterhouseCoopers LLP dated November 28, 2007 appearing in our Annual Report to Shareholders for fiscal year 2007, are incorporated by reference herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2007 and 2006

Consolidated Statements of Operations for each of the three years in the period ended September 30, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2007

Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended September 30, 2007

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

Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.1.2 hereof.

Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.1.3 hereof.

Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.1.4 hereof.

Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.1.5 hereof.

Amended and Restated Atwood Oceanics, Inc. 2001 Stock Incentive Plan See Exhibit 10.1.6 hereof.

Form of Atwood Oceanics, Inc. Stock Option Agreement (2001 Stock Incentive Plan) See Exhibit 10.1.7 hereof.

Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement (2001 Stock Incentive Plan) See Exhibit 10.1.8 hereof.

Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan See Exhibit 10.1.9 hereof.

Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan See Exhibit 10.1.11 hereof.

Form of Stock Option Agreement (2007 Long-Term Incentive Plan) See Exhibit 10.1.12 hereof.

Form of Restricted Stock Award Agreement (2007 Long-Term Incentive Plan) See Exhibit 10.1.13 hereof.

Form of Non-Employee Director Restricted Stock Award Agreement (2007 Long-Term Incentive Plan) See Exhibit 10.1.14 hereof.

Non-Employee Directors Elective Deferred Compensation Plan See Exhibit 10.1.10 hereof.

Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2007 See Exhibit 10.2.1 hereof.

Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2008 See Exhibit 10.2.2 hereof.

Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin See Exhibit 10.3.1 hereof.

Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland See Exhibit 10.3.2 hereof.

Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley See Exhibit 10.3.3 hereof.

(b)	See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.
(c)	NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATWOOD OCEANICS, INC.

/s/John R. Irwin
JOHN R. IRWIN, President and Chief Executive Officer
DATE: November 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JAMES M. HOLLAND	/S/ JOHN R. IRWIN
JAMES M. HOLLAND	JOHN R. IRWIN

Senior Vice President and Chief Financial Officer                                          President, Chief Executive Officer and

(Principal Financial and Accounting Officer)                                                  Director

Date: November 29, 2007	(Principal Executive Officer)
Date: November 29, 2007

/S/ ROBERT W. BURGESS	/S/ GEORGE S. DOTSON
ROBERT W. BURGESS	GEORGE S. DOTSON
Director	Director
Date: November 29, 2007	Date: November 29, 2007

/S/ HANS HELMERICH	/S/ WILLIAM J. MORRISSEY
HANS HELMERICH	WILLIAM J. MORRISSEY
Director	Director
Date: November 29, 2007	Date: November 29, 2007

/S/ DEBORAH A. BECK	/S/JAMES R. MONTAGUE
DEBORAH A. BECK	JAMES R. MONTAGUE
Director	Director
DATE: November 29, 2007	DATE: November 29, 2007

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K filed February 14, 2006).
3.2	Second Amended and Restated By-Laws dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 10, 2006).
3.3	Amendment No. 1 to Second Amended and Restated By-Laws dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K filed June 12, 2007).
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

10.1.5	Amendment No. 2 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Appendix A to our Form DEF 14A filed January 12, 2001).
10.1.6	Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix D to our definitive proxy statement on Form DEF 14A filed January 13, 2006).
10.1.7	Form of Atwood Oceanics, Inc. Stock Option Agreement 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.7 of our Form 10-K for the year ended September 30, 2005).
10.1.8	Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.8 of our Form 10-K for the year ended September 30, 2005).
10.1.9	Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed June 1, 2006).

10.1.10 Non-Employee Directors Elective Deferred Compensation Plan effective December 1, 2007 (Incorporation herein by reference to Exhibit 10.1 on our Form 8-K filed November 14, 2007.

10.1.11	Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (Incorporated herein by reference to Appendix B to our definitive proxy statement on Form DEF 14A filed January 9, 2007).
10.1.12	Form of Stock Option Agreement 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.1 of our Form 10-Q for the quarter ended March 31, 2007).
10.1.13	Form of Restricted Stock Award Agreement 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.2 of our Form 10-Q for the quarter ended March 31, 2007).
10.1.14	Form of Non-Employee Director Restricted Stock Award Agreement 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.3 of our Form 10-Q for the quarter ended March 31, 2007).

10.2.1

Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees effective as of January 1, 2007 (Incorporated herein by reference to Exhibit 10.2.2 of our Form 10-K for the year ended September 30, 2006).

*10.2.2	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2008.
10.3.1	Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin (Incorporated herein by reference to Exhibit 10.5.1 of our Form 10-K for the year ended September 30, 2002).
10.3.2	Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland (Incorporated herein by reference to Exhibit 10.5.2 of our Form 10-K for the year ended September 30, 2002).
10.3.3	Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley (Incorporated herein by reference to Exhibit 10.5.3 of our Form 10-K for the year ended September 30, 2002).
10.4

Credit Agreement for $300 million dated October 26, 2007 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed November 1, 2007).

10.5

Platform Construction Agreement by and between Atwood Oceanics Pacific Limited and Keppel AmFELS, Inc. dated March 1, 2006 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed March 2, 2006).

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