Form 10-Q
period 2007-12-31
ATWOOD OCEANICS INC
filed 2008-02-08
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

----------------

Form 10-Q

|X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-13167

ATWOOD OCEANICS , INC.

(Exact name of registrant as specified in its charter)

TEXAS 74-1611874

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization)

15835 Park Ten Place Drive 77084
Houston, Texas (Zip Code)

(Address of principal executive offices)

281-749-7800
(Registrant's telephone number, including area code)
---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X           Accelerated filer ___           Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2008: 31,724,849 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2007

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2007	2006

REVENUES:
Contract drilling	$111,048	$86,242
Business interruption proceeds	--	2,558
	111,048	88,800

COSTS AND EXPENSES:
Contract drilling	51,060	49,110
Depreciation	8,457	8,015
General and administrative	8,309	7,191
(Gain) loss on sale of equipment	27	(47)
	67,853	64,269
OPERATING INCOME	43,195	24,531

OTHER INCOME (EXPENSE)
Interest expense	(803)	(537)
Interest income	719	469
	(84)	(68)
INCOME BEFORE INCOME TAXES	43,111	24,463
PROVISION FOR INCOME TAXES	4,562	3,378
NET INCOME	$38,549	$21,085

EARNINGS PER COMMON SHARE:
Basic	$1.22	$0.68
Diluted	1.20	0.67
AVERAGE COMMON SHARES OUTSTANDING:
Basic	31,685	31,060
Diluted	32,162	31,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2007	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$144,647	$100,361
Accounts receivable, net of an allowance
of $164 at both December 31, 2007
and September 30, 2007	89,028	76,597
Income tax receivable	2,141	1,870
Inventories of materials and supplies	28,412	26,721
Deferred tax assets	111	390
Prepaid expenses and deferred costs	7,713	10,240
Total Current Assets	272,052	216,179

NET PROPERTY AND EQUIPMENT	514,170	493,851

DEFERRED COSTS AND OTHER ASSETS	10,657	7,694
	$796,879	$717,724

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of notes payable	$-	$18,000
Accounts payable	12,571	11,769
Accrued liabilities	38,740	27,861
Total Current Liabilities	51,311	57,630

LONG-TERM DEBT,
net of current maturities:	50,000	--
	50,000	--
LONG TERM LIABILITIES:
Deferred income taxes	13,626	14,729
Deferred credits	19,855	24,093
Other	7,261	5,417
	40,742	44,239

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	--	--
Common stock, $1 par value, 50,000 shares
authorized with 31,702 and 31,675 issued
and outstanding at December 31, 2007
and September 30, 2007, respectively	31,702	31,675
Paid-in capital	135,158	133,224
Retained earnings	487,966	450,956
Total Shareholders' Equity	654,826	615,855
	$796,879	$717,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$38,549	$21,085
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	8,457	8,015
Amortization of debt issuance costs	444	201
Amortization of deferred items	(2,575)	(8,788)
Provision for doubtful accounts	--	113
Provision for inventory obsolesence	70	--
Deferred federal income tax benefit	(824)	(80)
Stock-based compensation expense	1,420	1,213
(Gain) loss on sale of equipment	27	(47)
Changes in assets and liabilities:
Increase in accounts receivable	(12,431)	(267)
Increase in insurance receivable	--	(3,600)
Increase in income tax receivable	(271)	(783)
Increase in inventory	(1,761)	(479)
Decrease in prepaid expenses	2,527	1,929
Increase in deferred costs and other assets	(3,735)	(2,559)
Increase in accounts payable	802	2,956
Increase in accrued liabilities	7,888	5,859
Increase in deferred credits and other liabilities	306	25,370
Other	--	(12)
Net cash provided by operating activities	38,893	50,126

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(25,837)	(23,606)
Proceeds from sale of equipment	25	56
Net cash used by investing activities	(25,812)	(23,550)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	(18,000)	(19,000)
Proceeds from debt	50,000	--
Proceeds from exercise of stock options	541	498
Debt issuance costs paid	(1,336)	--
Tax benefit from the exercise of stock options	--	69
Net cash provided (used) by financing activities	31,205	(18,433)

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,286	8,143
CASH AND CASH EQUIVALENTS, at beginning of period	$100,361	$32,276
CASH AND CASH EQUIVALENTS, at end of period	$144,647	$40,419

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Paid-in Capital	Retained Earnings	Total Stockholders' Equity

September 30, 2007	31,675	$31,675	$133,224	$450,956	$615,855
FIN48 Adoption	(1,539)	(1,539)
Net income	--	--	--	38,549	38,549
Exercise of employee stock options	27	27	514	--	541
Stock option and restricted stock
award compensation expense	--	--	1,420	--	1,420
December 31, 2007	31,702	$31,702	$135,158	$487,966	$654,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     UNAUDITED INTERIM INFORMATION

      The unaudited interim condensed consolidated financial statements as of December 31, 2007 and for the three month periods ended December 31, 2007 and 2006, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2007. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2007. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

2.      SHARE-BASED COMPENSATION

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of December 31, 2007, unrecognized compensation cost, net of estimated forfeitures, re lated to stock options and restricted stock awards was approximately $6.5 million and $14.4 million, respectively, which we expect to recognize over a weighted average period of approximately 3.1 years. The recognition of share-based compensation expense had the following effect on our consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006

Increase in contract drilling expenses	$356	$260
Increase in general and administrative expenses	1,064	953
Decrease in income tax provision	(372)	(334)
Decrease of net income	$1,048	$879
Decrease in earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

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

The per share weighted average fair value of stock options granted during the three months ended December, 2007 was $40.68. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the nine months ended December 31, 2007:

Risk-Free Interest Rate	3.7%
Expected Volatility	46%
Expected Life (Years)	5.27
Dividend Yield	None

The average risk-free interest rate is based on the five -year U.S. treasury security rate in effect as of the grant date. We determined expected volatility using a 6 -year historical volatility figure and determined the expected term of the stock options using 10 years of historical data. We have never paid any cash dividends on our common stock.

A summary of stock option activity during the three months ended December 31, 2007 is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options (000s)	Price	Life (Years)	Value (000s)
Outstanding at October 1, 2007	881	$ 24.54	6.5	$ 45,854
Granted	94	$ 89.50
Exercised	(27)	$ 19.81		$ 1,917
Forfeited	(2)	$ 59.18
Outstanding at December 31, 2007	946	$ 31.03	6.6	$ 65,452
Exercisable at December 31, 2007	646	$ 20.93	5.7	$ 51,251

Restricted Stock

We have also awarded restricted stock to certain employees and to our non-employee directors. The awards of restricted stock have various vesting periods ranging from thirteen months to four years. All restricted stock awards granted to date are restricted from transfer for three or four years from the date of grant, whether vested or unvested. We value restricted stock awards at fair market value of our common stock on the date of grant.

A summary of restricted stock activity for the three months ended December 31, 2007, is as follows:

	Number of Shares (000s)	Wtd.Avg. Fair Value
Unvested at September 30, 2007	160	$43 .39
Granted	137	$89 .50
Vested	--
Forfeited	(2)	$72.71
Unvested at December 31, 2007	295	$64 .57

3.     EARNINGS (LOSS) PER COMMON SHARE

     The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	Net Income	Shares	Per Share Amount
December 31, 2007:
Basic earnings per share	$38,549	31,685	$1.22
Effect of dilutive securities
Stock options	--	477	$0.02

Diluted earnings per share	$38,549	32,162	$1.20

December 31, 2006:
Basic earnings per share	$21,085	31,060	$0 .68
Effect of dilutive securities
Stock options	--	554	$0 .01

Diluted earnings per share	$21,085	31,614	$0 .67

The calculation of diluted earnings per share for the three month period ended December 31, 2007 excludes consideration of shares of common stock relate d to 228,000 outstanding stock options because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

4.     PROPERTY AND EQUIPMENT

      A summary of property and equipment by classification is as follows (in thousands):

	December 31, 2007	September 30, 2007

Drilling vessels and related equipment
Cost	$806,840	$778,469
Accumulated depreciation	(300,241)	(292,790)
Net book value	506,599	485,679

Drill Pipe
Cost	15,612	15,587
Accumulated depreciation	(10,544)	(9,970)
Net book value	5,068	5,617

Furniture and other
Cost	9,328	9,211
Accumulated depreciation	(6,825)	(6,656)
Net book value	2,503	2,555

NET PROPERTY AND EQUIPMENT	$514,170	$493,851

 5.      LONG-TERM DEBT

During October 2007, we entered into a new credit agreement with several banks with Nordea Bank Finland PLC, New York Branch, as Administrative Agent for the lenders, as well as Lead Arranger and Book Runner. The new credit agreement provides for a secured 5-year $300,000,000 non-amortizing revolving loan facility with maturity in October 2012, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants. Loans under the new facility will bear interest at varying rates ranging from 0.70% to 1.25% over Eurodollar Rate , depending upon the ratio of outstanding debt to earnings before interest, taxes and depreciation. The new credit agreement supports the issuance, when required, of standby letters of credit. The standby letters of credit previously outstanding under our prior credit facility were incorporated into our new credit facility and are deemed issued thereunder.

The collateral for the new credit agreement consists primarily of preferred mortgages on three of our active drilling units (ATWOOD EAGLE, ATWOOD HUNTER and ATWOOD BEACON). The new credit agreement contains various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios. Under the new credit agreement, we are required to pay a fee ranging from 0.225% to 0.375% per annum on the unused portion of the credit facility and certain other administrative costs. The credit facility will provide funding for future growth opportunities and for general corporate needs.

In conjunction with the establishment of the new credit agreement, we terminated our prior senior secured credit facility and repaid the remaining $18 million outstanding as of September 30, 2007 during October 2007. We also wrote off to interest expense the remaining unamortized loan costs of approximately $0.4 million related to the prior credit facility during the quarter ended December 31, 2007.

6.     INCOME TAXES

We adopted the provision of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” or FIN48, on October 1, 2007. As a result of the implementation of FIN48, we recognized an approximate $1.5 million increase in the long-term liability for uncertain tax positions which was accounted for as a reduction to the October 1, 2007 balance of retained earnings. After the adoption of FIN48, we had $3.7 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $1.7 million as of October 1, 2007 which are included as Other Long Term Liabilities in the Consolidated Balance Sheet.

We record estimated accrued interest and penalties related to uncertain tax positions in income tax expense. During the three months ended December 31, 2007, there has not been a material change in our uncertain tax positions. At December 31, 2007, we had $3.8 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $1.7 million which are included as Other Long Term Liabilities in the Consolidated Balance Sheet.

At December 31, 2007, all $3.8 million of the net unrecognized tax benefits would affect the effective tax rate if recognized.

Our United States tax returns for fiscal year 2005 and subsequent years remain subject to examination by tax authorities. As we conduct business globally, we have various tax years remaining open to examination in our international tax jurisdictions. We do not anticipate that any tax contingencies resolved during the next 12 months will have a material impact on our consolidated financial position, results of operations or cash flows.

Virtually all of our tax provision for each of the three months ended December 31, 2007 and 2006 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three months ended December 31, 2007 and 2006, our effective tax rate for these periods was significantly less than the United States federal statutory rate.

7.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS No. 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently analyzing the provisions of SFAS No. 159 and determining how it will affect accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.

In September 2005, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. We are currently analyzing the provisions of SFAS No. 157 and determining how it will affect accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007)”. This statement retains the fundamental requirements for SFAS No. 141, “Business Combinations” that the acquisition method be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one of more other businesses or assets at the acquisition date and in subsequent periods. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 31, 2008. The impact of SFAS No. 141(R) will depend on the nature and extent of any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We are currently analyzing the provisions of SFAS No. 160 and determining how it will affect accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.

8.        COMMITMENTS AND CONTINGENCIES

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

9.        SUBSEQUENT EVENT

During January 2008, we executed a construction contract with Jurong Shipyard Pte. Ltd. ("Jurong") to construct a Friede & Goldman ExD Millennium Semisubmersible Drilling Unit. The new rig will be constructed at Jurong's shipyard in Singapore, with delivery expected to occur in early 2011. We estimate the total cost of the rig will be $570 million to $590 million. The new rig will be able to conventionally moor in up to 6,000 feet of water with its own mooring equipment and with pre-laid mooring equipment could work in up to 8,000 feet of water.

PART I. ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q for the quarterly period ended December 31, 2007 includes s tatements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

- the impact of the war with Iraq or other military operations, terrorist acts or embargoes e lsewhere;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management’s Discussion and Analysis in Part I, Item 2 hereof and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our Form 10K for the year ended September 30, 2007. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

.

MARKET OUTLOOK

     Currently, we have approximately 98% of available rig days for the remainder of fiscal year 2008 contracted, with contracted rig days for fiscal years 2009 and 2010 at approximately 32% and 11%, respectively. A comparison of the average per day revenue for fiscal years 2006, 2007 and for the first three months of fiscal year 2008 for each of our eight drilling units to their current highest dayrate commitment is as follows:

	Average Per Day Revenues (1)
	Fiscal Year 2006	Fiscal Year 2007	First Three Months of Fiscal Year 2008	Current Highest Dayrate Commitment (1)		Percentage Change From First Three Months of Fiscal Year 2008 to Current Highest Dayrate Commitment

ATWOOD EAGLE	$129,000	$160,000	$134,000	$450,000		236%
ATWOOD HUNTER	172,000	2 34,000	312,000	240,000		(23%)
ATWOOD FALCON	83,000	138,000	187,000 (2)	187,000	(2)	0%
ATWOOD SOUTHERN CROSS	82,000	171,000	221,000	406,000		84%
ATWOOD BEACON	88,000	109,000	114,000	133,500		17%
VICKSBURG	82,000	110,000	152,000	154,000		1%
SEAHAWK	32,000	84,000	78,000	93,000	(3)	19%
RICHMOND	55,000	81,000	------ (4)	80,000		----- (4)
_____________

(1) Average per day revenues include dayrate and service revenues and amortized deferred fees. The current highest dayrate commitment includes estimated amortized deferred fees where noted.

(2) At a certain water depth, the dayrate would increase to $200,000; however we currently expect most, if not all, work will be at the $160,000 dayrate level which, with estimated amortized deferred fees of $27,000 per day results in the commitment amount of $187,000 per day.

(3) Includes estimated amortized deferred fees of $17,000 per day.

(4) The rig was in a shipyard virtually the entire quarter undergoing a life enhancing upgrade. Following the completion of this upgrade (estimated February 2008), the rig has contract commitments of thirty (30) days at a dayrate of $80,000 and four (4) to six (6) months at a dayrate of $65,000.

     The ATWOOD EAGLE is working offshore Australia for BHP Billiton Petroleum (“BHPB”) at a dayrate of approximately $170,000. The BHPB drilling program is currently expected to extend into May 2008. Immediately following the completion of the BHPB work, the rig has a one-well commitment at a dayrate of $360,000 followed by a two-year commitment with Woodside Energy Limited (“Woodside”) at a dayrate of $405,000. Following completion of the Woodside drilling program (estimated July 2010), Chevron Australia Pty. Ltd. (“Chevron”) has committed to use the rig at a dayrate of approximately $430,000 to $450,000 (subject to adjustment for cost escalation) until our new semisubmersible drilling unit being build in Singapore is ready to commence its drilling program commitment in Australia (estimated early 2011) with Chevron. The ATWOOD HUNTER is currently being mobilized to Mauritania to commence work under the suspended Woodside contract which has been assigned to Petronas Carigali Sdn. Bhd. This contract has an operating dayrate of $240,000 and will extend to August 2008. The ATWOOD FALCON has a contractual commitment, which extends to July 2009, offshore Malaysia at a current dayrate of $160,000 plus estimated amortized deferred fees of $27,000 per day (over a certain water depth the dayrate will be $200,000; however, we believe that most, if not all, wells drilled will be at the $160,000 dayrate level). The ATWOOD SOUTHERN CROSS has recently left the Black Sea and is back in the Mediterranean Sea where it will drill one (1) well for Turkiye Petrolleri A.O. at a dayrate of $320,000 and then drill two (2) to four (4) wells for ENI Spa AGIP Exploration & Production Division (“ENI”) at a dayrate of $406,000. If all wells are drilled, the rig’s current contract commitments could extend into November 2008.

Currently, our two active jack-up drilling units, the ATWOOD BEACON and VICKSBURG, have contract commitments to January 2009 and June 2009, respectively. The ATWOOD BEACON is currently working at a dayrate of $133,500, while the VICKSBURG is working at a dayrate of $154,000. The SEAHAWK is working offshore West Africa under a drilling contract that extends to September 2008; however, this contract provides for four (4) six-month options at the current dayrate plus certain cost escalations. The rig’s current dayrate is approximately $76,000, which with amortized deferred fees of $17,000 per day results in the total daily revenue of $93,000. Our only rig in the U.S. Gulf of Mexico, the RICHMOND, is currently in a shipyard undergoing an approximate $17 million life enhancing upgrade, which is expected to be completed in February 2008. Following the shipyard work, the RICHMOND has a one (1) well commitment at a dayrate of $80,000 for the first approximately thirty (30) days then declining to $65,000 for all days thereafter required to complete the well. The rig also has a contract commitment with Contango Operations Inc. to drill two (2) firm wells plus an option for one (1) additional well all at a dayrate of $65,000, which, if all three (3) wells are drilled, could extend into September 2008.

We are in the process of expanding our drilling fleet with the construction of two (2) additional drilling units. Our ultra premium jack-up, ATWOOD AURORA, is being constructed in Brownsville, Texas, with an expected delivery date in November 2008 at a total cost (including capitalized interest) of approximately $164 million. We are currently pursuing a contract opportunity for the rig outside of the United States. In December 2007, we were awarded a contract by Chevron Australia Pty. Ltd. to provide a newly constructed Mobile Offshore Semisubmersible Drilling Unit for a firm three (3) year period, with an option to extend the firm period to six (6) years. The contract provides for an operating dayrate of approximately $470,000, if the firm commitment is three (3) years, and approximately $450,000, if the option is exercised to extend the firm commitment period to six (6) years. Both dayrates are subject to adjustment pursuant to cost escalation provisions of the contract. To provide the drilling rig required by the contract, we have executed a construction contract with Jurong Shipyard Pte. Ltd. (“Jurong”) to construct a Friede & Goldman ExD Millennium Semisubmersible Drilling Unit. This new rig will be constructed at Jurong’s shipyard in Singapore, with delivery expected to occur in early 2011. We estimate the total cost of the rig (including capitalized interest) will be $570 million to $590 million. Financing for the rig construction will be provided by a combination of our ongoing cash flows and debt, as necessary, from our new $300 million credit facility. We have an option for a second rig with Jurong which requires exercise by the Company prior to June 30, 2008. We have made no determination at this time as to whether the option will be exercised.

The continuing strong market environment is not only supporting high equipment utilization with historically high dayrates, but also continues to reflect increasing operating costs. Total drilling costs for the first quarter of fiscal year 2008 compared to the first and fourth quarters of fiscal year 2007 increased 4% and 9%, respectively. We currently expect a 10% to 12% fleetwide increase in total drilling costs for fiscal year 2008 compared to fiscal year 2007.

Besides the planned zero rate days currently being incurred by the RICHMOND while undergoing its life enhancing upgrade, the ATWOOD HUNTER incurred twenty (20) zero rate days in January while undergoing some equipment upgrades. The ATWOOD SOUTHERN CROSS incurred one (1) zero rate day following its mobilization from the Black Sea and could incur four (4) to ten (10) zero rate days prior to commencing the ENI drilling program. The ATWOOD BEACON is expected to incur three (3) zero rate days during the third quarter of fiscal year 2008 for some required inspections. The SEAHAWK is also expected to incur three (3) to five (5) zero rate days during the third quarter of fiscal year 2008 for some equipment upgrades. Other than completing the RICHMOND’s upgrade, we currently have no additional planned shipyard periods for any of our rigs for the remainder of fiscal year 2008; however, we can give no assurance that we will not incur unplanned zero rate days on any of our rigs during the remainder of fiscal year 2008. During the first quarter of fiscal year 2008, we incurred twenty-four (24) unplanned zero rate days, and thus far in the second quarter of fiscal year 2008, the ATWOOD EAGLE has incurred five (5) unplanned zero rate days, with the ATWOOD FALCON incurring one (1) unplanned zero rate day. In recent fiscal years, we have incurred approximately 1% to 2% of unplanned zero rate days per fiscal year , or approximately 30 to 60 days.

Despite increasing drilling costs and the continuing risk of unplanned zero rate time, we expect operating results for fiscal year 2008 will reflect significant improvement over fiscal year 2007 results. Assuming no additional new growth, we expect to end fiscal year 2008 with a debt to capitalization ratio of less than 10%. With our strong balance sheet and continuing trend for improvement in cash flows and financial results at historic levels, we will continue to explore additional value enhancing growth opportunities, as well as evaluate the best use of future cash flows.

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 2007 increased 25% compared to the three months ended December 31, 2006. A comparative analysis of revenues is as follows:

REVENUES
(In Millions)
Three Months Ended December 31,
	2007	2006	Varia nce

ATWOOD HUNTER	$28 .7	$17 .8	$10 .9
ATWOOD SOUTHERN CROSS	20 .3	11 .4	8 .9
ATWOOD FALCON	17 .2	8 .9	8 .3
VICKSBURG	14 .0	8 .5	5 .5
ATWOOD BEACON	10 .5	8 .7	1 .8
SEAHAWK	7 .2	8 .1	(0 .9)
ATWOOD EAGLE	12 .3	14 .8	(2 .5)
AUSTRALIA MANAGEMENT CONTRACTS	--	3 .1	(3 .1)
RICHMOND	0 .8	7 .5	(6 .7)
	$111 .0	$88 .8	$22 .2

The increase in fleetwide revenues for the current quarter is primarily attributable to the increase in average dayrates due to improving market conditions and strong demand for offshore drilling equipment as previously discussed in “Market Outlook”. Increases in revenues for the ATWOOD HUNTER, ATWOOD SOUTHERN CROSS, ATWOOD FALCON, VICKSBURG and ATWOOD BEACON were related to each of these drilling units working under higher dayrate contracts during the current quarter and fiscal year-to-date period compared to the same periods in the prior fiscal year. The decrease in revenues for the SEAHAWK was due to sixteen (16) unplanned zero rate days incurred during the first quarter of fiscal year 2008 for equipment related issues while the decrease in revenue for the ATWOOD EAGLE was primarily due to fourteen (14) zero rate days incurred for planned regulatory inspections. For most of the first quarter of fiscal year 2008, the RICHMOND was in a shipyard undergoing a life-enhancing upgrade and earned no revenue during this time. The AUSTRALIA MANAGEMENT CONTRACTS were terminated during the first quarter of fiscal year 2007.

Contra ct drilling costs for the three months ended December 31, 2007 increased 4% compared to the three months ended December 31, 2006. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended December 31,
	2007	2006	Variance

ATWOOD SOUTHERN CROSS	$ 7.6	$ 5.3	$ 2.3
ATWOOD EAGLE	9.9	7.9	2.0
SEAHAWK	8.7	6.8	1.9
ATWOOD HUNTER	7.6	5.9	1.7
VICKSBURG	4.4	3.8	0.6
ATWOOD BEACON	4.4	4.0	0.4
RICHMOND	1.7	3.1	(1.4)
AUSTRALIA MANAGEMENT CONTRACTS	-	2.5	(2.5)
ATWOOD FALCON	5.5	8.7	(3.2)
OTHER	1.3	1.1	0.2
	$ 51.1	$ 49.1	$ 2.0

On a fleetwide basis, wage increases and extra personnel for training and development have resulted in higher personnel costs and increases in the number of maintenance projects have resulted in higher equipment related costs during the three months ended December 31, 2007 for virtually every rig when compared to the prior fiscal year period, including the ATWOOD SOUTHERN CROSS, ATWOOD EAGLE, SEAHAWK, ATWOOD HUNTER, VICKSBURG and ATWOOD BEACON. The RICHMOND incurred significantly less operating costs during the current quarter as the rig was in a shipyard undergoing a life enhancing upgrade. The AUSTRALIA MANAGEMENT CONTRACTS were terminated during the first quarter of fiscal year 2007. The decrease in drilling costs for the ATWOOD FALCON is primarily attributable to a significant amount of planned maintenance performed during its water depth upgrade which was completed during the first quarter of fiscal year 2007. Other drilling costs have remained relatively consistent with the prior fiscal year period.

Depreciation expense for the three months ended December 31, 2007 increased 6% compared to the three months ended December 31, 2006. An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended December 31,
	2007	2006	Variance

ATWOOD FALCON	$ 1.3	$ 0.9	$ 0.4
SEAHAWK	1.6	1.5	0.1
ATWOOD HUNTER	1.5	1.4	0.1
ATWOOD SOUTHERN CROSS	0.9	0.8	0.1
ATWOOD BEACON	1.3	1.3	-
VICKSBURG	0.7	0.7	-
ATWOOD EAGLE	1.1	1.1	-
RICHMOND	-	0.2	(0.2)
OTHER	0.1	0.1	-
	$ 8.5	$ 8.0	$ 0.5

      Depreciation expense has increased for the ATWOOD FALCON due to the completion of its water depth upgrade during fiscal year 2007. In accordance with our company policy, no depreciation expense was recorded during the current quarter for the RICHMOND, as the rig was undergoing a life enhancing upgrade. Depreciation expense for all other rigs has remained relatively consistent with the prior fiscal year period.

General and administrative expenses for the first quarter of fiscal year 2008 increased compared to the first quarter of fiscal year 2007 primarily due to rising personnel costs which also include an approximate $0.7 million increase in annual bonus compensation over the prior fiscal year. Interest expense increased due to the write off of the remaining unamortized loan costs of approximately $0.4 million related to the prior credit facility which was terminated during the quarter ended December 31, 2007. Interest income increased due to interest earned on higher cash balances.

Virtually all of our tax provision for each of the three months ended December 31, 2007 and 2006 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three months ended December 31, 2007 and 2006, our effective tax rate for these periods was significantly less than the United States federal statutory rate. Excluding any discrete items that may be incurred, we expect our effective tax rate to be between 10% and 12% for fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

In October 2007 we entered into a new credit agreement with several banks and terminated our prior senior secured credit facility. The new credit agreement provides for a secured 5-year $300,000,000 non-amortizing revolving loan facility with maturity in October 2012, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants. Loans under the new facility will bear interest at varying rates ranging from 0.70% to 1.25% over the Eurodollar Rate, depending upon the ratio of outstanding debt to earnings before interest, taxes and depreciation. The collateral for the new credit agreement consists primarily of preferred mortgages on three of our active drilling units (ATWOOD EAGLE, ATWOOD HUNTER and ATWOOD BEACON). The new credit agreement contains various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios. This new credit facility will provide funding for future growth opportunities and for general corporate needs. As of December 31, 2007 and February 7, 2008, $50 million has been borrowed under the new credit facility.

Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2001 through 2007, net cash provided by operating activities ranged from a low of approximately $13.7 million in fiscal year 2003 to a high of approximately $190.8 million in fiscal year 2007. For the three months ended December 31, 2007, net cash provided by operating activities totaled approximately $38.9 million. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. During the first three months of fiscal year 2008, we used internally generated cash to expend approximately $17 million toward the construction of the ATWOOD AURORA, approximately $8 million toward the life enhancing upgrade of the RICHMOND and approximately $1 million in other capital expenditures. We had cash and cash equivalents on hand at December 31, 2007 of approximately $145 million.

In January 2008, we executed a construction contract with Jurong Shipyard Pte. Ltd. to construct a Friede & Goldman ExD Millennium Semisubmersible Drilling Unit, with delivery expected to occur in early 2011. We estimate the total costs of the rig (including capitalized interest) will be $570 million to $590 million. Assuming no additional growth, we estimate that our total capital expenditures for the last three quarters of fiscal year 2008 will be approximately $225 million, with approximately $55 million and $140 million relating to the construction of the ATWOOD AURORA and the new semisubmersible drilling unit, respectively. Based upon the current expected capital commitments for fiscal year 2008, we expect to end fiscal year 2008 with outstanding long-term debt of $50 million to $75 million and a debt to total capitalization ratio of less than 10%. Thus, we expect to satisfy most of the current capital commitments for fiscal year 2008 from internally generated funds.

Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. The increase in accounts receivable of $12.4 million from September 30, 2007 to December 31, 2007 is primarily attributable to a large outstanding balance due from one customer that was subsequently collected in January 2008.

Accrued liabilities have increased by approximately $10.9 million at December 31, 2007 compared to September 30, 2007 due to additional accrued but unpaid taxes and due to an increase of capital expenditure liabilities.

Long-term deferred credits have decreased by approximately $4.2 million at December 31, 2007 compared to September 30, 2007 due to the amortization deferred fees associated with the prior upgrades of the ATWOOD FALCON and SEAHAWK. Lump sum fees received for upgrade costs reimbursed by our customers are reported as deferred credits in the accompanying Consolidated Balance Sheets and are recognized as earned on a straight-line method over the term of the related drilling contract.

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

      All of our $50 million of long-term debt outstanding at December 31, 2007, was floating rate debt. As a result, our annual interest costs in fiscal year 2008 will fluctuate based on interest rate changes. Because the interest rate on our long-term debt is a floating rate, the fair value of our long-term debt approximated carrying value as of December 31, 2007. The impact on annual cash flow of a 10% change in the floating rate (approximately 55 basis points) would be approximately $0.3 million, which we believe to be immaterial. We did not have any open derivative contracts relating to our floating rate debt at December 31, 2007.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on December 31, 2007 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $ 0.6 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 2007.

PART I. ITEM 4

CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our periodic SEC filings is recorded, process, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

10.1  Credit Agreement for $300 million dated October 26, 2007 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc. and other Financial Institutions (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed November 1, 2007.

10.2  Non-Employee Directors’ Elective Deferred Compensation Plan effective December 1, 2007 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed November 14, 2007).

10.3  Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees effective as of January 1, 2008 (Incorporated herein by reference to Exhibit 10.2.2 of our Form 10-K filed November 29, 2007).

10.4  Construction Contract between Atwood Oceanics Pacific Limited and Jurong Shipyard Pte. Ltd. dated January 3, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 2, 2008).

*31.1   Certification of Chief Executive Officer.

*31.2   Certification of Chief Financial Officer.

*32.1   Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2   Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC.
(Registrant)

Date: February 8, 2007	/s/JAMES M. HOLLAND
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

10.1  Credit Agreement for $300 million dated October 26, 2007 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc. and other Financial Institutions (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed November 1, 2007.

10.2  Non-Employee Directors’ Elective Deferred Compensation Plan effective December 1, 2007 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed November 14, 2007).

10.3  Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees effective as of January 1, 2008 (Incorporated herein by reference to Exhibit 10.2.2 of our Form 10-K filed November 29, 2007).

10.4  Construction Contract between Atwood Oceanics Pacific Limited and Jurong Shipyard Pte. Ltd. dated January 2, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 3, 2008).

*31.1   Certification of Chief Executive Officer.

*31.2   Certification of Chief Financial Officer.

*32.1   Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2   Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

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

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: February 8, 2007

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

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: February 8, 2007

/s/ JAMES M. HOLLAND
James M. Holland
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atwood Oceanics, Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John R. Irwin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

Date:     February 8, 2007                         /s/ JOHN R. IRWIN
                                                                John R. Irwin
                                                                President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atwood Oceanics, Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James M. Holland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

Date:     February 8, 2007                       /s/JAMES M. HOLLAND
                                                              James M. Holland
                                                              Senior Vice President and
                                                              Chief Financial Officer