Form 10-Q/A
period 2007-12-31
ATWOOD OCEANICS INC
filed 2008-04-23
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

----------------

Form 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2008: 31,724,849 shares of common stock, $1 par value

EXPLANATORY NOTE

Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we,” or “our” unless the context indicates otherwise) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, which was originally filed on February 8, 2008 (the “Original Filing”).

There was a typographical error in the dates set forth in Exhibits 31.1, 31.2, 32.1, and 32.2 as well as the signature page to the Original Filing. Accordingly, our Chief Executive Officer and Chief Financial Officer have reissued their certifications included in Exhibits 31.1, 31.2, 32.1, and 32.2.  The purpose of this Amendment is to re-file Exhibits 31.1, 31.2, 32.1, and 32.2 and to confirm that the correct date on the signature page of the Original Filing should be February 8, 2008, the date of filing.

Although this Form 10-Q/A sets forth the Original Filing in its entirety, this Form 10-Q/A only amends the cover page and Exhibits 31.1, 31.2, 32.1, and 32.2 and confirms the correct date of the signature page of the Original Filing. This Amendment does not affect any other parts of or exhibits to the Original Filing, and no other information in the Original Filing is amended hereby. Except for the amendments described above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Form 10-Q/A should also be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

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

ATWOOD OCEANICS, INC.
(Registrant)

Date: April 23, 2008	/s/JAMES M. HOLLAND
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

Date: April 23, 2008

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

Date: April 23, 2008

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

Date:     April 23, 2008                            /s/ JOHN R. IRWIN
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

Date:     April 23, 2008                          /s/JAMES M. HOLLAND
                                                              James M. Holland
                                                              Senior Vice President and
                                                              Chief Financial Officer