Form 10-Q
period 2008-03-31
ATWOOD OCEANICS INC
filed 2008-05-12
CIK 8411

___________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

----------------

Form 10-Q

|X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X           Accelerated filer ___
Non-accelerated filer ___          Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2008: 32,009,715 shares of common stock, $1 par value

_______________________________________________________________________________

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2008

INDEX

Part I. Financial Information

     Item 1.     Unaudited Condensed Consolidated Financial Statements                         Page

a)	Condensed Consolidated Statements of Operations For the Three and Six Months Ended March 31, 2008 and 2007……….…. 3

b)	Condensed Consolidated Balance Sheets As of March 31, 2008 and September 30, 2007……………………...……4

c)	Condensed Consolidated Statements of Cash Flows For the Six Months Ended March 31, 2008 and 2007………………..…....5

d)	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Six Months Ended March 31, 2008……………....……...…..6

e)	Notes to Condensed Consolidated Financial Statements…...……...………..7

     Item 2.     Management’s Discussion and Analysis of Financial
                    Condition and Results of Operations……………………………....………..15

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk………...…........25

     Item 4.     Controls and Procedures………………………………...…………….......26

Part II. Other Information

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

REVENUES:
Contract drilling	$ 113,530	$ 94,262	$ 224,578	$ 180,504
Business interruption proceeds	-	-	-	2,558
	113,530	94,262	224,578	183,062

COSTS AND EXPENSES:
Contract drilling	51,845	43,617	102,905	92,727
Depreciation	8,586	8,329	17,043	16,344
General and administrative	7,173	4,851	15,482	12,042
(Gains) losses on sale of equipment, net	(112)	(137)	(85)	(184)
	67,492	56,660	135,345	120,929
OPERATING INCOME	46,038	37,602	89,233	62,133

OTHER INCOME (EXPENSE)
Interest expense, net of capitalized interest	(139)	(388)	(942)	(925)
Interest income	455	404	1,174	873
	316	16	232	(52)
INCOME BEFORE INCOME TAXES	46,354	37,618	89,465	62,081
PROVISION FOR INCOME TAXES	4,599	5,861	9,161	9,239
NET INCOME	$ 41,755	$ 31,757	$ 80,304	$ 52,842

EARNINGS PER COMMON SHARE:
Basic	$ 1.31	$ 1.02	$ 2.53	$ 1.70
Diluted	1.30	1.01	2.49	1.67
AVERAGE COMMON SHARES OUTSTANDING:
Basic	31,801	31,148	31,743	31,104
Diluted	32,214	31,577	32,188	31,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	September 30,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 99,206	$ 100,361
Accounts receivable, net of an allowance
of $814 at March 31, 2008
and $164 at September 30, 2007	84,026	76,597
Income tax receivable	1,200	1,870
Inventories of materials and supplies	31,802	26,721
Deferred tax assets	-	390
Prepaid expenses and deferred costs	6,342	10,240
Total Current Assets	222,576	216,179

NET PROPERTY AND EQUIPMENT	607,187	493,851

DEFERRED COSTS AND OTHER ASSETS	6,496	7,694
	$ 836,259	$ 717,724

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of notes payable	$ -	$ 18,000
Accounts payable	13,588	11,769
Accrued liabilities	35,157	27,861
Deferred income taxes	184	-
Total Current Liabilities	48,929	57,630

LONG-TERM DEBT,
net of current maturities:	50,000	-
	50,000	-
LONG TERM LIABILITIES:
Deferred income taxes	12,629	14,729
Deferred credits	15,617	24,093
Other	7,799	5,417
	36,045	44,239

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 90,000 shares
authorized with 31,859 and 31,675 issued
and outstanding at March 31, 2008
and September 30, 2007, respectively	31,859	31,675
Paid-in capital	139,705	133,224
Retained earnings	529,721	450,956
Total Shareholders' Equity	701,285	615,855
	$ 836,259	$ 717,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$ 80,304	$ 52,842
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	17,043	16,344
Amortization of debt issuance costs	515	402
Amortization of deferred items	(5,168)	(20,408)
Provision for doubtful accounts	650	113
Provision for inventory obsolesence	130	-
Deferred federal income tax expense (benefit)	(1,526)	(558)
Stock-based compensation expense	3,489	2,494
Gain on sale of equipment	(85)	(184)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,079)	6,952
Increase in insurance receivable	-	(1,007)
(Increase) decrease in income tax receivable	670	(3,513)
Increase in inventory	(5,211)	(1,966)
Decrease in prepaid expenses	3,898	4,677
Increase in deferred costs and other assets	(1,288)	(3,143)
Increase (decrease) in accounts payable	1,140	(1,052)
Increase in accrued liabilities	5,681	6,728
Increase in deferred credits and other liabilities	842	31,327
Other	-	(11)
Net cash provided by operating activities	93,005	90,037

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(128,138)	(42,109)
Proceeds from sale of equipment	138	439
Net cash used by investing activities	(128,000)	(41,670)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	(18,000)	(28,000)
Proceeds from debt	50,000	-
Proceeds from exercise of stock options	3,176	2,880
Debt issuance costs paid	(1,336)	-
Tax benefit from the exercise of stock options	-	4,226
Net cash provided (used) by financing activities	33,840	(20,894)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,155)	27,473
CASH AND CASH EQUIVALENTS, at beginning of period	$ 100,361	$ 32,276
CASH AND CASH EQUIVALENTS, at end of period	$ 99,206	$ 59,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2007	31,675	$ 31,675	$ 133,224	$ 450,956	$ 615,855
FIN48 Adoption				(1,539)	(1,539)
Net income	-	-	-	80,304	80,304
Exercise of employee stock options	184	184	2,992	-	3,176
Stock option and restricted stock
award compensation expense	-	-	3,489	-	3,489
March 31, 2008	31,859	$ 31,859	$ 139,705	$ 529,721	$ 701,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1.     UNAUDITED INTERIM INFORMATION

      The unaudited interim condensed consolidated financial statements as of March 31, 2008 and for the three and six month periods ended March 31, 2008 and 2007, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2007. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2007. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

        2.      SHARE-BASED COMPENSATION

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of March 31, 2008, unrecognized compensation cost, net of estimated forfeitures, re lated to stock options and restricted stock awards was approximately $5.8 million and $13.0 million, respectively, which we expect to recognize over a weighted average period of approximately 2.9 years. The recognition of share-based compensation expense had the following effect on our consolidated statements of operations (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
March 31, 2008:
Increase in contract drilling expenses	$ 541	$ 897
Increase in general and administrative expenses	1,528	2,592
Decrease in income tax provision	(535)	(907)
Decrease of net income	$ 1,534	$ 2,582

Decrease in earnings per share:
Basic	$ 0.05	$ 0.08
Diluted	$ 0.05	$ 0.08

March 31, 2007:
Increase in contract drilling expenses	$ 331	$ 591
Increase in general and administrative expenses	950	1,903
Decrease in income tax provision	(333)	(666)
Decrease of net income	$ 949	$ 1,828

Decrease in earnings per share:
Basic	$ 0.03	$ 0.06
Diluted	$ 0.03	$ 0.06

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

The per share weighted average fair value of stock options granted during the six months ended March 31, 2008 was $40.68. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the six months ended March 31, 2008:

Risk-Free Interest Rate	3.7%
Expected Volatility	46%
Expected Life (Years)	5.27
Dividend Yield	None

The average risk-free interest rate is based on the five -year U.S. treasury security rate in effect as of the grant date. We determined expected volatility using a six -year historical volatility figure and determined the expected term of the stock options using 10 years of historical data. We have never paid any cash dividends on our common stock.

A summary of stock option activity during the six months ended March 31, 2008 is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options (000s)	Price	Life (Years)	Value (000s)
Outstanding at October 1, 2007	881	$ 24.54	6.5	$ 45,854
Granted	94	$ 89.50
Exercised	(185)	$ 17.20		$ 14,046
Forfeited	(8)	$ 49.75
Outstanding at March 31,2008	782	$ 33.79	6.6	$ 45,333
Exercisable at March 31,2008	500	$ 22.39	5.7	$ 34,653

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

A summary of restricted stock activity for the six months ended March 31, 2008, is as follows:

	Number of	Wtd. Avg.
	Shares (000s)	Fair Value
Unvested at September 30, 2007	160	$ 43.39
Granted	139	$ 89.48
Vested	-
Forfeited	(8)	$ 55.26
Unvested at March 31, 2008	291	$ 65.02

      3.     EARNINGS PER COMMON SHARE

     The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
March 31, 2008:
Basic earnings per share	$ 41,755	31,801	$ 1.31	$ 80,304	31,743	$ 2.53
Effect of dilutive securities:
Stock options	---	413	$ (0.01)	---	445	$ (0.04)

Diluted earnings per share	$ 41,755	32,214	$ 1.30	$ 80,304	32,188	$ 2.49

March 31, 2007:
Basic earnings per share	$ 31,757	31,148	$ 1.02	$ 52,842	31,104	$ 1.70
Effect of dilutive securities:
Stock options	---	429	$ (0.01)	---	491	$ (0.03)

Diluted earnings per share	$ 31,757	31,577	$ 1.01	$ 52,842	31,595	$ 1.67

The calculation of diluted earnings per share for the three and six month period s ended March 31, 2008 exclude consideration of shares of common stock relate d to 92,000 outstanding stock options because such options were anti-dilutive.  These options could potentially dilute basic earnings per share in the future.

       4.     PROPERTY AND EQUIPMENT

      A summary of property and equipment by classification is as follows (in thousands):

	March 31,	September 30,
	2008	2007

Drilling vessels and related equipment
Cost	$ 908,441	$ 778,469
Accumulated depreciation	(308,090)	(292,790)
Net book balue	600,351	485,679

Drill Pipe
Cost	15,616	15,587
Accumulated depreciation	(11,106)	(9,970)
Net book value	4,510	5,617

Furniture and other
Cost	9,312	9,211
Accumulated depreciation	(6,986)	(6,656)
Net book value	2,326	2,555

NET PROPERTY AND EQUIPMENT	$ 607,187	$ 493,851

As of March 31, 2008, we had approximately $126 Million and $68 million of construction in progress related to the ATWOOD AURORA and the new semisubmersible project, respectively.

         New Semisubmersible Construction

During January 2008, we executed a construction contract with Jurong Shipyard Pte. Ltd. ("Jurong") to construct a Friede & Goldman ExD Millennium Semisubmersible Drilling Unit. The new rig will be constructed at Jurong's shipyard in Singapore, with delivery expected to occur in early 2011. We estimate the total cost of the rig will be $570 million to $590 million. The new rig will be able to conventionally moor in up to 6,000 feet of water with its own mooring equipment and could work in up to 8,000 feet of water with pre-laid mooring equipment.

5.	LONG-TERM DEBT

During October 2007, we entered into a new credit agreement with several banks with Nordea Bank Finland PLC, New York Branch, as Administrative Agent for the lenders, as well as Lead Arranger and Book Runner. The new credit agreement provides for a secured 5-year $300,000,000 non-amortizing revolving loan facility with maturity in October 2012, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants. Loans under the new facility will bear interest at varying rates ranging from 0.70% to 1.25% over Eurodollar Rate, depending upon the ratio of outstanding debt to earnings before interest, taxes and depreciation. The new credit agreement supports the issuance, when required, of standby letters of credit. The standby letters of credit previously outstanding under our prior credit facility were incorporated into our new credit facility and are deemed issued thereunder.

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

In conjunction with the establishment of the new credit agreement, we terminated our prior senior secured credit facility and repaid the remaining $18 million outstanding as of September 30, 2007 during October 2007. We also wrote off to interest expense the remaining unamortized loan costs of approximately $0.4 million related to the prior credit facility during the quarter ended December 31, 2007. In addition, we have paid approximately $1.3 million of debt issuance costs related to the new credit facility during the current fiscal year which will be amortized over the term of the credit facility.

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

We record estimated accrued interest and penalties related to uncertain tax positions in income tax expense. During the three and six months ended March 31, 2008, there has been no material change in our uncertain tax positions. At March 31, 2008, we had $4.0 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $1.8 million which are included as Other Long Term Liabilities in the Consolidated Balance Sheet.

At March 31, 2008, all $4.0 million of the net unrecognized tax benefits would affect the effective tax rate if recognized.

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

Virtually all of our tax provision for each of the three and six months ended March 31, 2008 and 2007 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and six months ended March 31, 2008 and 2007, our effective tax rate for these periods was significantly less than the United States federal statutory rate.

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

In September 2005, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. We are currently analyzing the provisions of SFAS No. 157 and determining how it will affect our accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007)”. This statement retains the fundamental requirements for SFAS No. 141, “Business Combinations” that the acquisition method be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one of more other businesses or assets at the acquisition date and in subsequent periods. SFAS No. 141(R) replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 31, 2008. The impact of SFAS No. 141(R) on us will depend on the nature and extent of any future acquisitions.

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

In one of our foreign jurisdictions where we operate, a new operating tax on drilling services was enacted during fiscal year 2007. In our opinion, which is supported by our legal and tax advisors, we believe the liability related to this new service tax is a direct obligation of our customer according to the provisions of the tax law in the foreign jurisdiction.  Additionally, our contract terms provide for this tax to be paid by our customer. To date, there have been no assessments or payments made relating to this service tax.

PART I. ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q for the quarterly period ended March 31, 2008 includes s tatements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

.

MARKET OUTLOOK

     Currently, we have approximately 97% of available rig days for the remainder of fiscal year 2008 contracted, with contracted rig days for fiscal years 2009 and 2010 at approximately 38% and 11%, respectively. A comparison of the average per day revenue for fiscal years 2006, 2007 and for the first six months of fiscal year 2008 for each of our current eight active drilling units to their current highest dayrate commitment is as follows:

Average Per Day Revenues (1)
	Fiscal Year 2006	Fiscal Year 2007	First Six Months of Fiscal Year 2008	Current Highest Dayrate Commitment (1)

ATWOOD EAGLE	$129,000	$160,000	$149 ,000	$450,000
ATWOOD HUNTER	172,000	234 ,000	252,000	240,000
ATWOOD FALCON	83,000	138,000	185,000 (2)	187,000	(2)
ATWOOD SOUTHERN CROSS	82,000	171,000	256,000	426,000	(3)
ATWOOD BEACON	88,000	109,000	121,000	133,500
VICKSBURG	82,000	110,000	157,000	154,000
SEAHAWK	32,000	84,000	86,000 (4)	93,000	(4)
RICHMOND	55,000	81,000	21,000 (5)	65,000
_____________
NOTES -
(1) Average per day revenues include dayrate and service revenues and amortized deferred fees. The current highest dayrate commitment includes estimated amortized deferred fees where noted.

(2) At a certain water depth, the dayrate would increase to $200,000; however we currently expect most, if not all, work will be at the $160,000 dayrate level which, with estimated amortized deferred fees of $27,000 per day results in the commitment amount of $187,000.

(3) The rig has a contractual dayrate of $406,000, with estimated equipment rental fees of $20,000 per day resulting in the commitment amount of $426,000.
(4) Includes estimated amortized deferred fees of $17,000 per day.
(5) The rig was in a shipyard virtually the entire first quarter undergoing a life enhancing upgrade which resulted in its low average dayrate.

         The ATWOOD EAGLE is currently preparing to commence its one-well drilling program for ENI Spa AGIP Exploration & Production Division (“ENI”) which is estimated to take 45 days to complete at a dayrate of $360,000. Following completion of the ENI drilling program (estimated mid to late June 2008), the rig will commence drilling under a two-year commitment with Woodside Energy Limited (“Woodside”) at a dayrate of $405,000. Following completion of the Woodside drilling program (estimated July 2010), Chevron Australia Pty. Ltd. (“Chevron”) has committed to use the rig at a dayrate of approximately $430,000 to $450,000 (subject to adjustment for cost escalation) until our new semisubmersible drilling unit being built in Singapore is ready to commence its drilling program commitment in Australia (estimated early 2011) with Chevron. The ATWOOD HUNTER is currently working offshore Mauritania for Petronas Carigali Sdn. Bhd. This contract has an operating dayrate of $240,000 and will extend to September 2008. The ATWOOD FALCON has a contractual commitment, which extends to July 2009, offshore Malaysia at a current dayrate of $160,000 plus estimated amortized deferred fees of $27,000 per day (over a certain water depth the dayrate will be $200,000; however, we believe that most, if not all, wells drilled will be at the $160,000 dayrate level). The ATWOOD SOUTHERN CROSS is preparing to commence drilling a two-well program for ENI offshore Italy. This drilling program is expected to take until August/September 2008 to complete with a dayrate of $406,000 plus estimated daily equipment rental fees of $20,000.

         Currently, our two active jack-up drilling units, the ATWOOD BEACON and VICKSBURG, have contract commitments to January 2009 and June 2009, respectively. The ATWOOD BEACON is currently working at a dayrate of $133,500; while the VICKSBURG is working at a dayrate of $154,000. The SEAHAWK is working offshore West Africa under a drilling contract that extends to March 2009; however, this contract provides for three (3) more six-month options at the current dayrate plus certain cost escalations. The rig’s current dayrate is approximately $76,000, which with amortized deferred fees of $17,000 per day results in the total daily revenue of $93,000. Our only rig in the U.S. Gulf of Mexico, the RICHMOND, is currently working for Contango Operations Inc to drill two (2) firm wells plus an option for one (1) additional well all at a dayrate of $65,000, which, if all three (3) wells are drilled, could extend into September 2008.

         We are in the process of expanding our drilling fleet with the construction of two (2) additional drilling units. Our ultra premium jack-up, ATWOOD AURORA, is being constructed in Brownsville, Texas, with an expected delivery date in November 2008 at a total cost (including capitalized interest) of approximately $165 million. We are currently pursuing a contract opportunity for the rig outside of the United States. In December 2007, we were awarded a contract by Chevron Australia Pty. Ltd. to provide a newly constructed Mobile Offshore Semisubmersible Drilling Unit for a firm three (3) year period, with an option to extend the firm period to six (6) years. The contract provides for an operating dayrate of approximately $470,000, if the firm commitment is three (3) years, and approximately $450,000, if the option is exercised to extend the firm commitment period to six (6) years. Both dayrates are subject to adjustment pursuant to cost escalation provisions of the contract. To provide the drilling rig required by the contract, we have executed a construction contract with Jurong Shipyard Pte. Ltd. (“Jurong”) to construct a Friede & Goldman ExD Millennium Semisubmersible Drilling Unit. This new rig will be constructed at Jurong’s shipyard in Singapore, with delivery expected to occur in early 2011. We estimate the total cost of the rig (including capitalized interest) will be $570 million to $590 million. Financing for the rig construction will be provided by a combination of our ongoing cash flows and debt, as necessary, from our new $300 million credit facility. We have an option for a second rig with Jurong which requires exercise by the Company prior to June 30, 2008. We have made no determination at this time as to whether the option will be exercised.

         The continuing strong market environment is not only supporting high equipment utilization with historically high dayrates, but also continues to reflect increasing operating costs. Total drilling costs for the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007 increased 11%. We currently expect an approximate 15% fleetwide increase in total drilling costs for fiscal year 2008 compared to fiscal year 2007.

         Besides the planned zero rate days from October 2007 to February 2008 incurred by the RICHMOND while undergoing its life enhancing upgrade, the ATWOOD HUNTER was the only other rig to incur planned zero rate days during the current quarter The rig incurred eighteen (18) zero rate days in January while undergoing some equipment upgrades. The ATWOOD BEACON is expected to incur three (3) zero rate days during the third or fourth quarter of fiscal year 2008 for some required inspections. The SEAHAWK is also expected to incur three (3) to five (5) zero rate days during the third or fourth quarter of fiscal year 2008 for some equipment upgrades. We currently have no additional planned shipyard periods for any of our rigs for the remainder of fiscal year 2008; however, we can give no assurance that we will not incur unplanned zero rate days on any of our rigs during the remainder of fiscal year 2008. During the three and six months ended March 31, 2008, we incurred nine (9) and thirty-five (35) unplanned zero days, respectively. During the prior three (3) fiscal years, we have incurred approximately 1% to 2% of unplanned zero rate days per fiscal year, or approximately 30 to 60 days.

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

RESULTS OF OPERATIONS

     Revenues for the three and six months ended March 31, 2008 increased 20% and 23%, respectively, compared to the three and six months ended March 31, 2007. A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	Variance	2008	2007	Variance

ATWOOD SOUTHERN CROSS	$ 26.5	$ 12.0	$ 14.5	$ 46.8	$ 23.4	$ 23.4
VICKSBURG	14.8	8.5	6.3	28.7	17.0	11.7
ATWOOD FALCON	16.7	12.1	4.6	33.9	21.0	12.9
ATWOOD BEACON	11.6	10.3	1.3	22.2	19.1	3.1
ATWOOD EAGLE	14.9	13.6	1.3	27.2	28.4	(1.2)
SEAHAWK	8.6	7.8	0.8	15.8	15.9	(0.1)
ATWOOD HUNTER	17.4	21.0	(3.6)	46.1	38.7	7.4
RICHMOND	3.0	7.2	(4.2)	3.9	14.7	(10.8)
AUSTRALIA MANAGEMENT
CONTRACTS	-	1.8	(1.8)	-	4.9	(4.9)
	$ 113.5	$ 94.3	$ 19.2	$ 224.6	$ 183.1	$ 41.5

The increase in fleetwide revenues for the current quarter is primarily attributable to the increase in average dayrates due to improving market conditions and strong demand for offshore drilling equipment as previously discussed in “Market Outlook”. Increases in revenues during the current quarter and fiscal year to date period for the ATWOOD SOUTHERN CROSS, VICKSBURG, ATWOOD FALCON and ATWOOD BEACON were related to each of these drilling units working at higher dayrate s when compared to the prior fiscal year periods. While the increase in ATWOOD EAGLE revenue during the current quarter was also attributable to working at a higher dayrate, the decrease in revenue for the six months ended March 31, 2008 compared to the prior fiscal year period is primarily due to fourteen (14) zero rate days incurred for planned regulatory inspections during the first quarter of fiscal year 2008. The SEAHAWK has also been working at a higher dayrate when compared to the prior fiscal year, however, the increase for the six months ended March 31, 2008 due to higher dayrates is offset by sixteen (16) unplanned zero rate days incurred during the first quarter of fiscal year 2008 for equipment related issues. The decrease in revenues for the ATWOOD HUNTER during the current quarter is due to eighteen (18) zero rate days incurred for planned equipment upgrades while the increase in revenue for the current fiscal year to date period is due to working at a higher dayrate during the first quarter of fiscal year 2008. For most of the first two quarters of fiscal year 2008, the RICHMOND was in a shipyard undergoing a life-enhancing upgrade and earned no revenue during the shipyard period. The AUSTRALIA MANAGEMENT CONTRACTS were terminated during fiscal year 2007.

Contra ct drilling costs for the three and six months ended March 31, 2008 increased 19% and 11%, respectively, compared to the three and six months ended March 31, 2007. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	Variance	2008	2007	Variance

ATWOOD SOUTHERN CROSS	$ 8.6	$ 4.3	$ 4.3	$ 16.3	$ 9.6	$ 6.7
ATWOOD EAGLE	10.2	8.5	1.7	20.1	16.4	3.7
VICKSBURG	4.4	2.9	1.5	8.8	6.6	2.2
ATWOOD BEACON	5.0	3.5	1.5	9.4	7.6	1.8
ATWOOD FALCON	5.9	4.6	1.3	11.4	13.3	(1.9)
ATWOOD HUNTER	6.9	5.8	1.1	14.5	11.8	2.7
SEAHAWK	7.7	6.9	0.8	16.3	13.7	2.6
RICHMOND	3.0	3.4	(0.4)	4.7	6.4	(1.7)
AUSTRALIA MANAGEMENT
CONTRACTS	-	1.4	(1.4)	-	3.9	(3.9)
OTHER	0.1	2.3	(2.2)	1.4	3.4	(2.0)
	$ 51.8	$ 43.6	$ 8.2	$ 102.9	$ 92.7	$ 10.2

On a fleetwide basis, wage increases and extra personnel for training and development have resulted in higher personnel costs and increases in the number of maintenance projects have resulted in higher equipment related costs during the three and six months ended March 31, 2008 for virtually every rig when compared to the prior fiscal year periods, including the ATWOOD SOUTHERN CROSS, ATWOOD EAGLE, VICKSBURG, ATWOOD BEACON, ATWOOD HUNTER AND SEAHAWK. While the ATWOOD FALCON also incurred higher costs due to the reasons mentioned above during the current quarter and fiscal year to date period, the increase for the year to date period was offset by the significant amount of planned maintenance performed during its water depth upgrade which was completed during the first quarter of fiscal year 2007. The RICHMOND incurred significantly less operating costs as the rig was in a shipyard undergoing a life enhancing upgrade for most of the first two quarters of fiscal year 2008. The AUSTRALIA MANAGEMENT CONTRACTS were terminated during fiscal year 2007. Other drilling costs have decreased during the three and six months ended March 31, 2008 primarily due to currency exchange gains incurred during the current quarter.

Depreciation expense for both the three and six months ended March 31, 2008 increased 4% compared to the three and six months ended March 31, 2007. An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	Variance	2008	2007	Variance

ATWOOD FALCON	$ 1.3	$ 1.1	$ 0.2	$ 2.6	$ 2.0	$ 0.6
ATWOOD HUNTER	1.5	1.4	0.1	2.9	2.9	-
ATWOOD SOUTHERN CROSS	0.9	0.8	0.1	1.9	1.6	0.3
ATWOOD BEACON	1.3	1.3	-	2.5	2.5	-
VICKSBURG	0.7	0.7	-	1.4	1.4	-
ATWOOD EAGLE	1.1	1.1	-	2.2	2.3	(0.1)
RICHMOND	0.2	0.2	-	0.2	0.5	(0.3)
SEAHAWK	1.5	1.6	(0.1)	3.1	3.0	0.1
OTHER	0.1	0.1	-	0.2	0.1	0.1
	$ 8.6	$ 8.3	$ 0.3	$ 17.0	$ 16.3	$ 0.7

      Depreciation expense has increased for the ATWOOD FALCON due to the completion of its water depth upgrade during fiscal year 2007. The increase in depreciation expense for the ATWOOD SOUTHERN CROSS for the six months ended March 31, 2008 when compared to the prior fiscal year is primarily due to equipment upgrades during the second half of fiscal year 2007. In accordance with our company policy, no depreciation expense was recorded for the RICHMOND for most of the current fiscal year to date period, as the rig was undergoing a life enhancing upgrade. The current quarter decrease is offset by one month of high depreciation expense due to the higher depreciable base of the rig upon completion of its upgrade. Depreciation expense for all other rigs has remained relatively consistent with the prior fiscal year period.

General and administrative expenses for the three and six month ended March 31, 2008 increased compared to the prior fiscal year periods primarily due to rising personnel costs which include headcount and wages increases, increased annual bonus compensation costs and increased share-based compensation expense. Interest expense and interest income have remained relatively consistent when compared to the fiscal year 2007 periods.

Virtually all of our tax provision for each of the three and six months ended March 31, 2008 and 2007 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and six months ended March 31, 2008 and 2007, our effective tax rate for these periods was significantly less than the United States federal statutory rate. Excluding any discrete items that may be incurred, we expect our effective tax rate to be approximately 10% for fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

In October 2007 we entered into a new credit agreement with several banks and terminated our prior senior secured credit facility. The new credit agreement provides for a secured 5-year $300,000,000 non-amortizing revolving loan facility with maturity in October 2012, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants. Loans under the new facility will bear interest at varying rates ranging from 0.70% to 1.25% over the Eurodollar Rate (5.6% at March 31, 2008), depending upon the ratio of outstanding debt to earnings before interest, taxes and depreciation. The collateral for the new credit agreement consists primarily of preferred mortgages on three of our active drilling units (ATWOOD EAGLE, ATWOOD HUNTER and ATWOOD BEACON). The new credit agreement contains various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios. This new credit facility will provide funding for future growth opportunities and for general corporate needs. As of March 31, 2008, $50 million has been borrowed under the new credit facility.

In January 2008, we executed a construction contract with Jurong Shipyard Pte. Ltd. to construct a Friede & Goldman ExD Millennium Semisubmersible Drilling Unit, with delivery expected to occur in early 2011. We estimate the total costs of the rig (including capitalized interest) will be $570 million to $590 million. Assuming no additional growth, we estimate that our total capital expenditures for fiscal year 2008 will be approximately $275 million, with approximately $70 million and $170 million relating to the construction of the ATWOOD AURORA and the new semisubmersible drilling unit, respectively. Based upon the current expected capital commitments for fiscal year 2008, we expect to end fiscal year 2008 with outstanding long-term debt of $50 million to $75 million and a debt to total capitalization ratio of less than 10%. Thus, we expect to satisfy most of the current capital commitments for fiscal year 2008 from internally generated funds.

Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as in down cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2001 through 2007, net cash provided by operating activities ranged from a low of approximately $13.7 million in fiscal year 2003 to a high of approximately $190.8 million in fiscal year 2007. For the six months ended March 31, 2008, net cash provided by operating activities totaled approximately $93.0 million. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. During the first two quarters of fiscal year 2008, we used our cash flow generated from operations and proceeds from our new credit facility to fund approximately $66 million toward the construction of our recently announced new semisubmersible drilling unit, approximately $34 million toward the construction of the ATWOOD AURORA, approximately $17 million toward the life enhancing upgrade of the RICHMOND and approximately $11 million in other capital expenditures. We had cash and cash equivalents on hand at March 31, 2008 of approximately $99 million.

Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. The increase in accounts receivable of $7.4 million from September 30, 2007 to March 31, 2008 is primarily attributable to a large outstanding balance due from one customer that is expected to be collected during the third quarter of fiscal year 2008.

The increase of inventories of materials and supplies of $5.1 million from September 30, 2007 to March 31, 2008 is primarily due to an increased level of purchasing activity during the current fiscal year related to high dollar value critical spare parts for our fleet.

Prepaid expenses and deferred costs have decreased by $3.9 million at March 31, 2008 compared to September 30, 2007 due to the amortization of rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

The increase of accrued liabilities of $7.3 million from September 30, 2007 to March 31, 2008 is primarily due a higher amount of accrued but unpaid purchases of capital equipment related to our current construction projects when compared to the prior fiscal year end.

Long-term deferred credits have decreased by approximately $8.5 million at March 31, 2008 compared to September 30, 2007 due to the amortization deferred fees associated with the prior upgrades of the ATWOOD FALCON and SEAHAWK. Lump sum fees received for upgrade costs reimbursed by our customers are reported as deferred credits in the accompanying Consolidated Balance Sheets and are recognized as earned on a straight-line method over the term of the related drilling contract.

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

      All of our $50 million of long-term debt outstanding at March 31, 2008, was floating rate debt. As a result, our annual interest costs in fiscal year 2008 will fluctuate based on interest rate changes. Because the interest rate on our long-term debt is a floating rate, the fair value of our long-term debt approximated carrying value as of March 31, 2008. The impact on annual cash flow of a 10% change in the floating rate (approximately 55 basis points) would be approximately $0.3 million, which we believe to be immaterial. We did not have any open derivative contracts relating to our floating rate debt at March 31, 2008.

FOREIGN CURRENCY RISK

          Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on March 31, 2008 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $ 0.2 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at March 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 4 . Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on February 14, 2008, at which the shareholders voted on the election of six director nominees, all of whom were incumbent directors and who were re-elected. In addition to voting on election of six director nominees, the shareholders voted on a proposal to approve Amendment No. 1 to the Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”); a proposal to approve Amendment No. 1 to our Amended and Restated Certificate of Formation in order to increase the authorized shares of common stock of the Company from 50,000,000 shares to 90,000,000 shares; and a proposal to ratify our early election to be governed by the Texas Business Organizations Code. All of these proposals were approved by shareholders. No other matters were presented for a vote at the annual meeting. Of the 28,490,383 shares of common stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director and the three proposals are as follows:

ELECTION OF DIRECTORS

NAME                                 CAST FOR           VOTES WITHHELD

Deborah A. Beck                      27,960,085                    530,298

Robert W. Burgess                    27,959,859                    530,524

George S. Dotson                      28,094,066                    396,317

Hans Helmerich                         27,959,396                    530,897

John R. Irwin                            28,019,777                    470,606

James R. Montague                   28,140,575                    349,808

PROPOSAL TO APPROVE AMENDMENT NO. 1 TO THE 2007 PLAN

VOTES FOR                           VOTES AGAINST           VOTES WITHHELD

23,687,466                                        4,758,204                              44,713

PROPOSAL TO APPROVE AMENDMENT NO. 1 TO OUR AMENDED AND RESTATED CERTIFICATE OF FORMATION IN ORDER TO INCREASE AUTHORIZED COMMON STOCK FROM 50,000,000 TO 90,000,000 SHARES

VOTES FOR                           VOTES AGAINST           VOTES WITHHELD

28,168,563                                          290,962                              30,858

PROPOSAL TO RATIFY OUR EARLY ELECTION TO BE GOVERNED BY THE TEXAS BUSINESS ORGANIZATIONS CODE

VOTES FOR                           VOTES AGAINST           VOTES WITHHELD

28,408,593                                           24,311                                 57,479

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

3.1*     Amended and Restated Certificate of Formation dated February 9, 2006.

3.2*     Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008.

3.3*     Second Amended and Restated By-Laws, dated May 5, 2006.

3.4*     Amendment No. 1 to Second Amended and Restated By-Laws, dated June 7, 2007.

4.1       Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to  Exhibit 4.1 of our Form 8-A filed October 21, 2002).

4.2       Certificate of Adjustment of Atwood Oceanics, Inc. dated as of March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

4.3       See Exhibit Nos. 3.1, 3.2, 3.3, and 3.4 hereof for provisions of our Amended and Restated Certificate of Formation (as amended) and Second Amended and Restated By-Laws (as amended) defining the rights of our  shareholders.

10.1     Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees effective as of January 1, 2008 (Incorporated herein by reference to Exhibit 10.2.2 of our Form 10-K filed November 29, 2007).

10.2     Construction Contract between Atwood Oceanics Pacific Limited and Jurong Shipyard Pte. Ltd. dated January 2, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 3, 2008).

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

Date: May 12, 2008                                                           /s/JAMES M. HOLLAND_

                                                                                         James M. Holland

                                                                                        Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Secretary

EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION

3.1*     Amended and Restated Certificate of Formation dated February 9, 2006.

3.2*     Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008.

3.3*     Second Amended and Restated By-Laws, dated May 5, 2006.

3.4*     Amendment No. 1 to Second Amended and Restated By-Laws, dated June 7, 2007.

4.1       Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

4.2       Certificate of Adjustment of Atwood Oceanics, Inc. dated as of March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

4.3       See Exhibit Nos. 3.1, 3.2, 3.3, and 3.4 hereof for provisions of our Amended and Restated Certificate of Formation (as amended) and Second Amended and Restated By-Laws (as amended) defining the rights of our shareholders.

10.1     Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees effective as of January 1, 2008 (Incorporated herein by reference to Exhibit 10.2.2 of our Form 10-K filed November 29, 2007).

10.2     Construction Contract between Atwood Oceanics Pacific Limited and Jurong Shipyard Pte. Ltd. dated January 2, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 3, 2008).

*31.1      Certification of Chief Executive Officer.

*31.2      Certification of Chief Financial Officer.

*32.1      Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2      Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*Filed herewith