Form 10-Q
period 2008-06-30
ATWOOD OCEANICS INC
filed 2008-08-08
CIK 8411

__________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

----------------

Form 10-Q

|X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X           Accelerated filer ___
Non-accelerated filer ___          Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2008: 64,030,030 shares of common stock, $1 par value

_______________________________________________________________________________

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2008

INDEX

Part I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	Page

a)	Condensed Consolidated Statements of Operations
	For the Three and Nine Months Ended June 30, 2008 and 2007	3

b)	Condensed Consolidated Balance Sheets
	As of June 30, 2008 and September 30, 2007	4

c)	Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended June 30, 2008 and 2007	5

d)	Condensed Consolidated Statement of Changes in Shareholders’
	Equity for the Nine Months Ended June 30, 2008	6

e)	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 6.	Exhibits	27

Signatures		29

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES:
Contract drilling	$ 141,372	$ 98,371	$ 365,950	$ 278,875
Business interruption proceeds	-	-	-	2,558
	141,372	98,371	365,950	281,433

COSTS AND EXPENSES:
Contract drilling	57,094	47,484	159,999	140,211
Depreciation	8,871	8,438	25,914	24,782
General and administrative	7,567	5,949	23,049	17,991
Gain on sale of equipment, net	(129)	(157)	(214)	(341)
	73,403	61,714	208,748	182,643
OPERATING INCOME	67,969	36,657	157,202	98,790

OTHER INCOME (EXPENSE)
Interest expense, net of capitalized interest	(204)	(392)	(1,146)	(1,317)
Interest income	301	304	1,475	1,177
	97	(88)	329	(140)
INCOME BEFORE INCOME TAXES	68,066	36,569	157,531	98,650
PROVISION FOR INCOME TAXES	7,685	4,536	16,846	13,775
NET INCOME	$ 60,381	$ 32,033	$ 140,685	$ 84,875

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$ 0.94	$ 0.51	$ 2.21	$ 1.36
Diluted	0.93	0.50	2.18	1.34
AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,023	62,982	63,665	62,466
Diluted	64,776	63,928	64,509	63,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	September 30,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 201,424	$ 100,361
Accounts receivable, net of an allowance
of $240 at June 30, 2008
and $164 at September 30, 2007	111,525	76,597
Income tax receivable	2,356	1,870
Inventories of materials and supplies, net	34,126	26,721
Deferred tax assets	-	390
Prepaid expenses and deferred costs	2,859	10,240
Total Current Assets	352,290	216,179

NET PROPERTY AND EQUIPMENT	671,138	493,851

DEFERRED COSTS AND OTHER ASSETS	4,618	7,694
	$ 1,028,046	$ 717,724

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of notes payable	$ -	$ 18,000
Accounts payable	17,222	11,769
Accrued liabilities	44,453	27,861
Deferred income taxes	482	-
Total Current Liabilities	62,157	57,630

LONG-TERM DEBT,
net of current maturities:	170,000	-
	170,000	-
LONG-TERM LIABILITIES:
Deferred income taxes	11,584	14,729
Deferred credits	11,378	24,093
Other	6,294	5,417
Total Long-Term Liabilities	29,256	44,239

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY (NOTE 2):
Preferred stock, no par value;
1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 90,000 shares
authorized with 64,026 and 63,350 issued
and outstanding at June 30, 2008
and September 30, 2007, respectively	64,026	63,350
Paid-in capital	112,505	101,549
Retained earnings	590,102	450,956
Total Shareholders' Equity	766,633	615,855
	$ 1,028,046	$ 717,724

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$ 140,685	$ 84,875
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	25,914	24,782
Amortization of debt issuance costs	586	603
Amortization of deferred items	(7,726)	(22,856)
Provision for doubtful accounts	240	(37)
Provision for inventory obsolesence	130	-
Deferred federal income tax benefit	(2,273)	(1,154)
Stock-based compensation expense	5,644	3,750
Gain on sale of equipment	(214)	(341)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(35,168)	8,689
Decrease in insurance receivable	-	550
Increase in income tax receivable	(486)	(2,789)
Increase in inventory	(7,535)	(2,526)
Decrease in prepaid expenses	7,381	6,119
Increase in deferred costs and other assets	(1,162)	(3,498)
Increase (decrease) in accounts payable	5,453	(2,186)
Increase in accrued liabilities	6,619	9,432
Increase (decrease) in deferred credits and other liabilities	(663)	34,726
Other	-	(3)
Net cash provided by operating activities	137,425	138,136

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(193,281)	(70,930)
Proceeds from sale of equipment	267	596
Net cash used by investing activities	(193,014)	(70,334)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	(18,000)	(37,000)
Proceeds from debt	170,000	-
Proceeds from exercise of stock options	5,988	7,188
Debt issuance costs paid	(1,336)	-
Tax benefit from the exercise of stock options	-	2,840
Net cash provided (used) by financing activities	156,652	(26,972)

NET INCREASE IN CASH AND CASH EQUIVALENTS	101,063	40,830
CASH AND CASH EQUIVALENTS, at beginning of period	$ 100,361	$ 32,276
CASH AND CASH EQUIVALENTS, at end of period	$ 201,424	$ 73,106

Non-cash activities
Increase in accrued liabilities related to capital expenditures	$9,973	$5,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2007	63,350	$ 63,350	$ 101,549	$ 450,956	$ 615,855
FIN48 adoption				(1,539)	(1,539)
Net income	-	-	-	140,685	140,685
Exercise of employee stock options	676	676	5,312	-	5,988
Stock option and restricted stock
award compensation expense	-	-	5,644	-	5,644
June 30, 2008	64,026	$ 64,026	$ 112,505	$ 590,102	$ 766,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     UNAUDITED INTERIM INFORMATION

      The unaudited interim condensed consolidated financial statements as of June 30, 2008 and for the three and nine month periods ended June 30, 2008 and 2007, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The financial statements include information about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company”, “we” or “our”, unless the context indicates otherwise). The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2007. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2007. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

2.     CAPITAL STOCK

     On June 11, 2008, our board of directors declared a two-for-one stock split of our common stock effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on June 27, 2008 (the “Record Date”), were entitled to receive on the distribution date, July 11, 2008 (the “Distribution Date”), one additional share of common stock for each share held on the Record Date. The additional shares of common stock were distributed in the form of a 100% common stock dividend on the Distribution Date. All share and per share amounts in the accompanying unaudited condensed consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.

3.     SHARE-BASED COMPENSATION

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of June 30, 2008, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $5.1 million and $11.5 million, respectively, which we expect to recognize over a weighted average period of approximately 2.7 years. The recognition of share-based compensation expense had the following effect on our consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended

June 30, 2008:
Increase in contract drilling expenses	$ 599	$ 1,496
Increase in general and administrative expenses	1,555	4,148
Decrease in income tax provision	(544)	(1,452)
Decrease of net income	$ 1,610	$ 4,192

Decrease in earnings per share:
Basic	$ 0.03	$ 0.07
Diluted	$ 0.02	$ 0.06

June 30, 2007:
Increase in contract drilling expenses	$ 362	$ 953
Increase in general and administrative expenses	895	2,797
Decrease in income tax provision	(313)	(979)
Decrease of net income	$ 944	$ 2,771

Decrease in earnings per share:
Basic	$ 0.01	$ 0.04
Diluted	$ 0.01	$ 0.04

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

The per share weighted average fair value of stock options granted during the nine months ended June 30, 2008 was $40.68. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the nine months ended June 30, 2008:

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

A summary of stock option activity during the nine months ended June 30, 2008 is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options (000s)	Price	Life (Years)	Value (000s)
Outstanding at October 1, 2007	1,763	$ 12.27	6.5	$ 45,854
Granted	187	$ 44.75
Exercised	(676)	$ 8.87		$ 27,086
Forfeited	(15)	$ 24.88
Outstanding at June 30, 2008	1,259	$ 18.77	6.8	$ 54,642
Exercisable at June 30, 2008	693	$ 12.08	5.7	$ 34,742

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

A summary of restricted stock activity for the nine months ended June 30, 2008, is as follows:

	Number of	Wtd. Avg.
	Shares (000s)	Fair Value
Unvested at September 30, 2007	321	$ 21.70
Granted	277	$ 44.74
Vested	-
Forfeited	(16)	$ 27.63
Unvested at June 30, 2008	582	$ 32.51

4.     EARNINGS PER COMMON SHARE

     The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
June 30, 2008:
Basic earnings per share	$ 60,381	64,023	$ 0.94	$ 140,685	63,665	$ 2.21
Effect of dilutive securities:
Stock options	---	753	$ (0.01)	---	844	$ (0.03)

Diluted earnings per share	$ 60,381	64,776	$ 0.93	$ 140,685	64,509	$ 2.18

June 30, 2007:
Basic earnings per share	$ 32,033	62,982	$ 0.51	$ 84,875	62,466	$ 1.36
Effect of dilutive securities:
Stock options	---	946	$ (0.01)	---	970	$ (0.02)

Diluted earnings per share	$ 32,033	63,928	$ 0.50	$ 84,875	63,436	$ 1.34

The calculation of diluted earnings per share for the three and nine month periods ended June 30, 2008 exclude consideration of shares of common stock related to 184,000 outstanding stock options because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

5.     PROPERTY AND EQUIPMENT

     A summary of property and equipment by classification is as follows (in thousands):

	June 30,	September 30,
	2008	2007

Drilling vessels and related equipment
Cost	$ 981,124	$ 778,469
Accumulated depreciation	(316,247)	(292,790)
Net book value	664,877	485,679

Drill Pipe
Cost	15,645	15,587
Accumulated depreciation	(11,642)	(9,970)
Net book value	4,003	5,617

Furniture and other
Cost	9,423	9,211
Accumulated depreciation	(7,165)	(6,656)
Net book value	2,258	2,555

NET PROPERTY AND EQUIPMENT	$ 671,138	$ 493,851

As of June 30, 2008, we had approximately $148 million and $124 million of construction in progress related to the construction of the ATWOOD AURORA and the new conventionally moored semisubmersible project, respectively.

New Semisubmersible Construction

During January 2008, we executed a construction contract with Jurong Shipyard Pte. Ltd. ("Jurong") to construct a conventionally moored Friede & Goldman ExD Millennium Semisubmersible Drilling Unit. This rig will be constructed at Jurong's shipyard in Singapore, with delivery expected to occur in early 2011. We estimate the total cost of the rig (including capitalized interest) will be $570 million to $590 million. See Note 10 regarding our additional dynamically positioned semisubmersible construction project.

6.	LONG-TERM DEBT

During October 2007, we entered into a new credit agreement with several banks, with Nordea Bank Finland PLC, New York Branch, as Administrative Agent for the lenders, as well as Lead Arranger and Book Runner. Our credit agreement provides for a secured 5-year $300,000,000 non-amortizing revolving loan facility with maturity in October 2012, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants. Loans under the new facility will bear interest at varying rates ranging from 0.70% to 1.25% over Eurodollar Rate, depending upon the ratio of outstanding debt to earnings before interest, taxes and depreciation. The credit agreement supports the issuance, when required, of standby letters of credit. The standby letters of credit outstanding under our prior credit facility were incorporated into our credit facility and were deemed issued thereunder.

The collateral for our credit agreement consists primarily of preferred mortgages on three of our active drilling units (ATWOOD EAGLE, ATWOOD HUNTER and ATWOOD BEACON). The new credit agreement contains various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios. Under our credit agreement, we are required to pay a fee ranging from 0.225% to 0.375% per annum on the unused portion of the credit facility and certain other administrative costs. The credit facility will provide funding for future growth opportunities, including our new construction projects, and for general corporate needs. As of June 30, 2008, we have $130 million of funds available to borrow under this credit facility.

In conjunction with the establishment of the new credit agreement, we terminated our prior senior secured credit facility and repaid the remaining $18 million outstanding as of September 30, 2007 during October 2007. We also wrote off to interest expense the remaining unamortized loan costs of approximately $0.4 million related to the prior credit facility during the quarter ended December 31, 2007. In addition, we paid approximately $1.3 million of debt issuance costs related to the new credit facility during the current fiscal year which will be amortized over the term of the new credit facility.

7.	INCOME TAXES

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

We record estimated accrued interest and penalties related to uncertain tax positions in income tax expense. During the first six months of the current fiscal year, there was no material change in our uncertain tax positions or related penalties and interest. However, due to the discovery during the current quarter ended June 30, 2008, of favorable information related to a certain tax position, we recognized a $0.9 million decrease in unrecognized tax benefits and a $1.8 million net income tax benefit, inclusive of interest and penalties in the current quarter. At June 30, 2008, we had $2.2 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $0.9 million which are included as Other Long Term Liabilities in the Consolidated Balance Sheet. All $2.2 million of the net unrecognized tax benefits would affect the effective tax rate if recognized.

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

Virtually all of our tax provision for each of the three and nine months ended June 30, 2008 and 2007 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and nine months ended June 30, 2008 and 2007, our effective tax rate for these periods was significantly less than the United States federal statutory rate.

8.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS No. 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently analyzing the provisions of SFAS No. 159 to determine how it will affect accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.

In September 2005, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently analyzing the provisions of SFAS No. 157 and FSP No. FAS 157-2 to determine how it will affect our accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007)”. This statement retains the fundamental requirements for SFAS No. 141, “Business Combinations”, that the acquisition method be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one of more other businesses or assets at the acquisition date and in subsequent periods. SFAS No. 141(R) replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 31, 2008. The impact of SFAS No. 141(R) on us will depend on the nature and extent of any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We are currently analyzing the provisions of SFAS No. 160 to determine how it will affect accounting policies and procedures, but we have not yet made a determination of the impact the adoption will have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB, issued SFAS, No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The FASB does not expect SFAS 162 to result in a change in current practice, as the intent of SFAS 162 is to direct the GAAP hierarchy to the reporting entity (rather than its auditor) and to place the GAAP hierarchy within the accounting literature established by the FASB. This statement is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not anticipate that SFAS 162 will have a material impact on our consolidated financial position, results of operations and cash flows.

9.     COMMITMENTS AND CONTINGENCIES

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

In one of the foreign jurisdictions where we operate, a new operating tax on drilling services was enacted during fiscal year 2007. In our opinion, which is supported by our legal and tax advisors, we believe the liability related to this new service tax is a direct obligation of our customer according to the provisions of the tax law in the foreign jurisdiction. Additionally, our contract terms provide for this tax to be paid by our customer. To date, there have been no assessments against us or payments made relating to this service tax.

10.          SUBSEQUENT EVENT

During July 2008, we executed a construction contract with Jurong to construct a dynamically positioned Friede & Goldman ExD Millennium Semisubmersible Drilling Unit. This rig will also be constructed at Jurong's shipyard in Singapore, with delivery expected to occur in mid 2012. We estimate the total cost of the rig (including capitalized interest) will be $750 million to $775 million.

PART I. ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q for the quarterly period ended June 30, 2008 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

- higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated
  employee terminations, higher than anticipated legal and accounting fees due to anticipate        financing or other corporate transactions and other factors that could increase general and administrative expenses;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management’s Discussion and Analysis in Part I, Item 2 hereof and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our Form 10-K for the year ended September 30, 2007. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

.

MARKET OUTLOOK

     Currently, we have approximately 99% of available rig days for fiscal year 2008 contracted, with contracted rig days for fiscal years 2009 and 2010 at approximately 50% and 20%, respectively. A comparison of the average per day revenue for fiscal years 2006, 2007 and for the first nine months of fiscal year 2008 for each of our current eight active drilling units to their current highest dayrate commitment is as follows:

Average Per Day Revenues (1)
	Fiscal Year 2006	Fiscal Year 2007	First Nine Months of Fiscal Year 2008	Current Highest Dayrate Commitment (1)

ATWOOD EAGLE	$129,000	$160,000	$195,000	$450,000
ATWOOD HUNTER	172,000	234,000	247,000	545,000
ATWOOD FALCON	83,000	138,000	186,000	425,000
ATWOOD SOUTHERN CROSS	82,000	171,000	302,000	406,000
ATWOOD BEACON	88,000	109,000	126,000	133,500
VICKSBURG	82,000	110,000	155,000	154,000
SEAHAWK	32,000	84,000	88,000 (2)	94,000	(2)
RICHMOND	55,000	81,000	36,000 (3)	78,000
_____________
NOTES -
(1) Average per day revenues include dayrate and service revenues and amortized deferred fees. The current highest dayrate commitment includes estimated amortized deferred fees where noted.
(2) Includes estimated amortized deferred fees of $17,000 per day.
(3) The rig was in a shipyard for approximately four months during the current fiscal year undergoing a life enhancing upgrade which resulted in its low average dayrate.

     The ATWOOD EAGLE is currently drilling under a two-year commitment with Woodside Energy Limited (“Woodside”) at a dayrate of $405,000. Following completion of the Woodside drilling program (estimated June 2010), Chevron Australia Pty. Ltd. (“Chevron”) has committed to use the rig at a dayrate of approximately $430,000 to $450,000 (subject to adjustment for cost escalation) until our new conventionally moored semisubmersible drilling unit being built in Singapore is ready to commence its drilling program commitment in Australia (estimated early 2011) with Chevron. The ATWOOD HUNTER is currently working offshore Mauritania for Petronas Carigali Sdn. Bhd. This contract has an operating dayrate of $240,000 and will extend to September 2008. Immediately upon completion of its current contract, the ATWOOD HUNTER will be relocated to the Eastern Mediterranean Sea to drill a program for Noble Energy, Inc. (“Noble”) at a dayrate of $511,000. After completion of this program, the rig will commence working under a joint contract with Noble and Kosmos Energy that will extend to October 2012, at dayrates of $538,000 to $545,000 while operating, and $460,000 during all mobilization periods. The ATWOOD FALCON is currently drilling one well in the South China Sea at a dayrate of $425,000. Upon completion of this well (estimated mid-August 2008), the rig will return to work for Shell under an existing contract that will extend to August 2009 at a dayrate of $160,000 plus estimated amortized deferred fees of $27,000 per day. The ATWOOD SOUTHERN CROSS is currently drilling a program for ENI offshore Italy. This drilling program is expected to take until late August 2008 to complete with a dayrate of $406,000.

     Currently, our two active jack-up drilling units, the ATWOOD BEACON and VICKSBURG, have contract commitments to completion of well in progress in January 2009 and June 2009, respectively. The ATWOOD BEACON is working in India for Gujarat State Petroleum Corporation, Ltd. at a dayrate of $133,500; while the VICKSBURG is working in Thailand for Chevron Overseas Petroleum at a dayrate of $154,000. The SEAHAWK is working offshore West Africa for Amerada Hess Equatorial Guinea, Inc. under a drilling contract that extends to August 2009; however, this contract provides for two (2) six-month options at the current dayrate plus certain cost escalations. The SEAHAWK’s current dayrate is approximately $77,000, which with amortized deferred fees of $17,000 per day results in the total daily revenue of $94,000. Our only rig in the U.S. Gulf of Mexico, the RICHMOND, is currently working for Contango Operations Inc. (“Contango”) at a dayrate of $65,000. Upon completion of this current well, the rig will drill two more wells for Contango at dayrates of $75,000 and $78,000, respectively.

     We are in the process of expanding our drilling fleet with the construction of three (3) additional drilling units. Our ultra premium jack-up, ATWOOD AURORA, is being constructed in Brownsville, Texas, with an expected delivery date in November 2008 at a total cost (including capitalized interest and transportation costs to relocate rig to its first area of operations) of $177 million to $180 million. We are currently pursuing a contract opportunity for the ATWOOD AURORA outside of the United States. In December 2007, we were awarded a contract by Chevron to provide a newly constructed Mobile Offshore Semisubmersible Drilling Unit for a firm three (3) year period, with an option to extend the firm period to six (6) years. The contract provides for an operating dayrate of approximately $470,000, if the firm commitment is three (3) years, and approximately $450,000, if the option is exercised to extend the firm commitment period to six (6) years. Both dayrates are subject to adjustment pursuant to cost escalation provisions of the contract. To provide the drilling rig required by the contract, we executed a construction contract with Jurong Shipyard Pte. Ltd. (“Jurong”) to construct a conventionally moored Friede & Goldman ExD Millennium Semisubmersible Drilling Unit. This new rig will be constructed at Jurong’s shipyard in Singapore, with delivery expected to occur in early 2011. We estimate the total cost of the rig (including capitalized interest) will be $570 million to $590 million.

In July 2008, we executed another construction contract with Jurong to construct a dynamically positioned Friede & Goldman ExD Millennium Semisubmersible Drilling Unit. This new rig will also be constructed at Jurong’s shipyard in Singapore, with delivery expected to occur in mid 2012. We currently do not have a contract commitment for this rig. The estimated construction cost for this rig (including capitalized interest) will be $750 million to $775 million. Financing for the construction of these two rigs will be provided by a combination of our ongoing operating cash flows and debt, as necessary. We are currently evaluating whether any additional debt may be necessary in connection with our fleet expansion, and if so, the amount, terms, and conditions of such debt. We also have an option for the construction of a third rig with Jurong, which we are required to exercise by the end of calendar year 2008. We have made no determination at this time as to whether this option will be exercised.

     During the quarter ended June 30, 2008, we incurred no planned zero rate days; however, the SEAHAWK did incur four (4) days of unplanned zero rate days. The SEAHAWK could also incur three (3) to five (5) planned zero rate days during the fourth quarter of fiscal year 2008 for certain equipment upgrades. We currently have no additional downtime planned for any of our rigs for the remainder of calendar 2008; however, we can give no assurance that we will not incur unplanned zero rate days on any of our rigs during the remainder of calendar year 2008. During the nine months ended June 30, 2008, we have incurred forty (40) unplanned zero rate days. During the prior three (3) fiscal years, we incurred approximately 1% to 2% of unplanned zero rate days, or approximately 30 to 60 days per fiscal year.

Despite increasing drilling costs and the continuing risk of unplanned zero rate time, we expect operating results for fiscal year 2008 will reflect the highest revenues, cash flows and net income in our forty-year history. Based upon our current capital commitments, we expect to end fiscal year 2008 with outstanding debt between $200 million and $250 million, with a total debt to capitalization ratio of between 20% and 25%. With our strong balance sheet and continuing trend for improvement in cash flows, we will continue to evaluate the best use of future cash flows.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended June 30, 2008 increased 44% and 30%, respectively, compared to the three and nine months ended June 30, 2007. A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance

ATWOOD SOUTHERN CROSS	$ 36.1	$ 13.1	$ 23.0	$ 82.9	$ 36.5	$ 46.4
ATWOOD EAGLE	26.1	15.2	10.9	53.3	43.7	9.6
VICKSBURG	13.9	9.2	4.7	42.6	26.2	16.4
ATWOOD FALCON	17.2	12.8	4.4	51.0	33.8	17.2
ATWOOD BEACON	12.3	10.3	2.0	34.5	29.3	5.2
SEAHAWK	8.3	7.4	0.9	24.1	23.3	0.8
ATWOOD HUNTER	21.5	21.6	(0.1)	67.7	60.3	7.4
RICHMOND	6.0	7.3	(1.3)	9.9	22.0	(12.1)
AUSTRALIA MANAGEMENT
CONTRACTS	-	1.5	(1.5)	-	6.3	(6.3)
	$ 141.4	$ 98.4	$ 43.0	$ 366.0	$ 281.4	$ 84.6

The increase in fleetwide revenues for the three and nine months ended June 30, 2008 is primarily attributable to the increase in average dayrates due to improving market conditions and strong demand for offshore drilling equipment as previously discussed in “Market Outlook”. Increases in revenues during the current quarter and fiscal year period for the ATWOOD SOUTHERN CROSS, ATWOOD EAGLE, VICKSBURG, ATWOOD FALCON, ATWOOD BEACON and SEAHAWK were related to each of these drilling units working at higher dayrates when compared to the prior fiscal year periods. While the increase in ATWOOD HUNTER revenue for the current fiscal year period is also due to working at a higher dayrate during the first quarter of fiscal year 2008, current quarter revenues are consistent with the prior fiscal year quarter as the rig worked under the same contract and dayrate for both the three months ended June 30, 2008 and 2007. For approximately four months of the first two quarters of fiscal year 2008, the RICHMOND was in a shipyard undergoing a life-enhancing upgrade and earned no revenue during the shipyard period, while during the current quarter, the rig worked at a lower dayrate when compared to the dayrate earned during the prior fiscal year quarter. The AUSTRALIA MANAGEMENT CONTRACTS were terminated during fiscal year 2007.

Contract drilling costs for the three and nine months ended June 30, 2008 increased 20% and 14%, respectively, compared to the three and nine months ended June 30, 2007. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance

ATWOOD SOUTHERN CROSS	$ 8.1	$ 5.3	$ 2.8	$ 24.4	$ 14.9	$ 9.5
ATWOOD EAGLE	12.5	9.8	2.7	32.6	26.2	6.4
VICKSBURG	5.3	3.4	1.9	14.1	10.1	4.0
ATWOOD FALCON	6.6	4.8	1.8	18.0	18.1	(0.1)
ATWOOD BEACON	4.9	3.8	1.1	14.3	11.3	3.0
RICHMOND	3.7	3.4	0.3	8.4	9.8	(1.4)
SEAHAWK	7.7	7.4	0.3	24.0	21.1	2.9
ATWOOD HUNTER	7.4	7.3	0.1	21.9	19.1	2.8
AUSTRALIA MANAGEMENT
CONTRACTS	-	1.0	(1.0)	-	4.9	(4.9)
OTHER	0.9	1.3	(0.4)	2.3	4.7	(2.4)
	$ 57.1	$ 47.5	$ 9.6	$ 160.0	$ 140.2	$ 19.8

On a fleetwide basis, wage increases and extra personnel for training and development have resulted in higher personnel costs, increases in the number of maintenance projects have resulted in higher equipment related costs, and overall cost inflation have led to increases in contract drilling costs during the three and nine months ended June 30, 2008 for virtually every rig when compared to the prior fiscal year periods, including the ATWOOD SOUTHERN CROSS, ATWOOD EAGLE, VICKSBURG and ATWOOD BEACON. While the ATWOOD FALCON also incurred higher costs due to the reasons mentioned above during the current quarter and fiscal year to date period, the increase for the fiscal year to date period was offset by a significant amount of planned maintenance performed during its water depth upgrade which was completed during the first quarter of fiscal year 2007.

Contract drilling costs for the RICHMOND, SEAHAWK, and ATWOOD HUNTER were relatively consistent during the current quarter when compared to the prior fiscal year quarter as higher personnel costs were offset by lower equipment related costs due to the number and timing of maintenance projects. For the fiscal year to date period, these rigs incurred higher contract drilling costs due to the reasons mentioned above, while the increase for the RICHMOND was more than offset due to the fact that the rig incurred significantly less operating costs while in a shipyard undergoing a life enhancing upgrade for approximately four months of the first two quarters of fiscal year 2008. The AUSTRALIA MANAGEMENT CONTRACTS were terminated during fiscal year 2007. Other drilling costs have decreased during the three and nine months ended June 30, 2008 primarily due to the allocation of certain training and development costs directly to our drilling units and currency exchange gains during the current fiscal year.

Depreciation expense for the three and nine months ended June 30, 2008 increased 6% and 4%, respectively, compared to the three and nine months ended June 30, 2007. An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance

ATWOOD FALCON	$ 1.3	$ 1.1	$ 0.2	$ 3.9	$ 3.1	$ 0.8
RICHMOND	0.4	0.2	0.2	0.6	0.7	(0.1)
ATWOOD HUNTER	1.5	1.4	0.1	4.4	4.3	0.1
ATWOOD SOUTHERN CROSS	0.9	0.9	-	2.8	2.5	0.3
ATWOOD BEACON	1.3	1.3	-	3.8	3.8	-
VICKSBURG	0.7	0.7	-	2.1	2.2	(0.1)
ATWOOD EAGLE	1.1	1.1	-	3.4	3.4	-
SEAHAWK	1.6	1.6	-	4.6	4.6	-
OTHER	0.1	0.1	-	0.3	0.2	0.1
	$ 8.9	$ 8.4	$ 0.5	$ 25.9	$ 24.8	$ 1.1

     Depreciation expense has increased for the ATWOOD FALCON due to the completion of its water depth upgrade during fiscal year 2007. Effective March 1, 2008 we extended the remaining depreciable life of the RICHMOND from one year to ten years, based upon completion of a life enhancing upgrade, coupled with our intent to continue marketing and operating the rig beyond one year. The decrease during the current fiscal year period for the RICHMOND, in accordance with our company policy, is due to the fact that no depreciation expense was recorded for approximately four months of the first two quarters of fiscal year 2008, as the rig was undergoing an upgrade to extend its useful life to ten years, which was partially offset by higher depreciation expense upon completion of the upgrade, including the current quarter expense. The increase in depreciation expense for the ATWOOD SOUTHERN CROSS for the nine months ended June 30, 2008 when compared to the prior fiscal year period is primarily due to equipment upgrades during the second half of fiscal year 2007. Depreciation expense for all other rigs has remained relatively consistent with the prior fiscal year periods.

General and administrative expenses for the three and nine months ended June 30, 2008 increased compared to the prior fiscal year periods primarily due to rising personnel costs which include headcount and wages increases, increased annual bonus compensation costs and increased share-based compensation expense. Interest expense and interest income have remained relatively consistent when compared to the fiscal year 2007 periods.

Virtually all of our tax provision for each of the three and nine months ended June 30, 2008 and 2007 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and nine months ended June 30, 2008 and 2007, our effective tax rate for these periods was significantly less than the United States federal statutory rate. While our effective tax rate for the current quarter is relatively consistent with the prior fiscal year quarter, our effective rate for the current fiscal year period is lower due to a higher level of operating income earned in certain nontaxable and deemed profit tax jurisdictions when compared to the prior fiscal year period. Excluding any discrete items that may be incurred, we expect our effective tax rate to be between 10% and 11% for fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

In October 2007, we entered into a credit agreement with several banks and terminated our prior senior secured credit facility. The new credit agreement provides for a secured 5-year $300,000,000 non-amortizing revolving loan facility with maturity in October 2012, subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants. Loans under this facility bear interest at varying rates ranging from 0.70% to 1.25% over the Eurodollar Rate (3.4% at June 30, 2008), depending upon the ratio of outstanding debt to earnings before interest, taxes and depreciation. The collateral for the new credit agreement consists primarily of preferred mortgages on three of our active drilling units (ATWOOD EAGLE, ATWOOD HUNTER and ATWOOD BEACON). The credit agreement contains various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios, and will provide funding, when necessary, for drilling units currently under construction. As of June 30, 2008, $170 million has been borrowed under the credit facility. We are currently evaluating whether any additional debt may be necessary in connection with our fleet expansion, and if so, the amount, terms, and conditions of such debt

In January 2008 and July 2008, we executed construction contracts with Jurong Shipyard Pte. Ltd. to construct a conventionally moored Friede & Goldman ExD Millennium Semisubmersible Drilling Unit and a dynamically positioned Friede & Goldman ExD Millennium Semisubmersible Drilling Unit, respectively, with deliveries expected to occur in early 2011 and mid 2012. We estimate the total costs of the conventionally moored rig (including capitalized interest) will be $570 million to $590 million, while the costs (including capitalized interest) to construct the dynamically positioned rig is expected to be $750 million to $775 million. Assuming no additional growth, we estimate that our total capital expenditures for fiscal year 2008 will be approximately $490 million. Of this amount, $80 million relates to the completion of the construction of the ATWOOD AURORA and $370 million relates to the construction of the two new semisubmersible drilling units. Based upon the current expected capital commitments for fiscal year 2008, we expect to end fiscal year 2008 with outstanding long-term debt of between $200 million and $250 million and a debt to total capitalization ratio of between 20% and 25%.

Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as in down cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2001 through 2007, net cash provided by operating activities ranged from a low of approximately $14 million in fiscal year 2003 to a high of approximately $191 million in fiscal year 2007. For the nine months ended June 30, 2008, net cash provided by operating activities totaled approximately $137 million. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. During the first three quarters of fiscal year 2008, we used our cash flows generated from operations and proceeds from our credit facility to fund approximately $115 million toward the construction of our conventionally moored semisubmersible drilling unit, approximately $51 million toward the construction of the ATWOOD AURORA, approximately $17 million toward the life enhancing upgrade of the RICHMOND and approximately $10 million in other capital expenditures. We had cash and cash equivalents on hand at June 30, 2008 of approximately $201 million. In early July 2008, we made a $113 million initial down payment from our cash on hand toward the construction of our dynamically positioned semisubmersible drilling unit.

Our portfolio of accounts receivable is comprised of major international corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. The increase in accounts receivable of approximately $35 million from September 30, 2007 to June 30, 2008 is primarily attributable to several of our drilling units working under significantly higher dayrate contracts during fiscal year 2008 and to a large outstanding balance due from one customer that is expected to be collected during the fourth quarter of fiscal year 2008.

The increase of inventories of materials and supplies of approximately $7 million from September 30, 2007 to June 30, 2008 is primarily due to an increased level of purchasing activity during the current fiscal year related to high dollar value critical spare parts for our fleet.

Prepaid expenses and deferred costs have decreased by approximately $7 million at June 30, 2008 compared to September 30, 2007 due to the amortization of annual rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

The increase of accounts payable and accrued liabilities of approximately $5 million and $17 million, respectively, from September 30, 2007 to June 30, 2008 is primarily due to a higher amount of accrued but unpaid purchases of capital equipment related to our current construction projects and a higher amount of accrued but unpaid taxes when compared to the prior fiscal year end.

Long-term deferred credits have decreased by approximately $13 million at June 30, 2008 compared to September 30, 2007 due to the amortization of deferred fees associated with the prior upgrades of the ATWOOD FALCON and SEAHAWK. Lump sum fees received for upgrade costs reimbursed by our customers are reported as deferred credits in our accompanying Consolidated Balance Sheets and are recognized as earned on a straight-line method over the term of the related drilling contract.

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     All of our $170 million of long-term debt outstanding at June 30, 2008, was floating rate debt. As a result, our annual interest costs in fiscal year 2008 will fluctuate based on interest rate changes. Because the interest rate on our long-term debt is a floating rate, the fair value of our long-term debt approximated carrying value as of June 30, 2008. The impact on annual cash flow of a 10% change in the floating rate (approximately 35 basis points) would be approximately $0.6 million, which we believe to be immaterial. We did not have any open derivative contracts relating to our floating rate debt at June 30, 2008.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on June 30, 2008 amounts, a decrease in the value of 10% in the foreign currencies relative to the U.S. Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $1.1 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at June 30, 2008.

PART I. ITEM 4

CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

3.1     Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 10-Q filed May 12, 2008).

3.2     Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 12, 2008).

3.3     Second Amended and Restated By-Laws, dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.3 of our Form 10-Q filed May 12, 2008).

3.4     Amendment No. 1 to Second Amended and Restated By-Laws, dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.4 of our Form 10-Q filed May 12, 2008).

4.1     Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

4.2     Certificate of Adjustment of Atwood Oceanics, Inc. dated as of March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

4.3     Certificate of Adjustment of Atwood Oceanics, Inc. dated as of June 25, 2008 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed June 25, 2008).

4.4     See Exhibit Nos. 3.1, 3.2, 3.3, and 3.4 hereof for provisions of our Amended and Restated Certificate of Formation (as amended) and Second Amended and Restated By-Laws (as amended) defining the rights of our shareholders (Incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 of our Form 10-Q filed May 12, 2008).

*10.1     Construction Contract between Atwood Oceanics Pacific Limited and Jurong Shipyard Pte. Ltd. dated July 4, 2008.

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

ATWOOD OCEANICS, INC.

                                         (Registrant)

Date: August 8, 2008                                                                    /s/JAMES M. HOLLAND_

                                                                                                    James M. Holland

Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Secretary

EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION

3.1     Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 10-Q filed May 12, 2008).

3.2     Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 12, 2008).

3.3     Second Amended and Restated By-Laws, dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.3 of our Form 10-Q filed May 12, 2008).

3.4     Amendment No. 1 to Second Amended and Restated By-Laws, dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.4 of our Form 10-Q filed May 12, 2008).

4.1     Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

4.2     Certificate of Adjustment of Atwood Oceanics, Inc. dated as of March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

4.3     Certificate of Adjustment of Atwood Oceanics, Inc. dated as of June 25, 2008 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed June 25, 2008).

4.4     See Exhibit Nos. 3.1, 3.2, 3.3, and 3.4 hereof for provisions of our Amended and Restated Certificate of Formation (as amended) and Second Amended and Restated By-Laws (as amended) defining the rights of our shareholders (Incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 of our Form 10-Q filed May 12, 2008).

*10.1 Construction Contract between Atwood Oceanics Pacific Limited and Jurong       Shipyard  Pte. Ltd. dated July 4, 2008.

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