Form 10-K
period 2008-09-30
ATWOOD OCEANICS INC
filed 2008-11-26
CIK 8411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ___________

COMMISSION FILE NUMBER 1-13167

ATWOOD OCEANICS, INC.
(Exact name of registrant as specified in its charter)

	TEXAS (State or other jurisdiction of incorporation or organization)	74-1611874 (I.R.S. Employer Identification No.)

	15835 Park Ten Place Drive Houston, Texas (Address of principal executive offices)	77084 (Zip Code)
Registrant's telephone number, including area code: 281-749-7800
Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered
	Common Stock $1 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation in S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting comapny. See definition of “large accelerated filer” “accelerated filer”  and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our Common Stock, $1 par value was last sold, or the average bid and asked price of such Common Stock, as of March 31, 2008 was $2,922,000,000.

The number of shares outstanding of our Common Stock, $1 par value, as of November 24, 2008: 64,031,480.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2008 - Referenced in Parts I, II and IV of this report.

(2) Proxy Statement for Annual Meeting of Shareholders to be held February 12, 2009 - Referenced in Part III of this report.

PART I

ITEM 1.      BUSINESS

Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our,” unless the context requires otherwise) is engaged in the international offshore drilling and completion of exploratory and developmental oil and gas wells and related support, management and consulting services. We are headquartered in Houston, Texas, USA. Atwood Oceanics, Inc. was organized in 1968 as a Texas corporation and commenced operations in 1970.

During our forty year history, the majority of our drilling units have operated outside of United States waters, and we have conducted drilling operations in most of the major offshore exploration areas of the world. Our current worldwide operations include eight premium offshore mobile drilling units located in six regions of the world – offshore Southeast Asia, offshore Africa, offshore India, offshore Australia, the Mediterranean Sea and the U.S. Gulf of Mexico. Approximately 97%, 93%, and 93% of our contract revenues were derived from foreign operations in fiscal years 2008, 2007 and 2006, respectively. The submersible RICHMOND is our only drilling unit currently working in United States waters. We support our operations from our Houston headquarters and offices currently located in Australia, Malaysia, Malta, Egypt, Indonesia, Singapore and the United Kingdom. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 13 of the Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2008, filed herewith and incorporated by reference herein.

The following table presents our wholly-owned and operating rig fleet as of November 25, 2008:

Rig Name	Rig Type	Upgraded	Water Depth Rating (feet)
ATWOOD EAGLE	Semisubmersible	2000/2002	5,000
ATWOOD HUNTER	Semisubmersible	1997/2001	5,000
ATWOOD FALCON	Semisubmersible	1998/2006	5,000
ATWOOD SOUTHERN CROSS	Semisubmersible	1997/2006	2,000
SEAHAWK	Semisubmersible Tender Assist	1992/1999/2006	600
ATWOOD BEACON	Jack-up	2003(1)	400
VICKSBURG	Jack-up	1998	300
RICHMOND	Submersible	2000/2002/2007	70

(1)	The ATWOOD BEACON was constructed in 2003.

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

Besides our current eight operating drilling units, we are also in the process of constructing three additional drilling units. We expect to complete the construction of our ninth rig, ATWOOD AURORA, (an ultra-premium jack-up) in December 2008. The total construction cost of this drilling unit (including capitalized interest and transportation costs to its first drilling location offshore Egypt) is expected to be approximately $180 million. During fiscal year 2008, we entered into construction contracts with Jurong Shipyard Pte. Ltd. to construction two Friede & Goldman ExD Millennium semisubmersible drilling units (a 6,000 feet water depth conventionally moored unit and a 10,000 feet water depth dynamically positioned unit). The conventionally moored unit is expected to cost around $600 million and is scheduled for completion in early 2011. The dynamically positioned unit is expected to cost between $750 million and $775 million and is scheduled for completion in mid 2012.

Currently, we have approximately 75% and 45% of our available rig days contracted for fiscal years 2009 and 2010, respectively, with $2 billion of revenue backlog compared to approximately $1.5 billion of estimated capital commitments for our three new units.  . For many years, one of our strategic focuses has been maintaining high equipment utilization. We had a 100% utilization rate in each of fiscal years 2008 and 2007 and have averaged over 90% utilization over the last ten years. Of our six long-term contracts for both our active units and units under construction, four are expected to extend into fiscal year 2011, one is expected to extend into fiscal year 2012, with one extending into fiscal year 2014. The ATWOOD EAGLE, ATWOOD FALCON and ATWOOD AURORA have current contract commitments extending into fiscal year 2011. The SEAHAWK's current contract commitment extends to September 2009; however, this contract provides for two six-month options which are expected to be exercised which, if exercised, will most likely extend the SEAHAWK’s contract into fiscal year 2011.  The current ATWOOD HUNTER contract is expected to extend into fiscal year 2012. Our conventionally moored semisubmersible currently under construction in Singapore has a contract that extends into fiscal year 2014 with an option which, if exercised, would extend the contract into fiscal year 2017. Our dynamically positioned semisubmersible under construction does not currently have a contract, but delivery is not expected until 2012. The current contract for the ATWOOD SOUTHERN CROSS is expected to terminate in December 2008. We are currently pursuing additional work for this unit; however, there is no guarantee that we will have work for the rig immediately following the completion of its current drilling commitment; thus, there is a possibility that the rig could incur some zero rate days. Of the other three rigs that have contracts expiring in fiscal year 2009 (the ATWOOD BEACON, VICKSBURG and RICHMOND), we expect to maintain high utilization of these rigs during fiscal year 2009.

Despite the increase in operating costs for fiscal year 2008, our operating results significantly increased for fiscal year 2008 compared to fiscal year 2007.

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

DRILLING CONTRACTS

We obtain the contracts under which we operate our units either through individual negotiation with the customer or by submitting proposals in competition with other contractors. Our contracts vary in their terms and conditions. The initial term of contracts for our units has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling unit, a force majeure event, excessive equipment breakdown or failure to meet minimum performance criteria. It is not unusual for contracts to contain renewal provisions, which in time of weak market conditions are usually at the option of the customer; while in time of strong market demand, like today, are usually mutually agreeable.

The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis. Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond our control. Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost. Any period during which a vessel is not earning a full operating dayrate because of the above conditions or because the vessel is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect our ability to employ our drilling units. Our active rig utilization, which excludes contractual downtime for rigs upgraded, for fiscal years 2008, 2007 and 2006 was 100% for each year.

     We currently expect the following planned zero rate downtime in fiscal year 2009:

RIG	ESTIMATED PERIOD IN WHICH DOWNTIME COULD OCCUR	ESTIMATED DAYS AT ZERO RATE

VICKSBURG	End of Third Quarter or Beginning of Fourth Quarter	30 Days
ATWOOD HUNTER	Fourth Quarter	10 Days
ATWOOD FALCON	Second Quarter	2 to 4 Days
SEAHAWK	During fiscal year 2009	3 to 5 Days
ATWOOD BEACON	First Quarter	3 Days

In addition to the above planned downtime, we are always at risk for unplanned downtime. During the four prior fiscal years, we have incurred approximately 1% to 2% of unplanned zero rate days per fiscal year. Maintaining high equipment utilization in up, as well as down, cycles is a big factor in generating cash to satisfy current and future obligations.

For long moves of drilling equipment, we attempt to obtain from our customers either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit. In today’s strong market environment, we are able to receive a dayrate as mobilization compensation; however, a surplus of certain types of units, either worldwide or in particular operating areas, can result in our acceptance of a contract which provides only partial or no recovery of relocation costs. Additionally, under such a contract, we may not make any profit during the relocation of a rig. We can give no assurance that we will receive full or partial recovery of any future relocation costs beyond that for which we have already contracted.

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

INSURANCE AND RISK MANAGEMENT

Our operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, our equipment is subject to various risks particular to our industry which we seek to mitigate by maintaining insurance. These risks include leg damage to jack-ups during positioning, capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. Therefore, in addition to general business insurance policies, we maintain the following insurance relating to our rigs and rig operations: hull and machinery, loss of hire, builder’s risk, cargo, war risks, protection and indemnity, and excess liability, among others.

Our operations are also subject to disruption due to terrorism or piracy. As a result of significant losses incurred by the insurance industry due to terrorism, offshore drilling rig accidents, damages from hurricanes and other events, we have experienced increases in premiums for certain insurance coverages. Although we believe that we are adequately insured against normal and foreseeable risks in our operations in accordance with industry standards, such insurance may not be adequate to protect us against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism or piracy. To date, we have not experienced difficulty in obtaining insurance coverage, although we can provide no assurance as to the future availability of such insurance or the cost thereof. The occurrence of a significant event against which we are not adequately insured could have a material adverse effect on our financial position. See also “Risk Factors” in Item 1A.

CUSTOMERS

During fiscal year 2008, we performed operations for 15 customers. Because of the relatively limited number of customers for which we can operate at any given time, revenues from 4 different customers amounted to 10% or more of our revenues in fiscal year 2008 as indicated below:

Customer	Percentage of Revenues
Petronas Carigali Sdn. Bhd	16%
ENI Spa AGIP Exploration & Production Division	15%
Sarawak Shell Bhd.	12%
Chevron Overseas Petroleum	11%

Our business operations are subject to the risks associated with a business having a limited number of customers for our products or services, and a decrease in the drilling programs of these customers in the areas where we are employed may adversely affect our revenues and, therefore, our results of operations and cash flows.

COMPETITION

We compete with several international offshore drilling contractors, most of which are substantially larger than we are and which possess appreciably greater financial and other resources. We believe the six members of our self-determined peer group inlcuded in our Common Stock Performance graph in our Annual Report to Shareholders filed herewith to be competitors.  The offshore drilling industry is very competitive, with no single offshore drilling contractor being dominant. Thus, there is competition in securing available offshore drilling contracts.

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

Industry Trends

The performance of the offshore drilling industry is largely determined by basic supply and demand for available equipment. Periods of high demand and high dayrates are often followed by periods of low demand and low dayrates. Offshore drilling contractors can mobilize rigs from one region of the world to another, can “cold stack” rigs (taking them out of service) or reactivate cold stacked rigs in order to adjust supply of existing equipment in various markets to meet demand. The market is highly cyclical and is typically driven by general economic activity and changes in actual or anticipated oil and gas prices. Generally, sustained high energy prices translate into increased exploration and production spending by oil and gas companies, which in turn results in increased drilling activity and demand for equipment like ours.

The offshore markets where we currently operate, offshore Southeast Asia, offshore Africa, offshore India, offshore Australia, the Mediterranean Sea, and shallow waters in the U.S. Gulf of Mexico, offer the potential for continuing high utilization. Despite the decline in the price of oil and natural gas and the global financial crisis, we believe the long-term outlook for the worldwide offshore drilling industry remains positive.

International Operations

The large majority of our operations are in foreign jurisdictions, which we have historically found to be more stable in market terms. We believe international operations provide a better opportunity than domestic operations for attractive contracts and returns over the longer term. Since 1970, we have operated offshore Southeast Asia, offshore Australia, in the Far East, in the Mediterranean Sea, in the Arabian Gulf, in the Red Sea, in the Black Sea, offshore India, offshore Papua New Guinea, offshore Vietnam, offshore East and West Africa, offshore Central and South America, offshore China and in the U.S. Gulf of Mexico. Because of our experience in a number of geographic areas and the mobility of our equipment, we believe we are not dependent upon any one area of operations.  Currently, we have only one rig working in the U.S. Gulf of Mexico. We have foreign offices currently located in Australia, Malaysia, Malta, Egypt, Indonesia, Singapore and the United Kingdom.

Virtually all of our tax provision for fiscal years 2006, 2007 and 2008 relates to taxes in foreign jurisdictions. As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions which significantly reduced our effective tax rate for the current fiscal year when compared to the United States statutory rate. Our effective tax rate for fiscal year 2008 was 12%. Excluding any discrete items that may occur, we expect our effective tax rate to be approximately 15% for fiscal year 2009. We do not record federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $321 million at September 30, 2008. It is not practicable to estimate the amount of any deferred tax liability associated with the undistributed earnings. If these earnings were to be remitted to us, any United States income taxes payable would be substantially reduced by foreign tax credits generated by the repatriation of the earnings. Such foreign tax credits totaled approximately $89 million at September 30, 2008.  For information about risks associated with our foreign operations, see Part I, Item 1A, "Risk Factors," "our relieance on foreign operatings exposes us to additional risks not generally associated with domestic operations which could have a adverse effect on our operations or financial results.

Employees

We currently employ approximately 1,200 persons in our domestic and foreign operations. In connection with our foreign drilling operations, we are often required by the host country to hire substantial portions of our work force in that country and, in some cases, these employees are represented by foreign unions. To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages. Our success depends to a significant extent upon the efforts and abilities of our executive officers and other key management personnel. There is no assurance that these individuals will continue in such capacity for any particular period of time.

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

The U.S. Oil Pollution Act of 1990, or OPA, and related regulations impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to civil or criminal enforcement action. We have taken all steps necessary to comply with this law, and have received a Certificate of Financial Responsibility (Water Pollution) for the RICHMOND which operates in the Gulf of Mexico from the U.S. Coast Guard. Our operations in United States waters are also subject to various other environmental regulations regarding pollution, and we have taken steps to ensure compliance with those regulations.

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

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. Such persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is also not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

SECURITIES LITIGATION SAFE HARBOR STATEMENT

Statements included in this report and the documents incorporated herein by reference which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we and our representatives may from to time to time make other oral or written statements which are also forward-looking statements.

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause our actual results of operations, financial condition or cash flows to differ include, but are not necessarily limited to:

•	our dependence on the oil and gas industry;

•	the operational risks involved in drilling for oil and gas;

•	risks associated with the current global economic crisis and its impact on capital markets, liquidity, and financing of future drilling activity;

•	changes in rig utilization and dayrates in response to the level of activity in the oil and gas industry, which is significantly affected by indications and expectations regarding the level and volatility of oil and gas prices, which in turn are affected by political, economic and weather conditions affecting or potentially affecting regional or worldwide demand for oil and gas, actions or anticipated actions by OPEC, inventory levels, deliverability constraints, and future market activity;

•	the extent to which customers and potential customers continue to pursue deepwater drilling;

•	exploration success or lack of exploration success by our customers and potential customers;

•	the highly competitive and cyclical nature of our business, with periods of low demand and excess rig availability;

•	the impact of the war with Iraq or other military operations, terrorist acts or embargoes elsewhere;

•	our ability to enter into and the terms of future drilling contracts;

•	the availability of qualified personnel;

•	our failure to retain the business of one or more significant customers;

•	the termination or renegotiation of contracts by customers;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured loss;

•	the risks of international operations, including possible economic, political, social or monetary instability, and compliance with foreign laws;

•	the effect public health concerns could have on our international operations and financial results;

•	compliance with or breach of environmental laws;

•	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

•	the adequacy of sources of liquidity for our operations and those of our customers;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

•	higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase general and administrative expenses;

•	the actions of our competitors in the offshore drilling industry, which could significantly influence rig dayrates and utilization;

•	changes in the geographic areas in which our customers plan to operate or the tax rate in such jurisdication, which in turn could change our expected effective tax rate;

•	changes in oil and gas drilling technology or in our competitors’ drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

•	rig availability;

•	the effects and uncertainties of legal and administrative proceedings and other contingencies;

•	the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;

•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;

•	the risks involved in the construction, upgrade, and repair of our drilling units including cost overruns effecting our ability to meet contractual commitments; and

•	such other factors as may be discussed in this report and our other reports filed with the Securities and Exchange Commission, or SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. See also “Risk Factors” in Item 1A. Other unknown or unpredictable factors could also have material adverse effects on future results. The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan” and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management’s Discussion and Analysis in our Annual Report to Shareholders for fiscal year 2008 filed herewith and incorporated herein by reference in Part I, Part II, Part IV and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. Our website address is www.atwd.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have adopted a code of ethics applicable to our chief executive officer and our senior financial officers which is also available on our website. We intend to satisfy the disclosure requirement regarding any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K for such event. Unless stated otherwise, information on our website is not incorporated by reference into this report or made a part hereof for any purpose. You may also read and copy any document we file at the SEC’s Public Reference Room at 100F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room and copy charges.

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

WE RELY ON THE OIL AND NATURAL GAS INDUSTRY, AND VOLATILE OIL AND NATURAL GAS PRICES IMPACT DEMAND FOR OUR SERVICES.

Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:

▪	prevailing oil and natural gas prices;

▪	expectations about future prices;

▪	the cost of exploring for, producing and delivering oil and natural gas and the availability of financing for such costs;

▪	the sale and expiration dates of available offshore leases;

▪	worldwide demand for petroleum products;

▪	current availability of oil and natural gas resources;

▪	the rate of discovery of new oil and natural gas reserves in offshore areas;

▪	local and international political and economic conditions;

▪	technological advances;

▪	ability of oil and natural gas companies to generate or otherwise obtain funds for capital;

▪	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

▪	political or other disruptions that limit exploration, development and production in oil-producing countries;

▪	the level of production by non-OPEC countries; and

▪	laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions.

During recent years, the level of offshore exploration, development and production activity and more recently, the price for oil and natural gas has been volatile. Such volatility is likely to continue in the future. A decline in the worldwide demand for oil and natural gas or prolonged low oil or natural gas prices in the future would likely result in reduced exploration and development of offshore areas and a decline in the demand for our services. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Any such decrease in activity is likely to reduce our dayrates and our utilization rates and, therefore, could have a material adverse effect on our financial condition, results of operations and cash flows.

THE CURRENT GLOBAL FINANCIAL CRISIS MAY HAVE A NEGATIVE IMPACT OUR BUSINESS AND FINANCIAL CONDITION

The crisis has created significant reductions in available capital and liquidity from banks and other providers of credit, which current global financial may adversely affect our customers’ and lenders’ ability to fulfill their obligations to us. In addition, continued deterioration in the global economy could result in reduced demand for crude oil and natural gas, exploration and production activity and demand for offshore drilling services which could lead to declining dayrates and a decrease of new contract activity.

RIG CONVERSIONS, UPGRADES OR NEWBUILDS MAY BE SUBJECT TO DELAYS AND COST OVERRUNS.

From time to time we may undertake to increase our fleet capacity through conversions or upgrades to rigs or through new construction. These projects are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

▪	shortages of equipment, materials or skilled labor;

▪	unscheduled delays in the delivery of ordered materials and equipment;

▪	unanticipated cost increases;

▪	weather interferences;

▪	difficulties in obtaining necessary permits or in meeting permit conditions;

▪	design and engineering problems; and

▪	shipyard failures.

OPERATING HAZARDS INCREASE OUR RISK OF LIABILITY; WE MAY NOT BE ABLE TO FULLY INSURE AGAINST THESE RISKS.

Our operations are subject to various operating hazards and risks, including:

▪	catastrophic marine disaster;

▪	adverse sea and weather conditions;

▪	mechanical failure;

▪	navigation errors;

▪	collision;

▪	oil and hazardous substance spills, containment and clean up;

▪	labor shortages and strikes;

▪	damage to and loss of drilling rigs and production facilities; and

▪	war, sabotage, terrorism, and piracy.

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

The industry in which we operate historically has been cyclical, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, low rig availability and increasing dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idled. Several markets in which we operate are currently oversupplied. Lower utilization and dayrates in one or more of the regions in which we operate would adversely affect our revenues and profitability. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable. We may be required to idle rigs or to enter into lower-rate contracts in response to market conditions in the future.

WE RELY HEAVILY ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. Petronas Carigali Sdn. Bhd., ENI Spa AGIP Exploration & Production Division, Sarawak Shell Bhd. and Chevron Overseas Petroleum provided approximately 16%, 15%, 12% and 11%, respectively, of our consolidated revenues in fiscal year 2008. Our results of operations could be materially adversely affected if any of our major customers terminate its contracts with us, fails to renew our existing contracts or refuses to award new contracts to us.

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

WE COULD INCUR DIFFICULTY IN FUNDING OUR CURRENT OR FUTURE RIG CONSTRUCTION, RIG ACQUISITION OR RIG UPGRADE PROGRAMS OR FUTURE DRILLING OPERATIONS IF WE ARE UNABLE TO OBTAIN SUFFICIENT AMOUNT OF FINANCING OR IF ONE OR MORE MEMBERS OF OUR BANK GROUP SHOULD FAIL.

Historically, we have utilized bank group financing to fund our rig construction, rig acquisition and rig upgrade programs and if needed, a portion of drilling operations. The inability to obtain sufficient amount of financing or the inability of one or more of the bank group members to provide committed funding could adversely effect our ability to complete any rig construction, rig acquisition, rig upgrade programs or drilling operations.  To-date, we have been able to obtain adequate bank group financing to fund all of our committments.

WE ARE SUBJECT TO OPERATING RISKS SUCH AS BLOWOUTS AND WELL FIRES THAT COULD RESULT IN ENVIRONMENTAL DAMAGE, PROPERTY LOSS, AND PERSONAL INJURY OR DEATH.

Our drilling operations are subject to many hazards that could increase the likelihood of accidents. Accidents can result in:

▪	costly delays or cancellations of drilling operations;

▪	serious damage to, or destruction of, equipment;

▪	personal injury or death;

▪	significant impairment of producing wells or underground geological formations; or

▪	major environmental damage.

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

We have had accidents in the past due to some of the hazards described above. Because of the ongoing hazards associated with our operations:

▪	we may experience a higher number of accidents in the future than expected;

▪	our insurance coverage may prove inadequate to cover losses that are greater than anticipated;

▪	our insurance deductibles may increase; or

▪	our insurance premiums may increase to the point where maintaining our current level of coverage is prohibitively expensive or we may be unable to obtain insurance at all.

Any future accidents could yield future operating losses and have a significant adverse impact on our business.

OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE CONTRACTS FOR OUR DRILLING RIGS ON ECONOMICALLY FAVORABLE TERMS.

The drilling markets in which we compete frequently experience significant fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. In response to fluctuating market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when such moves are economically justified. If demand for our rigs declines, rig utilization and dayrates are generally adversely affected, which, in turn, would adversely effect our revenues.

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

During the past five years, we derived substantially all of our revenues from foreign sources. We, therefore, face risks inherent in conducting business internationally, such as:

▪	legal and governmental regulatory requirements;

▪	difficulties and costs of staffing and managing international operations;

▪	language and cultural differences;

▪	potential vessel seizure or nationalization of assets;

▪	import-export quotas or other trade barriers;

▪	renegotiation or nullification of existing contracts;

▪	difficulties in collecting accounts receivable and longer collection periods;

▪	foreign and domestic monetary policies;

▪	political and economic instability;

▪	terrorist acts, war and civil disturbances;

▪	assault on property or personnel;

▪	travel limitations or operational problems caused by severe acute respiratory syndrome (SARS) or other public health threats;

▪	imposition of currency exchange controls; or

▪	potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws.

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

WE ARE SUBJECT TO WAR, SABOTAGE, TERRORISM AND PIRACY WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

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

The terrorist attacks have resulted in a hardening of the insurance market. We maintain insurance coverage against casualty and liability risks and have renewed our primary insurance program through June 30, 2009. We will evaluate the need to maintain this coverage as it applies to our drilling fleet in the future. We believe our insurance is adequate, and we have never experienced a loss in excess of policy limits. There is no assurance that our insurance coverage will be available or affordable and, if available, whether it will be adequate to cover future claims that may arise.

Instability in the financial markets as a result of war, sabotage, terrorism or piracy could also affect our ability to raise capital and could also adversely affect the oil, gas and power industries and restrict their future growth.

THE SUBSTANTIAL EQUITY INTEREST OWNED BY CERTAIN SHAREHOLDERS MAY LIMIT THE ABILITY OF OTHER SHAREHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS REQUIRING SHAREHOLDER APPROVAL.

As of November 25, 2008, Helmerich & Payne International Drilling Co., owns of record and beneficially 8,000,000 shares, or approximately 12% of the issued and outstanding shares of our common stock. One of our directors, Hans Helmerich is an executive officer of Helmerich & Payne, Inc. (“H&P”) the parent company of Helmerich & Payne International Drilling Co. Another director, George Dotson, was also an executive officer of H&P until his retirement in 2006. The beneficial ownership of our common stock and membership of an officer of H&P on our board enables H&P to exercise some influence over the election of directors and other corporate matters requiring shareholder or board of directors' approval.

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

▪

We are subject to a provision of Texas corporate law that prohibits us from engaging in a business combination with any shareholder for three years from the date that person became an affiliated shareholder by beneficially owning 20% or more of our outstanding common stock, unless specified conditions are met.

▪	Special meetings of shareholders may not be called by anyone other than our chairman of the board of directors, president, or the holders of at least one-tenth of all shares issued, outstanding, and entitled to vote.

▪	Our board of directors has the authority to issue up to 1,000,000 shares of "blank-check" preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our shareholders.

▪	We have issued "poison pill" rights to purchase Series A Junior Participating Preferred Stock under our rights plan, whereby the ownership of our shares by a potential acquirer can be significantly diluted by the sale at a significant discount of additional shares of our common stock to all other shareholders, which could discourage unsolicited acquisition proposals.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Information regarding the current location and general character of our principal assets may be found in the table with the caption heading "Offshore Drilling Operations" in the Company's Annual Report to Shareholders for fiscal year 2008, which is incorporated by reference herein.

Collectively since fiscal year 1997, we have expended approximately $525 million in upgrading seven offshore mobile drilling units and constructing an ultra-premium jackup unit, the ATWOOD BEACON. The timing and costs of the various upgrades and construction are as follows:

DRILLING UNITS	FISCAL YEAR UPGRADE/ CONSTRUCTION COMPLETED	COST OF UPGRADE/ CONSTRUCTION
		(In Millions)

ATWOOD HUNTER (PHASE I)	1997	$ 40
ATWOOD SOUTHERN CROSS (PHASE I)	1997	35
ATWOOD FALCON (PHASE I)	1998	45
VICKSBURG	1998	35
SEAHAWK (PHASE I)	1999	22
ATWOOD EAGLE (PHASE I)	2000	8
RICHMOND (PHASE I)	2000	7
ATWOOD HUNTER (PHASE II)	2001	58
ATWOOD EAGLE (PHASE II)	2002	90
ATWOOD BEACON	2003	120
ATWOOD SOUTHERN CROSS (PHASE II)	2006	7
SEAHAWK (PHASE II)	2006	16
ATWOOD FALCON (PHASE II)	2006	23
RICHMOND (PHASE II)	2007	17
		$523

The ATWOOD AURORA, an ultra-premium jack-up, will become our ninth drilling unit upon expected completion of its construction in December 2008. This drilling unit is expected to have a total construction cost of approximately $180 million. The two deepwater semisubmersibles under construction in Singapore will be our tenth and eleventh drilling units upon their expected completion in early 2011 and mid-2012. These drilling units are expected to cost around $600 million and $750 to $775 million, respectively.

We have pledged the ATWOOD HUNTER, ATWOOD EAGLE, and ATWOOD BEACON as security on our $300 million credit agreement entered into in October 2007.  We have pledged the ATWOOD FALCON, ATWOOD SOUTHERN CROSS, as security for our $280 million credit agreement entered into in November 2008.  We have agreed to pledge the ATWOOD AURORA under this agreement upon delivery expected in December 2008.

ITEM 3.     LEGAL PROCEEDINGS

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

During the fourth quarter of fiscal year 2008, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

As of November 7, 2008 there were approximately 12,100 beneficial owners of our common stock based upon information provided to us by a third party service provider. Our common stock and associated preferred stock purchase rights are traded on the New York Stock Exchange under the symbol “ATW”.

We did not pay cash dividends in fiscal years 2007 or 2008 and we do not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of our business. To enable us to maintain our high competitive profile in the industry, we expect to utilize cash reserves at the appropriate time to upgrade existing equipment or to construct additional equipment. Our credit facility in place at September 30, 2008 and our new credit facility entered into in November 2008, prohibit payments of cash dividends on common stock without lender approval. In June 2008, we declared a two-for-one stock split of our common stock effected in the form of a 100% common stock dividend.

Market information concerning our common stock may be found under the caption heading “Stock Price Information" in our Annual Report to Shareholders for fiscal year 2008, which is filed herewith and incorporated by reference herein.

Equity compensation plan information required by this item may be found in Note 3 to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2008, which is filed herewith and incorporated by reference herein.

Stock Performance Graph required by this item may be found under the caption heading “Common Stock Price Performance Graph” in our Annual Report to Shareholders for fiscal year 2008, which is filed herewith and incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item may be found under the caption “Five Year Financial Review" in our Annual Report to Shareholders for fiscal year 2008, which is filed herewith and incorporated by reference herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Information required by this item may be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders for fiscal year 2008, which is filed herewith and incorporated by reference herein.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found under the caption “Disclosures About Market Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Shareholders for fiscal year 2008, which is filed herewith and incorporated by reference herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2008, which is filed herewith and incorporated by reference herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules, regulations, and forms and is communicated to management. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

A copy of our Management’s Report of Internal Control over Financial Reporting is included in our Annual Report to Shareholders for fiscal year 2008, which is filed herewith and incorporated by reference herein.

(c)	Attestation Report of the Independent Registered Public Accounting Firm.

A copy of the attestation report of PricewaterhouseCoopers, LLP, our independent registered public accounting firm is included in our Annual Report to Shareholders for fiscal year 2008, which is filed herewith and incorporated by reference herein.

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2009, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.        EXECUTIVE COMPENSATION

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2009, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2009, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2009, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2009, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENTS

                      (a)       FINANCIAL STATEMENTS AND EXHIBITS

1. and 2. FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements, together with the report of PricewaterhouseCoopers LLP dated November 25, 2008 appearing in our Annual Report to Shareholders for fiscal year 2008 filed herewith, are incorporated by reference herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2008 and 2007

Consolidated Statements of Operations for years ended September 30, 2006, 2007, and 2008

Consolidated Statements of Cash Flows for for years ended September 30, 2006, 2007, and 2008

Consolidated Statements of Changes in Shareholders' Equity for for years ended September 30, 2006, 2007, and 2008

Notes to Consolidated Financial Statements

3. MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS

                 See the "EXHIBIT INDEX" for a listing of all the Exhibits filed as a part of this report.

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

Form of Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.1.2 hereof.

Amendment No. 1 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.1.3 hereof.

Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.1.4 hereof.

Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.1.5 hereof.

Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan – See Exhibit 10.1.6 hereof.

Form of Atwood Oceanics, Inc. Stock Option Agreement (2001 Stock Incentive Plan) – See Exhibit 10.1.7 hereof.

Form of Atwood Oceanics, Inc. Stock Option Agreement (2001 Stock Incentive Plan) – See Exhibit 10.1.8 hereof.

Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan – See Exhibit 10.1.9 hereof.

Non-Employee Directors’ Elective Deferred Compensation Plan – See Exhibit 10.1.10 hereof.

Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan – See Exhibit 10.1.11 hereof.

Amendment No. 1 to Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference to Appendix B to our revised definited proxy statement on Form DEF14A filed January 15, 2008)

Form of Stock Option Agreement (2007 Long-Term Incentive Plan) – See Exhibit 10.1.13 hereof.

Form of Restricted Stock Award Agreement (2007 Long-Term Incentive Plan) – See Exhibit 10.1.14 hereof.

Form of Non-Employee Director Restricted Stock Award Agreement (2007 Long-Term Incentive Plan) – See Exhibit 10.1.15 hereof.

Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2008 – See Exhibit 10.2.1 hereof.

Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin – See Exhibit 10.3.1 hereof.

Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland – See Exhibit 10.3.2 hereof.

Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley – See Exhibit 10.3.3 hereof.

Executive Agreement dated as of June 1, 2008 between the Company and Alan Quintero – See Exhibit 10.3.4. hereof.

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

                    DATE: November 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JAMES M. HOLLAND	/S/ JOHN R. IRWIN
JAMES M. HOLLAND	JOHN R. IRWIN
Senior Vice President and Chief Financial Officer	President, Chief Executive Officer and Director
(Principal Financial and Accounting Officer)	(Principal Executive Officer)
Date: November 25, 2008	Date: November 25, 2008

/S/ ROBERT W. BURGESS	/S/ GEORGE S. DOTSON
ROBERT W. BURGESS	GEORGE S. DOTSON
Director	Director
Date: November 25, 2008	Date: November 25, 2008

/S/ HANS HELMERICH	/S/ DEBORAH A. BECK
HANS HELMERICH	DEBORAH A. BECK
Director	Director
Date: November 25, 2008	Date: November 25, 2008

/S/JAMES R. MONTAGUE
JAMES R. MONTAGUE
Director
DATE: November 25, 2008

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 8-K for the quarter ended March 31, 2008).

3.2	Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2. of our Form 10-Q for the quarter ended March 31, 2008).

3.3	Second Amended and Restated By-Laws dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.3 of our Form 10-Q for the quarter ended March 31, 2008).

3.4	Amendment No. 1 to Second Amended and Restated By-Laws dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.4 of our Form 10-Q for the quarter ended March 31, 2008).

4.1	Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

4.2	Certificate of Adjustment of Atwood Oceanics, Inc. dated March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

4.3	Certificate of Adjustment of Atwood Oceanics, Inc. dated as of June 25, 2008 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed June 25, 2008).

4.4	See Exhibit Nos. 3.1, 3.2, 3.3 and 3.4 hereof for provision of our Amended and Restated Certificate of Formation (as amended) and Second Amended and Restated By-Laws (as amended) defining the rights of our shareholders (Incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 of our Form 10-Q for the quarter ended March 31, 2008).

10.1.1	Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 1997).

10.1.2	Form of Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.1.3	Amendment No. 1 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to our Form 10-K for the year ended September 30, 1999).

10.1.4

Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.3.4 of our Form 10-K for the year ended September 30, 1999).

10.1.5	Amendment No. 2 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Appendix A to our Form DEF 14A filed January 12, 2001).

10.1.6	Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix D to our definitive proxy statement on Form DEF 14A filed January 13, 2006).

10.1.7	Form of Atwood Oceanics, Inc. Stock Option Agreement – 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.7 of our Form 10-K for the year ended September 30, 2005).

10.1.8	Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement – 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.8 of our Form 10-K for the year ended September 30, 2005).

10.1.9	Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed June 1, 2006).

10.1.10	Non-Employee Directors’ Elective Deferred Compensation Plan effective December 1, 2007 (Incorporation herein by reference to Exhibit 10.1 of our Form 8-K filed November 14, 2007.

10.1.11	Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (Incorporated herein by reference to Appendix B to our definitive proxy statement on Form DEF 14A filed January 9, 2007).

10.1.12	Amendment No. 1 to Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference to Appendix B to our revised definited proxy statement on Form DEF14A filed January 15, 2008)

10.1.12	Form of Stock Option Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.1 of our Form 10-Q for the quarter ended March 31, 2007).

10.1.13	Form of Restricted Stock Award Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.2 of our Form 10-Q for the quarter ended March 31, 2007).

10.1.14

Form of Non-Employee Director Restricted Stock Award Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.3 of our Form 10-Q for the quarter ended March 31, 2007).

10.2.1

Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2008. (Incorporated herein by reference to Exhibit 10.2.2 of our Form 10-K for the year ended September 30, 2007).

10.3.1	Executive Agreement dated as of September 18, 2002 between the Company and John R. Irwin (Incorporated herein by reference to Exhibit 10.5.1 of our Form 10-K for the year ended September 30, 2002).

10.3.2	Executive Agreement dated as of September 18, 2002 between the Company and James M. Holland (Incorporated herein by reference to Exhibit 10.5.2 of our Form 10-K for the year ended September 30, 2002).

10.3.3	Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley (Incorporated herein by reference to Exhibit 10.5.3 of our Form 10-K for the year ended September 30, 2002).

10.3.4	Executive Agreement dated as of June 1, 2008 between the Company and Alan Quintero (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed June 9, 2008).

10.4	Credit Agreement for $300 million dated October 26, 2007 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed November 1, 2007).

10.4.1	First Amendment to Credit Agreement dated August 19, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed August 19, 2008).

10.4.2	Amended and Restated First Amendment to Credit Agreement dated November 24, 2080 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed November 26, 2008).

10.5

Credit Agreement for $280 million dated November 25, 2008 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 10.1.1 of our Form 8-K filed November 26, 2008).

10.6

Platform Construction Agreement by and between Atwood Oceanics Pacific Limited and Keppel AmFELS, Inc. dated March 1, 2006 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed March 2, 2006).

10.7

Construction Contract between Atwood Oceanics Pacific Limited and Jurong Shipyard Pte. Ltd. dated January 2, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 3, 2008).

10.8

Construction Contract between Atwood Oceanics Pacific Limited and Jurong Shipyard Pte. Ltd. dated July 4, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2008).

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