Form 10-Q
period 2008-12-31
ATWOOD OCEANICS INC
filed 2009-02-06
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

----------------

Form 10-Q

|X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-13167

ATWOOD OCEANICS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	74-1611874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15835 Park Ten Place Drive	77084
Houston, Texas (Address of principal executive offices)	(Zip Code)

281-749-7800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filings requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act

Large accelerated filer X           Accelerated filer ___
Non-accelerated filer ___           Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2009: 64,187,927 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2008

INDEX

Part I. Financial Information

     Item 1.     Unaudited Condensed Consolidated Financial Statements                                Page

a)	Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2008 and 2007………...….…..3

b)	Condensed Consolidated Balance Sheets

As of December 31, 2008 and September 30, 2008…………………....…..4

c)	Condensed Consolidated Statements of Cash Flows

                       For the Three Months Ended December 31, 2008 and 2007……..….…........5

d)	Condensed Consolidated Statement of Changes in Shareholders’

Equity for the Three Months Ended December 31, 2008………….........…...6

e)	Notes to Condensed Consolidated Financial Statements…...……...…....…......7

     Item 2.     Management’s Discussion and Analysis of Financial

 Part II. Other Information

     Item 6.     Exhibits ………………………….…………………………...………....…....28

Signatures………………………………………………………………...………………...29

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2008	2007
REVENUES:
Contract drilling	$165,504	$111,048

COSTS AND EXPENSES:
Contract drilling	55,397	51,060
Depreciation	7,909	8,457
General and administrative	10,244	8,309
Loss on sale of equipment	48	27
	73,598	67,853
OPERATING INCOME	91,906	43,195

OTHER INCOME (EXPENSE)
Interest expense	(305)	(803)
Interest income	115	719
	(190)	(84)
INCOME BEFORE INCOME TAXES	91,716	43,111
PROVISION FOR INCOME TAXES	13,353	4,562
NET INCOME	$78,363	$38,549

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	$1.22	$0.61
Diluted	$1.22	$0.60

AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	64,081	63,370
Diluted	64,332	64,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	Sepetmber 30,
	2008	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$146,497	$121,092
Accounts receivable, net of an allowance
of $114 at December 31, 2008
and September 30, 2008	168,419	135,728
Insurance receivable	1,308	-
Income tax receivable	3,591	3,292
Inventories of materials and supplies	42,831	37,906
Deferred tax assets	21	21
Prepaid expenses and deferred costs	7,333	10,225
Total Current Assets	370,000	308,264

NET PROPERTY AND EQUIPMENT	949,481	787,838

DEFERRED COSTS AND OTHER ASSETS	6,020	3,856
	$1,325,501	$1,099,958
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,035	$16,987
Accrued liabilities	61,786	42,921
Deferred credits	1,899	304
Total Current Liabilities	79,720	60,212

LONG-TERM DEBT,
net of current maturities:	300,000	170,000
	300,000	170,000
LONG TERM LIABILITIES:
Deferred income taxes	9,947	10,595
Deferred credits	5,496	7,942
Other	6,231	7,519
	21,674	26,056
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 90,000 shares
authorized with 64,179 and 64,031 issued
and outstanding at December 31, 2008
and September 30, 2008, respectively	64,179	64,031
Paid-in capital	116,710	114,804
Retained earnings	743,218	664,855
Total Shareholders' Equity	924,107	843,690
	$1,325,501	$1,099,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$78,363	$38,549
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	7,909	8,457
Amortization of debt issuance costs	114	444
Amortization of deferred items	(3,059)	(2,575)
Provision for inventory obsolesence	-	70
Deferred income tax benefit	(648)	(824)
Stock-based compensation expense	2,046	1,420
Loss on sale of equipment	48	27
Changes in assets and liabilities:
Increase in accounts receivable	(32,687)	(12,431)
Increase in insurance receivable	(355)	-
Increase in income tax receivable	(299)	(271)
Increase in inventory	(5,203)	(1,761)
Decrease in prepaid expenses	2,949	2,527
Increase in deferred costs and other assets	(338)	(3,735)
Increase (decrease) in accounts payable	(952)	802
Increase in accrued liabilities	12,632	7,888
Increase in deferred credits and other liabilities	1,490	306
Net cash provided by operating activities	62,010	38,893

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(164,046)	(25,837)
Proceeds from sale of equipment	-	25
Net cash used by investing activities	(164,046)	(25,812)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(18,000)
Proceeds from debt	130,000	50,000
Proceeds from exercise of stock options	8	541
Debt issuance costs paid	(2,567)	(1,336)
Net cash provided by financing activities	127,441	31,205

NET INCREASE IN CASH AND CASH EQUIVALENTS	$25,405	$44,286
CASH AND CASH EQUIVALENTS, at beginning of period	$121,092	$100,361
CASH AND CASH EQUIVALENTS, at end of period	$146,497	$144,647
Non-cash activities
Increase in insurance receivable related to reduction in value
of spare capital equipment and inventory	$953	$-
Increase in accrued liabilities related to capital expenditures	$6,233	$2,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Stockholders'
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2008	64,031	$64,031	$114,804	$664,855	$843,690
Net income	-	-	-	78,363	78,363
Restricted stock awards	147	147	(147)	-
Exercise of employee stock options	1	1	7	-	8
Stock option and restricted stock
award compensation expense	-	-	2,046	-	2,046
December 31, 2008	64,179	$64,179	$116,710	$743,218	$924,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     UNAUDITED INTERIM INFORMATION

       The unaudited interim condensed consolidated financial statements as of December 31, 2008 and for the three month periods ended December 31, 2008 and 2007, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2008. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2008. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

2.     SHARE-BASED COMPENSATION

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of December 31, 2008, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $5.7 million and $11.0 million, respectively, which we expect to recognize over a weighted average period of approximately 2.6 years. The recognition of share-based compensation expense had the following effect on our consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007

Increase in contract drilling expenses	$564	$356
Increase in general and administrative expenses	1,482	1,064
Decrease in income tax provision	(519)	(372)
Decrease of net income	$1,527	$1,048
Decrease in earnings per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

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

The per share weighted average fair value of stock options granted during the three months ended December 31, 2008 was $5.75. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the three months ended December 31, 2008:

Risk-Free Interest Rate	1.5%
Expected Volatility	42%
Expected Life (Years)	5.2
Dividend Yield	None

The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. We determined expected volatility using a six year historical volatility figure and determined the expected term of the stock options using 10 years of historical data. We have never paid any cash dividends on our common stock.

A summary of stock option activity during the three months ended December 31, 2008 is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options (000s)	Price	Life (Years)	Value (000s)

Outstanding at October 1, 2008	1,253	$18.82	6.5	$22,035
Granted	286	$14.65
Exercised	(1)	$7.68		$11
Forfeited	(7)	$38.08
Outstanding at December 31, 2008	1,531	$17.96	6.9	$(4,101)
Exercisable at December 31, 2008	964	$14.60	5.7	$658

Restricted Stock

We have also awarded restricted stock to certain employees and to our non-employee directors. For our employees, the awards of restricted stock have vesting periods and restrictions on transfer ranging from three to four years from the date of grant.  Awards of restricted stock to our non-employee directors made prior to Amendment No. 1 to the Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) have vesting periods ranging from immediately to three years, with restrictions on transfer for three years from the date of grant. Awards of restricted stock to our non-employee directors made after Amendment No. 1 to the 2007 Plan have a vesting period and restrictions on transfer for 13 months from the date of grant. We value restricted stock awards at fair market value of our common stock on the date of grant.

A summary of restricted stock activity for the three months ended December 31, 2008, is as follows:

	Number of	Wtd. Avg.
	Shares (000s)	Fair Value

Unvested at September 30, 2008	581	$32.50
Granted	173	14.65
Vested	(147)	18.86
Forfeited	(6)	35.94
Unvested at December 31, 2008	601	$30.66

3.     EARNINGS PER COMMON SHARE

       The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	Net		Per Share
	Income	Shares	Amount

December 31, 2008:
Basic earnings per share	$78,363	64,081	$1.22
Effect of dilutive securities -
Stock options	-	251	$-
Diluted earnings per share	$78,363	64,332	$1.22

December 31, 2007:
Basic earnings per share	$38,549	63,370	$0.61
Effect of dilutive securities -
Stock options	-	954	$0.01
Diluted earnings per share	$38,549	64,324	$0.60

The calculation of diluted earnings per share for the three month period ended December 31, 2008 excludes consideration of shares of common stock related to 363,000 outstanding stock options because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

4.     PROPERTY AND EQUIPMENT

       A summary of property and equipment by classification is as follows (in thousands):

	December 31,	September 30,
	2008	2008

Drilling vessels and related equipment
Cost	$1,275,703	$1,106,709
Accumulated depreciation	(331,284)	(324,376)
Net book value	944,419	782,333

Drill Pipe
Cost	16,082	15,568
Accumulated depreciation	(12,615)	(12,139)
Net book value	3,467	3,429

Furniture and other
Cost	9,423	9,423
Accumulated depreciation	(7,828)	(7,347)
Net book value	1,595	2,076

NET PROPERTY AND EQUIPMENT	$949,481	$787,838

As of December 31, 2008, we had approximately $166 million and $207 million of construction in progress related to the construction of the ATWOOD OSPREY, our new conventionally moored semisubmersible, and our new dynamically positioned semisubmersible, respectively. We have also expended approximately $176 million on the ATWOOD AURORA, which was delivered in December 2008.

Warehouse Fire

On October 25, 2008, a fire occurred in a third party warehouse facility in Houston, Texas that we use to store fleetwide spare capital equipment. In addition, this third party provides international freight forwarding services, and thus, the location was also used as a staging area for equipment shipments to our international fleet. Although the fire was contained primarily to one area of the facility, we did incur significant damage to our fleet spares and other equipment in-transit. We have insurance to cover the cost of replacing and repairing damaged equipment in excess of a $2,500 deductible, which has been recorded as an expense during the first quarter of fiscal year 2009.

We are currently in the process of evaluating the fire damage to determine if the equipment can be repaired or if it must be replaced. The process is anticipated to last well in to 2009. Thus, we are currently unable to provide a reasonable estimate as to the total damage caused by the fire. However, we have specifically identified approximately $0.7 million of capital equipment and $0.3 million of inventory that needs to be replaced and therefore has been written off. In addition, $0.3 million of costs have been incurred to assess and repair certain damaged equipment. We have also recorded our estimated insurance recoveries in an amount equal to these losses and costs, less our deductible. Thus, as of December 31, 2008, an insurance receivable has been recorded for our estimated insurance recoveries.

5.      LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	December 31,	September 30,
	2008	2008

2007 credit facility, bearing interest (market adjustable)
at approximately 4.4% and 3.5% per annum at
December 31, 2008 and September 30, 2008, respectively	$200,000	$170,000
2008 credit facility, bearing interest (market adjustable)
at approximately 4.1% per annum at December 31, 2008	100,000	-
Less - current maturities	-	-
	$300,000	$170,000

During November 2008, we entered into a new credit agreement with several banks with Nordea Bank Finland plc, New York Branch acting as Administrative Agent for the lenders, as well as Lead Arranger and Book Runner (“the 2008 Credit Facility”). The 2008 Credit Facility provides for a secured 5-year $280 million reducing revolving loan facility with maturity in November 2013, subject to acceleration upon certain specified events of default (with terms as defined in the credit agreement), including but not limited to: delinquent payments, bankruptcy filings, breaches of representation or covenants, material adverse judgments, guarantees or security documents not in full effect, non-compliance with the Employee Retirement Income Security Act of 1974, defaults under other agreements including existing credit agreements and a change in control. In addition, the 2008 Credit Facility contains a number of limitations on our ability, along with our subsidiaries, to: incur liens; merge, consolidate or sell assets; pay dividends; incur additional indebtedness; make advances, investments or loans; and transact with affiliates.

The 2008 Credit Facility requires a mandatory quarterly commitment reduction of $7 million beginning at the earlier of three months after delivery of either semisubmersible drilling unit currently under construction or December 31, 2011. The commitment under this facility may be increased up to $20 million for a total commitment of $300 million. Loans under the 2008 Credit Facility will bear interest at 1.50% over the Eurodollar Rate. The collateral for the 2008 Credit Facility consists primarily of preferred mortgages on three of our drilling units (the ATWOOD FALCON, the ATWOOD SOUTHERN CROSS, and the ATWOOD AURORA). Under the 2008 Credit Facility, we are required to pay a fee of 0.75% per annum on the unused portion of the credit facility and certain other administrative costs.

The 2008 Credit Facility contains various financial covenants (with terms as defined in the credit agreement) that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment. We were in compliance with all financial covenants under the 2008 Credit Facility and the $300 million Credit Facility established in 2007 ("the 2007 Credit Facility") at December 31, 2008 and at all times during the quarter ended December 31, 2008.

The 2007 Credit Facility and the 2008 Credit Facility will provide funding for the two drilling units currently under construction, for future growth opportunities and for general corporate needs. As of February 5, 2009, no additional funds have been borrowed under either the 2007 Credit Facility or the 2008 Credit Facility subsequent to December 31, 2008.

6.      INCOME TAXES

At December 31, 2008, we had approximately $2.5 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $0.3 million which are included as Other Long Term Liabilities in the Consolidated Balance Sheet. At December 31, 2008, all $2.5 million of the net unrecognized tax benefits would affect our effective tax rate if recognized. A summary of activity related to the net unrecognized tax benefits for the three months ended December 31, 2008 is as follows (in thousands):

Liability for Uncertain Tax Positions

Balance at October 1, 2008	$3,492

Decreases based on tax positions
related to the prior fiscal years	(1,037)

Balance December 31, 2008	$2,455

Our United States tax returns for fiscal year 2006 and subsequent years remain subject to examination by tax authorities. As we conduct business globally, we have various tax years remaining open to examination in our international tax jurisdictions. We do not anticipate that any tax contingencies resolved during the next 12 months will have a material impact on our consolidated financial position, results of operations or cash flows.

Virtually all of our tax provision for each of the three months ended December 31, 2008 and 2007 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three months ended December 31, 2008 and 2007, our effective tax rate for these periods was significantly less than the United States federal statutory rate.

7.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The objective of SFAS No. 159 is to help mitigate this type of volatility in the earnings by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to present assets and liabilities at fair value that were not required to be measured at fair value prior to the adoption of SFAS No. 159.

In September 2005, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS No. 157-3 was effective upon issuance.  We do not anticipate that FSP SFAS No. 157-2 will have a material impact on our consolidated financial position or results of operations.  SFAS No. 157 and FSP No. SFAS 157-3 have not had a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007)”. This statement retains the fundamental requirements for SFAS No. 141, “Business Combinations”, that the acquisition method be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one of more other businesses or assets at the acquisition date and in subsequent periods. SFAS No. 141(R) replaces SFAS No. 141 and requires measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 15, 2008. The impact of SFAS No. 141(R) on us will depend on the nature and extent of any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We do not anticipate that adoption of SFAS No. 160 will have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB, issued SFAS, No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The FASB does not expect SFAS No. 162 to result in a change in current practice, as the intent of SFAS No. 162 is to direct the GAAP hierarchy to the reporting entity (rather than its auditor) and to place the GAAP hierarchy within the accounting literature established by the FASB. This statement is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not anticipate that SFAS No. 162 will have a material impact on our consolidated financial position, results of operations and cash flows.

8.     COMMITMENTS AND CONTINGENCIES

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

Other Matters

In India, where we currently operate and have previously operated in the prior two fiscal years, a new service tax of approximately 12% was enacted in 2004 on revenues derived from seismic and exploration activities. This law was subsequently amended in 2007 and 2008 to state that revenues derived from mining services and drilling services, respectively, were specifically subject to this service tax. Our contract terms provide that any liability related to any taxes pursuant to laws not in effect at the time the contract was executed is the obligation of our customer.  As a result, in our opinion, which is supported by our legal and tax advisors, any such service taxes under either provision of the 2007 or 2008 amendments would be the obligation of our customer.  Our customer is currently disputing this obligation on the basis, in their opinion, that revenues derived from drilling services were taxable under the initial 2004 law, which based on our contract terms, would provide that the service tax is our obligation. In our opinion and the opinion of our legal and tax advisors, drilling services were not covered by the 2004 law; thereby, making any service tax assessments under our current contract terms the obligation of our customer.

As of December 30, 2008, we have accrued for service taxes on drilling services performed from May 16, 2008 to December 31, 2008 as such services were provided subsequent to the effective date of the 2008 amendment. Even though we believe the tax is ultimately the responsibility of our customer, we will remit the service taxes on behalf of our customer and record a receivable from our customer for such taxes. As of December 31, 2008, we have recorded approximately $3.4 million in accounts receivable, with the corresponding liability in accrued liabilities.

PART I. ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q for the quarterly period ended December 31, 2008 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

Important factors that could cause our actual results of operations, financial conditions or cash flows to differ include, but are not necessarily limited to:

-	our dependence on the oil and gas industry;

-	the operational risks involved in drilling for oil and gas;

-	risks associated with the current global economic crisis and its impact on capital markets, liquidity and financing of future drilling activity;

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

-	the extent to which customers and potential customers continue to pursue deepwater drilling;

-	exploration success or lack of exploration success by our customers and potential customers;

-	the highly competitive and cyclical nature of our business, with periods of low demand and excess rig availability;

-	the impact of the war with Iraq or other military operations, terrorist acts or embargoes elsewhere;

-	our ability to enter into and the terms of future drilling contracts;

-	the availability of qualified personnel;

-	our failure to retain the business of one or more significant customers;

-	the termination or renegotiation of contracts by customers;

-	the availability of adequate insurance at a reasonable cost;

-	the occurrence of an uninsured loss;

-	the risks of international operations, including possible economic, political, social or monetary instability and compliance with foreign laws;

-	the effect public health concerns could have on our international operations and financial results;

-	compliance with or breach of environmental laws;

-	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

-	the adequacy of sources of liquidity for our operations and those of our customers;

-	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

-

higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions and other factors that could increase general and administrative expenses;

-	the actions of our competitors in the offshore drilling industry, which could significantly influence rig dayrates and utilization;

-	changes in the geographic areas in which our customers plan to operate or the tax rate in such jurisdiction, which in turn could change our expected effective tax rate;

-	changes in oil and gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

-	rig availability;

-	the effects and uncertainties of legal and administrative proceedings and other contingencies;

-	the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;

-	changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;

-	risks involved in the construction of a dynamically positioned semisubmersible drilling unit without a contract;

-

although our current long-term contract commitments do not provide for early termination due to market deterioration, market declines could result in requests to amend some of these contracts which, if amended, could alter the timing of our current contracted cash flows;

-	the risks involved in the construction, upgrade and repair of our drilling units, including project delays effecting our ability to meet contractual commitments; and

-	such other factors as may be discussed in this report and our other reports filed with the Securities and Exchange Commission, or SEC.

       These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements are found at various places throughout the Management’s Discussion and Analysis in Part I, Item 2 hereof and elsewhere in this report. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our Form 10K for the year ended September 30, 2008. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

MARKET OUTLOOK

      The global financial crisis coupled with reduced prices for oil and natural gas continues to negatively impact the worldwide offshore drilling market. In recent months oil and gas companies have begun to delay certain exploration, development and production activities.  This, along with the continued delivery of newly constructed drilling units, has led to increased rig availability and bidding competition for future contract activity.  We believe the long-term outlook for the worldwide deepwater drilling remains positive; however, the current market deterioration has resulted in declining dayrates and a decrease of new contract activity for jack-ups and semisubmersible drilling unit markets in which the ATWOOD SOUTHERN CROSS competes. This crisis has continued to create significant reductions in available capital and liquidity from banks and other providers of credit, and, while not currently anticipated, this could adversely affect our customers’ and lenders’ ability to fulfill their obligations to us. The ATWOOD SOUTHERN CROSS has been idle since mid-December 2008 and is expected to remain idle at least through the second quarter of fiscal year 2009.

      During the second half of fiscal year 2009, the current contracts for the VICKSBURG, ATWOOD BEACON and RICHMOND terminate by their terms. We are currently pursuing additional commitments for these three rigs along with the ATWOOD SOUTHERN CROSS; however, there is no guarantee that we will not incur idle time on some or all of these units during the second half of fiscal year 2009.

     We are currently building two semisubmersibles for deepwater drilling; the ATWOOD OSPREY, a conventionally moored, 6,000 foot water depth unit, (scheduled for delivery in early 2011, with an estimated total cost of approximately $600 million), and a dynamically positioned, 10,000 foot water depth unit (scheduled for delivery in mid-2012, with an estimated total cost of approximately $750 million). In December 2008, we took delivery of the ATWOOD AURORA, an ultra-premium jack-up unit that is currently being mobilized to Egypt (arrival expected around February 6, 2009) to commence a two-year contract with RWE Dea Nile GmbH (“RWE”). Before the ATWOOD AURORA can commence operations, it will undergo some additional commissioning, training of personnel and be accepted by RWE. It is expected that the ATWOOD AURORA will commence operations in late February or early March.  Although not anticipated, any unexpected delays in acceptance by RWE may have a negative impact on our financial condition.

     Out of our nine existing drilling units and the two drilling units currently under construction, five (5) have current contract commitments that extend into fiscal year 2011 or later; one (1) has options which are expected to be exercised and, if exercised, will extend the contract commitment through fiscal year 2010; three (3), have current contract commitments that expire during fiscal year 2009; one (1) is currently idle and one (1) under construction, scheduled for delivery in mid-2012, is currently without a contract. We currently have an estimated contract revenue backlog of approximately $2.0 billion compared to approximately $1.3 billion of estimated capital commitments relating primarily to the two new semisubmersibles under construction.

      Currently, we have approximately 75% of our available rig days contracted for the remainder of fiscal year 2009. A comparison of the average per day revenues for fiscal year 2007, 2008 and for the first three months of fiscal year 2009 for our active drilling units is as follows:

Average Per Day Revenues
	Fiscal Year 2007	Fiscal Year 2008	First Three Months of Fiscal Year 2009

ATWOOD HUNTER	$234,000	$246,000	$463,000
ATWOOD EAGLE	160,000	241,000	396,000
ATWOOD FALCON	138,000	216,000	226,000
ATWOOD SOUTHERN CROSS	171,000	321,000	278,000
VICKSBURG	110,000	155,000	146,000
ATWOOD BEACON	109,000	128,000	129,000
SEAHAWK	84,000	88,000	84,000
RICHMOND	81,000	44,000	78,000

     The ATWOOD HUNTER is currently working under contract commitments that extend to September 2012 at operating dayrates that range from $511,000 to $545,000, subject to adjustment for cost escalations. The ATWOOD EAGLE is currently working under a contract commitment offshore Australia at a dayrate of $405,000, subject to adjustment for cost escalations, which extends to June 2010. Following completion of this commitment, the rig will commence a drilling program that could extend for six months or longer at a dayrate of at least $430,000. The ATWOOD FALCON is currently in a shipyard in Singapore undergoing approximately $5 million of capital equipment upgrades in addition to certain required inspections and maintenance, all of which could take approximately 45 days to complete. For the first 37 days of this shipyard period, Sarawak Shell Berhad (“Shell”) will pay a dayrate of approximately $155,000. Any shipyard days exceeding 37 will be at zero rate. We currently estimate that the rig could incur seven (7) to ten (10) zero rate days during this shipyard period. Shell will also pay for approximately $3.3 million of the capital equipment upgrades in addition to the 37 days of dayrate. Following the completion of this shipyard work (estimated February 10, 2009), the rig will return to work under its current contract which extends to August 2009 at a dayrate of $160,000 or $200,000 depending upon water depth of each well drilled. Following completion of this contract commitment, the rig will then commence a two-year contract commitment at a dayrate of $425,000, subject to adjustment for cost escalations.

     The ATWOOD SOUTHERN CROSS has been idle since mid-December 2008. During this idle period, the rig has been undergoing certain equipment repairs and maintenance which will keep operating costs relatively high during the second quarter of fiscal year 2009. We are currently pursuing additional work for this unit; however, the rig is expected to be idle the entire second quarter with no guarantee that the rig will not incur additional idle days. The VICKSBURG has a current contract commitment offshore Thailand at a dayrate of $154,000 that extends into June 2009. The ATWOOD BEACON is drilling its final well at a dayrate of $133,500 under its current contract offshore India that could also extend into May or June 2009. We are currently pursuing additional work for both the VICKSBURG and the ATWOOD BEACON; however, there is no guarantee that we will secure work for either unit following completion of their current contract commitments, and we expect that the dayrate for any new work will be lower than their current dayrates. Even if we secure additional work for the VICKSBURG, we anticipate that the unit will be off dayrate for approximately 4 weeks to undergo an estimated $30 million equipment upgrade during June/July 2009.

     The SEAHAWK is working offshore West Africa under a drilling contract that currently extends into March 2010; however, this contract provides for one additional six-month option which we expect to be exercised. For the last two fiscal years, the SEAHAWK’s operating costs exceeded or were relatively consistent with revenues; however, for fiscal year 2009, we expect that its revenue will exceed operating costs. Our only rig in the U.S. Gulf of Mexico, the RICHMOND, is currently drilling the first of two wells remaining under a contract commitment that should extend through most of the second quarter of fiscal year 2009. The rig’s dayrates for the current well and the last well to be drilled under this commitment are $78,000 and $85,000, respectively. The RICHMOND has been 100% utilized in the Gulf of Mexico for many years. We are pursuing additional work for the RICHMOND beyond the current contract; however, we expect a decline in its dayrate. The ATWOOD AURORA’s contract in Egypt is for two years, with an option to extend the commitment to three years. This contract provides for a dayrate of $165,000, subject to adjustment for cost escalation, for the two-year commitment. Upon delivery, the ATWOOD OSPREY has a three-year contract with Chevron Australia Pty. Ltd. that provides for a dayrate of $470,000, with an option to extend this commitment to six years at a dayrate of $450,000. Both dayrates are subject to adjustments for cost escalations. We expect this drilling unit will commence working offshore Australia in early 2011.

     Total drilling costs for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 increased approximately 8%. We expect that our operating costs for the quarter ending March 31, 2009 will be approximately $61 million (a 18% increase compared to operating costs incurred during the quarter ended March 31, 2008; however, approximately $5 million of this amount relates to the expected commencement of the ATWOOD AURORA operations and to some additional maintenance and other costs. With the current worldwide economic environment, we currently expect a 13% to 15% increase in total drilling costs for fiscal year 2009 when compared to fiscal year 2008; however, approximately 6% to 7% of estimated fiscal year 2009 drilling costs will be due to the addition of the ATWOOD AURORA to our fleet.

     Even with an expected increase in our outstanding debt to around $450 million by the end of fiscal year 2009, we expect that our debt to total capitalization ratio is unlikely to exceed 30%. If our current contract backlog remains intact, as currently expected since our current long-term contract commitments do not provide for early termination or modification due to market deterioration, we anticipate maintaining a strong balance sheet and will remain focused on executing on our current newbuild program. We anticipate pursuing no further growth during fiscal year 2009.

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 2008 increased 49% compared to the three months ended December 31, 2007. A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended December 31,
	2008	2007	Varia	nce

ATWOOD EAGLE	$36.4	$12.3	$24.1
ATWOOD HUNTER	42.6	28.7	13.9
RICHMOND	7.1	0.8	6.3
ATWOOD SOUTHERN CROSS	25.6	20.3	5.3
ATWOOD FALCON	20.7	17.2	3.5
ATWOOD BEACON	11.9	10.5	1.4
SEAHAWK	7.8	7.2	0.6
VICKSBURG	13.4	14.0	(0.6)
	$165.5	$111.0	$54.5

Increases in revenues for the ATWOOD EAGLE, ATWOOD HUNTER, ATWOOD SOUTHERN CROSS and ATWOOD FALCON were related to each of these drilling units working under higher dayrate contracts during the current quarter compared to the prior fiscal year quarter. The increase in revenues for the RICHMOND is due to the rig being in a shipyard undergoing a life-enhancing upgrade for most of the first quarter of fiscal year 2008 and thus, earned no revenue during that time. Revenues for the ATWOOD BEACON, SEAHAWK and VICKSBURG during the first quarter of fiscal year 2009 were relatively consistent with the first quarter of fiscal year 2008.

Contract drilling costs for the three months ended December 31, 2008 increased 8% compared to the three months ended December 31, 2007. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended December 31,
	2008	2007	Variance

RICHMOND	$3.8	$1.7	$2.1
ATWOOD HUNTER	8.9	7.6	1.3
ATWOOD FALCON	6.6	5.5	1.1
ATWOOD SOUTHERN CROSS	8.1	7.6	0.5
ATWOOD BEACON	4.4	4.4	--
ATWOOD EAGLE	9.9	9.9	--
VICKSBURG	4.1	4.4	(0.3)
SEAHAWK	6.0	8.7	(2.7)
OTHER	3.6	1.3	2.3
	$55.4	$51.1	$4.3

The increase in contract drilling costs for the RICHMOND is due to the fact that the rig incurred significantly less operating costs during the first quarter of fiscal year 2008 as the rig was in a shipyard undergoing a life enhancing upgrade. The increase in contract drilling costs for the ATWOOD HUNTER and ATWOOD FALCON is primarily due to an increase in the amount of maintenance projects and higher agent fees during the current quarter when compared to the prior fiscal year quarter. Contract drilling costs for the ATWOOD SOUTHERN CROSS, ATWOOD BEACON, ATWOOD EAGLE and VICKSBURG for the quarter ended December 31, 2008 were relatively consistent with costs for the quarter ended December 31, 2007. The decrease in drilling costs for the SEAHAWK is due to a decrease in the amount of maintenance projects. In addition, costs during the first quarter of fiscal year 2008 include the amortization of deferred expenses which ended during the fourth quarter of fiscal year 2008. Other drilling costs increased when compared to the prior fiscal year quarter primarily due to exchange rate losses resulting from the weakening United States dollar during the current quarter.

Depreciation expense for the three months ended December 31, 2008 decreased 7% compared to the three months ended December 31, 2007. An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended December 31,
	2008	2007	Variance

RICHMOND	$0.4	$-	$0.4
ATWOOD HUNTER	1.5	1.5	--
ATWOOD FALCON	1.3	1.3	--
ATWOOD BEACON	1.3	1.3	--
ATWOOD EAGLE	1.1	1.1	--
ATWOOD SOUTHERN CROSS	0.9	0.9	--
VICKSBURG	0.7	0.7	--
SEAHAWK	0.6	1.6	(1.0)
OTHER	0.1	0.1	--
	$7.9	$8.5	$(0.6)

     In accordance with our company policy, no depreciation expense was recorded during the first quarter of fiscal year 2008 for the RICHMOND, as the rig was undergoing a life enhancing upgrade to extend its remaining depreciable life from one to ten years. Effective October 1, 2008, we extended the remaining depreciable life of the SEAHAWK from one year to five years based upon the length of its current contract commitment coupled with our intent to continue marketing and operating the rig beyond one year. Depreciation expense for all other rigs has remained relatively consistent with the prior fiscal year period.

General and administrative expenses for the three months ended December 31, 2008 increased compared to the prior fiscal year period primarily due to rising personnel costs, which include headcount and wages increases and increased annual bonus compensation costs. Interest expense has decreased as interest expense for the first quarter of fiscal year 2008 included the write off of the remaining unamortized loan costs related to a prior credit facility which was terminated during the quarter ended December 31, 2007. Interest income has decreased as interest rates have decreased significantly when compared to the prior fiscal year quarter.

Virtually all of our tax provision for each of the three months ended December 31, 2008 and 2007 relates to taxes in foreign jurisdictions. Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three months ended December 31, 2008 and 2007, our effective tax rate for these periods was significantly less than the United States federal statutory rate. Our effective rate for the current fiscal year quarter of 15% is higher due to a lower level of operating income earned in certain nontaxable and deemed profit tax jurisdictions when compared to the prior fiscal year quarter effective rate of 11%. Excluding any discrete items that may be incurred, we expect our effective tax rate to be between 15% and 16% for fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008 and February 5, 2009 we have $200 million borrowed under our 5-year $300 million credit facility executed in October 2007 and $100 million borrowed under our 5-year $280 million credit facility executed in November 2008. Both credit facilities contain various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios. The collateral for these two credit facilities, collectively, consist primarily of preferred mortgages on six of our drilling units (ATWOOD EAGLE, ATWOOD HUNTER, ATWOOD FALCON, ATWOOD SOUTHERN CROSS, ATWOOD AURORA and ATWOOD BEACON). These credit facilities will provide funding to complete the construction of our two deepwater semisubmersibles being constructed in Singapore, for future growth opportunities and for general corporate needs. We were in compliance with all financial covenants under both credit facilities at December 31, 2008 and at all times during the first quarter of fiscal year 2009. As of December 31, 2008, we had expended approximately $176 million on the construction of the ATWOOD AURORA. There could be up to an additional $14 million left to expend on the ATWOOD AURORA (including transportation costs to relocate the rig to its first area of operations offshore Egypt, final commissioning and capitalized interest) which would result in a final cost of approximately $190 million. The total constructions costs of the two deepwater semisubmersibles are expected to be approximately $600 million and $750 million, respectively. In addition to these construction projects, we also anticipate that the VICKSBURG will undergo an estimated $30 million equipment upgrade during June/July 2009.

Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations. For fiscal years 2002 through 2008, net cash provided by operating activities ranged from a low of approximately $14 million in fiscal year 2003 to a high of approximately $192 million in fiscal year 2008. For the three months ended December 31, 2008, net cash provided by operating activities totaled approximately $62 million. Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization. During the first three months of fiscal year 2009, we used internally generated cash and funds borrowed under our credit facilities to expend approximately $24 million toward the construction of the ATWOOD AURORA, approximately $134 million towards the construction of the two deepwater semisubmersibles and approximately $6 million in other capital expenditures.

We estimate that our total capital expenditures for the last three quarters of fiscal year 2009 will be approximately $430 million, with approximately $365 million relating to the construction of the two deepwater semisubmersibles. Based upon the current expected capital commitments for the remainder of fiscal year 2009, we expect to end fiscal year 2009 with outstanding long-term debt around $450 million. We will utilize internally generated cash flows, as well as cash available under our combined $580 million credit facilities to fund our capital commitments for the remainder of fiscal year 2009.

Our portfolio of accounts receivable is primarily comprised of large independent or multinational corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. The increase in accounts receivable of approximately $32.7 million from September 30, 2008 to December 31, 2008 is primarily attributed to balance due from two customers greater than 60 days outstanding as of December 31, 2008 that have since been collected during January 2009.

Prepaid expenses and deferred costs have decreased by approximately $2.9 million at December 31, 2008 compared to September 30, 2008 due to the amortization of annual rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

Deferred costs and other assets have increased by approximately $2.2 million at December 31, 2008 compared to September 30, 2008 due to the payment of fees related to the execution the 2008 Credit Facility completed during the first quarter of fiscal year 2009. These fees will be amortized on a straight-line basis over the term of the credit facility.

Accrued liabilities have increased by approximately $18.9 million at December 31, 2008 compared to September 30, 2008 primarily due to a higher amount of accrued but unpaid purchases of capital equipment related to our current construction projects and a higher amount of accrued but unpaid taxes.

Long-term deferred credits have decreased by approximately $2.4 million at December 31, 2008 compared to September 30, 2008 due to the amortization deferred fees associated with the prior upgrade of the ATWOOD FALCON. Lump sum fees received for upgrade costs reimbursed by our customers are reported as deferred credits in the accompanying Consolidated Balance Sheets and are recognized as earned on a straight-line method over the term of the related drilling contracts.

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

     All of our $300 million of long-term debt outstanding at December 31, 2008, was floating rate debt. As a result, our annual interest costs in fiscal year 2009 will fluctuate based on interest rate changes. The impact on annual cash flow of a 10% change in the floating rate (approximately 45 basis points) would be approximately $1.4 million, which we believe to be immaterial. We did not have any open derivative contracts relating to our floating rate debt at December 31, 2008.

FOREIGN CURRENCY RISK

     Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on December 31, 2008 amounts, a decrease in the value of 10% in the foreign currencies relative to the United States Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $2.3 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 2008.

PART I. ITEM 4

CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms and have been accumulated and communicated to our management, including executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

10.1   Credit Agreement for $280 million dated November 25, 2008 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to

           Exhibit 10.2 of our Form 8-K filed November 26, 2008).

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

                                                 ATWOOD OCEANICS, INC.

                                                                                              (Registrant)

              Date: February 6, 2009                                             /s/JAMES M. HOLLAND_

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

10.1   Credit Agreement for $280 million dated November 25, 2008 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to

          Exhibit 10.2 of our Form 8-K filed November 26, 2008).

*31.1    Certification of Chief Executive Officer.

*31.2    Certification of Chief Financial Officer.

*32.1    Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2   Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*Filed herewith