Form 10-Q
period 2009-03-31
ATWOOD OCEANICS INC
filed 2009-05-08
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
----------------
Form 10-Q

       ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X   No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes___ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act

Large accelerated filer   X                                                                 Accelerated filer ___
Non-accelerated filer ___                                                                Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2009: 64,186,527 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

REVENUES:
Contract drilling	$140,652	$113,530	$306,156	$224,578

COSTS AND EXPENSES:
Contract drilling	53,008	51,845	108,405	102,905
Depreciation	8,143	8,586	16,052	17,043
General and administrative	7,645	7,173	17,889	15,482
Gains on sale of equipment, net	(229)	(112)	(181)	(85)
	68,567	67,492	142,165	135,345
OPERATING INCOME	72,085	46,038	163,991	89,233

OTHER INCOME (EXPENSE)
Interest expense, net of capitalized interest	(604)	(139)	(909)	(942)
Interest income	52	455	167	1,174
	(552)	316	(742)	232
INCOME BEFORE INCOME TAXES	71,533	46,354	163,249	89,465
PROVISION FOR INCOME TAXES	15,106	4,599	28,459	9,161
NET INCOME	$56,427	$41,755	$134,790	$80,304

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	$0.88	$0.66	$2.10	$1.26
Diluted	0.88	0.65	2.10	1.25
AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	64,186	63,602	64,134	63,486
Diluted	64,235	64,428	64,284	64,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	September 30,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$213,881	$121,092
Accounts receivable, net of an allowance
of $1,079 and $114 at March 31, 2009
and September 30, 2008, respectively	113,134	132,367
Insurance receivable	3,068	-
Income tax receivable	4,315	3,292
Inventories of materials and supplies	50,686	37,906
Deferred tax assets	21	21
Prepaid expenses and deferred costs	4,389	10,225
Total Current Assets	389,494	304,903

NET PROPERTY AND EQUIPMENT	983,860	787,838

DEFERRED COSTS AND OTHER ASSETS	5,697	3,856
	$1,379,051	$1,096,597

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,216	$16,987
Accrued liabilities	57,982	39,560
Deferred credits	367	304
Total Current Liabilities	75,565	56,851

LONG-TERM DEBT	300,000	170,000
	300,000	170,000
LONG TERM LIABILITIES:
Deferred income taxes	9,709	10,595
Deferred credits	4,937	7,942
Other	6,387	7,519
	21,033	26,056

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 90,000 shares
authorized with 64,186 and 64,031 issued
and outstanding at March 31, 2009
and September 30, 2008, respectively	64,186	64,031
Paid-in capital	118,622	114,804
Retained earnings	799,645	664,855
Total Shareholders' Equity	982,453	843,690
	$1,379,051	$1,096,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$134,790	$80,304
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	16,052	17,043
Amortization of debt issuance costs	314	515
Amortization of deferred items	(6,849)	(5,168)
Provision for doubtful accounts	965	650
Provision for inventory obsolesence	470	130
Deferred income tax benefit	(886)	(1,526)
Stock-based compensation expense	3,965	3,489
Gains on sale of equipment	(181)	(85)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	18,268	(8,079)
Increase in insurance receivable	(1,812)	-
(Increase) decrease in income tax receivable	(1,023)	670
Increase in inventory	(13,529)	(5,211)
Decrease in prepaid expenses	6,002	3,898
Increase in deferred costs and other assets	(764)	(1,288)
Increase in accounts payable	229	1,140
Increase in accrued liabilities	18,697	5,681
Increase in deferred credits and other liabilities	3,829	842
Net cash provided by operating activities	178,537	93,005

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(213,433)	(128,138)
Proceeds from sale of equipment	288	138
Net cash used by investing activities	(213,145)	(128,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(18,000)
Proceeds from debt	130,000	50,000
Proceeds from exercise of stock options	8	3,176
Debt issuance costs paid	(2,611)	(1,336)
Net cash provided by financing activities	127,397	33,840

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$92,789	$(1,155)
CASH AND CASH EQUIVALENTS, at beginning of period	$121,092	$100,361
CASH AND CASH EQUIVALENTS, at end of period	$213,881	$99,206

Non-cash activities
Increase in insurance receivable related to reduction in value of spare capital equipment and inventory
of spare capital equipment and inventory	$1,256	$-
Increase (decrease) in accrued liabilities related to capital
expenditures	$(275)	$2,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2008	64,031	$64,031	$114,804	$664,855	$843,690
Net income	-	-	-	134,790	134,790
Restricted stock awards	154	154	(154)		-
Exercise of employee stock options	1	1	7	-	8
Stock option and restricted stock
award compensation expense	-	-	3,965	-	3,965
March 31, 2009	64,186	$64,186	$118,622	$799,645	$982,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           UNAUDITED INTERIM INFORMATION

 The unaudited interim condensed consolidated financial statements as of March 31, 2009 and for the three and six month periods ended March 31, 2009 and 2008, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2008.  Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading.  The interim financial results may not be indicative of results that could be expected for a full fiscal year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2008.   In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

2.           SHARE-BASED COMPENSATION

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of March 31, 2009, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $5.1 million and $9.6 million, respectively, which we expect to recognize over a weighted average period of approximately 2.4 years.  The recognition of share-based compensation expense had the following effect on our consolidated statements of operations (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
March 31, 2009:
Increase in contract drilling expenses	$574	$1,138
Increase in general and administrative expenses	1,344	2,827
Decrease in income tax provision	(470)	(989)
Decrease of net income	$1,448	$2,976

Decrease in earnings per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

March 31, 2008:
Increase in contract drilling expenses	$541	$897
Increase in general and administrative expenses	1,528	2,592
Decrease in income tax provision	(535)	(907)
Decrease of net income	$1,534	$2,582

Decrease in earnings per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

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

The per share weighted average fair value of stock options granted during the six months ended March 31, 2009 was $5.75. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the six months ended March 31, 2009:

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

A summary of stock option activity during the six months ended March 31, 2009 is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options (000s)	Price	Life (Years)	Value (000s)
Outstanding at October 1, 2008	1,253	$18.82	6.5	$22,035
Granted	286	$14.65
Exercised	(1)	$7.68		$11
Forfeited	(14)	$25.63
Outstanding at March 31, 2009	1,524	$17.98	6.7	$(2,118)
Exercisable at March 31, 2009	968	$14.64	5.5	$1,883

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

A summary of restricted stock activity for the six months ended March 31, 2009, is as follows:

	Number of	Wtd. Avg.
	Shares (000s)	Fair Value
Unvested at September 30, 2008	581	$32.50
Granted	173	$14.65
Vested	(154)	$19.47
Forfeited	(9)	$33.47
Unvested at March 31, 2009	591	$30.64

3.           EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
March 31, 2009:
Basic earnings per share	$56,427	64,186	$0.88	$134,790	64,134	$2.10
Effect of dilutive securities:
Stock options	---	49	$-	---	150	$-

Diluted earnings per share	$56,427	64,235	$0.88	$134,790	64,284	$2.10

March 31, 2008:
Basic earnings per share	$41,755	63,602	$0.66	$80,304	63,486	$1.26
Effect of dilutive securities:
Stock options	---	826	$(0.01)	---	890	$(0.01)

Diluted earnings per share	$41,755	64,428	$0.65	$80,304	64,376	$1.25

The calculation of diluted earnings per share for the three and six month periods ended March 31, 2009 excludes consideration of shares of common stock related to 543,000 outstanding stock options because such options were anti-dilutive.  These options could potentially dilute basic earnings per share in the future.

4.           PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

		March 31,	September 30,
		2009	2008

Drilling vessels and related equipment
Cost		$1,317,449	$1,106,709
Accumulated depreciation		(338,512)	(324,376)
	Net book value	978,937	782,333

Drill Pipe
Cost		15,671	15,568
Accumulated depreciation		(12,754)	(12,139)
	Net book value	2,917	3,429

Furniture and other
Cost		9,615	9,423
Accumulated depreciation		(7,609)	(7,347)
	Net book value	2,006	2,076

NET PROPERTY AND EQUIPMENT		$983,860	$787,838

As of March 31, 2009, we had approximately $187 million and $208 million of construction in progress related to the construction of the ATWOOD OSPREY, our new conventionally moored semisubmersible, and our new to-be-named dynamically positioned semisubmersible, respectively.  We have also expended approximately $195 million on the ATWOOD AURORA, which was delivered in December 2008 and commenced operations in April 2009.

Warehouse Fire

On October 25, 2008, a fire occurred in a third party warehouse facility in Houston, Texas that we use to store fleetwide spare capital equipment.  In addition, this third party provides international freight forwarding services, and thus, the location was also used as a staging area for equipment shipments to our international fleet.  Although the fire was contained primarily to one area of the facility, we did incur significant damage to our fleet spares and other equipment in-transit.  We have insurance to cover the cost of replacing and repairing damaged equipment in excess of a $2,500 deductible.  The amount of the deductible was recorded as an expense during the first quarter of fiscal year 2009.

We are continuing the process of evaluating the fire damage to determine if the equipment can be repaired or if it must be replaced.  The process is anticipated to last well in to the second half of calendar year 2009.  Thus, we are currently unable to provide a reasonable estimate as to the total damage caused by the fire.  However, we have specifically identified approximately $1.0 million of capital equipment and $0.3 million of inventory that needs to be replaced which has therefore been written off.  In addition, $1.8 million of costs have been incurred to assess and repair certain damaged equipment.  We have also recorded our estimated insurance recoveries in an amount equal to these losses and costs, less our deductible.  Thus, as of March 31, 2009, an insurance receivable has been recorded for our estimated insurance recoveries.

5.	LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 31,	September 30,
	2009	2008
2007 credit facility, bearing interest (market adjustable)
at approximately 4.4% and 3.5% per annum at
March 31, 2009 and September 30, 2008, respectively	$200,000	$170,000
2008 credit facility, bearing interest (market adjustable)
at approximately 4.1% per annum at March 31, 2009	100,000	-
	$300,000	$170,000

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

The 2008 Credit Facility and the $300 million Credit Facility established in 2007 (“the 2007 Credit Facility”) contain various financial covenants (with terms as defined in the credit agreement) that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment.  As of March 31, 2009, our leverage ratio was 0.26, our interest expense coverage ratio was 22.1 and our collateral maintenance % was in excess of 300%.  We were in compliance with all financial covenants under the 2008 Credit Facility and the 2007 Credit Facility at March 31, 2009 and at all times during the six months ended March 31, 2009. As of May 7, 2009, no additional funds have been borrowed under either the 2007 Credit Facility or the 2008 Credit Facility subsequent to March 31, 2009.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 2008, we adopted, without any impact to our financial position, operating results or cash flows, the provisions of SFAS No. 157,  “Fair Value Measurement”, for our financial assets and liabilities with respect to which we have recognized or disclosed at fair value on a recurring basis.  At March 31, 2009, the carrying amounts of our cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of our floating-rate debt approximated its fair value at March 31, 2009 as such instruments bear short-term, market-based interest rates.

7.	INCOME TAXES

At March 31, 2009, we had approximately $2.4 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $0.3 million which are included as Other Long Term Liabilities in the Consolidated Balance Sheet.  At March 31, 2009, all $2.4 million of the net unrecognized tax benefits would affect our effective tax rate if recognized.  A summary of activity related to the net unrecognized tax benefits for the six months ended March 31, 2009 is as follows (in thousands):

Liability for Uncertain Tax Positions

Balance at October 1, 2008	$3,492

Decreases based on tax positions
related to prior fiscal years	(1,080)

Balance December 31, 2008	$2,412

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

Virtually all of our tax provision for each of the three and six months ended March 31, 2009 and 2008 relates to taxes in foreign jurisdictions.  Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and six months ended March 31, 2009 and 2008, our effective tax rate for these periods was significantly less than the United States federal statutory rate.

8.                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. The staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We do not anticipate that the adoption of FSP FAS 157-4 will have a material impact on our financial position, operating results or cash flows.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements. The staff position also amends APB Opinion No. 28, "Interim Financial Reporting", to require fair value disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. We are in the process of reviewing the additional disclosure requirements of FSP FAS 107-1 and APB 28-1.

9.           COMMITMENTS AND CONTINGENCIES

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

Other Matters

In India, where we currently operate and have previously operated in the prior two fiscal years, a new service tax of approximately 12% was enacted in 2004 on revenues derived from seismic and exploration activities. This law was subsequently amended in 2007 and 2008 to state that revenues derived from mining services and drilling services, respectively, were specifically subject to this service tax.  The contract terms with our customer in India provide that any liability related to any taxes pursuant to laws not in effect at the time the contract was executed is the obligation of our customer.  As a result, in our opinion, which is supported by our legal and tax advisors, any such service taxes under either provision of the 2007 or 2008 amendments would be the obligation of our customer.  Our customer is currently disputing this obligation on the basis, in their opinion, that revenues derived from drilling services were taxable under the initial 2004 law, which based on our contract terms, would provide that the service tax is our obligation. In our opinion and the opinion of our legal and tax advisors, drilling services were not covered by the 2004 law; thereby, making any service tax assessments under our current contract terms the obligation of our customer.

As of March 31, 2009, we have accrued for service taxes on drilling services performed from June 1, 2007 to March 31, 2009 as such services were provided subsequent to the effective date of the 2007 amendment of the law establishing the service tax.  Even though we believe the tax is ultimately the responsibility of our customer, we have registered with the Indian tax authorities and have remitted service taxes on behalf of our customer and recorded a receivable from our customer for such taxes.  As of March 31, 2009, we have paid to the Indian government $6.8 million in service tax on behalf of our customer and have accrued $3.4 million of additional obligations in accrued liabilities and recorded a corresponding $10.2 million account receivable from our customer for such service taxes.

10.    RECLASSIFICATIONS

Certain reclassifications have been made to the prior year end financial statements to conform to the current interim period presentation.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q for the quarterly period ended March 31, 2009 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

-	the extent to which customers and potential customers continue to pursue deepwater drilling;

-	exploration success or lack of exploration success by our customers and potential customers;

-	the highly competitive and cyclical nature of our business, with periods of low demand and excess rig availability;

-	the impact of possible disruption in operations due to terrorism, acts of piracy, embargoes, war or other military operations;

-	our ability to enter into and the terms of future drilling contracts;

-	the availability of qualified personnel;

-	our failure to retain the business of one or more significant customers;

-	the termination or renegotiation of contracts by customers;

-	the availability of adequate insurance at a reasonable cost;

-	the occurrence of an uninsured loss;

-	the risks of international operations, including possible economic, political, social or monetary instability and compliance with foreign laws;

-	the effect public health concerns could have on our international operations and financial results;

-	compliance with or breach of environmental laws;

-	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

-	the adequacy of sources of liquidity for our operations and those of our customers;

-	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

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

-
the risks involved in the construction, upgrade and repair of our drilling units, including project delays effecting our ability to meet contractual commitments, as well as commencement of operations of our drilling units following delivery; and

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

MARKET OUTLOOK

The current global financial crisis coupled with reduced prices for oil and natural gas continues to negatively impact the worldwide offshore drilling market.  Due to the ongoing negative market environment, oil and gas companies continue to delay certain exploration, development and production activities.  These delays have led to significantly reduced contract bid requests which have resulted in declining dayrates, increasing worldwide rig fleet availability for jack-up rigs and semisubmersible drilling units technically similar to the ATWOOD SOUTHERN CROSS and increasing bidding competition for future contract opportunities.  The continuing delivery of newly constructed jack-up rigs is also negatively impacting the worldwide supply relative to current market demand. Despite the declining trends for jack-up drilling and semisubmersible drilling for rigs like the ATWOOD SOUTHERN CROSS, we believe that the long-term outlook for the worldwide deepwater drilling remains positive.  The current global financial crisis has also created significant reductions in available capital and liquidity from banks and other providers of credit, and, while not currently impacting us, this could adversely affect our customers’ and lenders’ ability to fulfill their obligations to us in the future.

Besides the ATWOOD SOUTHERN CROSS, which is currently idle, we could also incur idle time on the RICHMOND commencing in June 2009 and on the ATWOOD BEACON and VICKSBURG commencing in July 2009 based upon current expected timing of contract terminations for each drilling unit.  We will continue to pursue additional contract commitments for these four rigs; however, there is no guarantee that we will not incur idle time on some or all of these units.  We expect that any additional contract commitments we are able to secure for the VICKSBURG and ATWOOD BEACON will be at dayrate levels below their current dayrates of $154,000 and $133,500, respectively.   The current dayrate on the RICHMOND is $52,500 compared to $85,000 on its previous well.

On April 21, 2009, the ATWOOD AURORA, our newly constructed ultra-premium jack-up unit, commenced working offshore Egypt under its two-year contract with RWE Dea Nile GmbH (“RWE Dea”).  Delays in RWE Dea accepting the rig due to a longer than expected period for completing final rig commissioning of certain equipment in order to commence operations resulted in an adjustment in the dayrate to $133,000.  This contract includes a cost escalation clause and provides an option for one additional year at a dayrate of $178,000.

We are currently building two semisubmersibles for deepwater drilling: (1) the ATWOOD OSPREY, a conventionally moored, 6,000 foot water depth unit, (scheduled for delivery in early 2011, with an estimated total cost of approximately $600 million), and (2) a to-be-named dynamically positioned, 10,000 foot water depth unit (scheduled for delivery in mid-2012, with an estimated total cost of approximately $750 million).  Through March 31, 2009, we have invested approximately $400 million toward the construction of these two drilling units.  Funding of the approximate $950 million remaining on the construction of these two units will come from internally generated funds and borrowings under our two credit facilities, which have a combined borrowing capacity of $580 million.  We currently have $300 million borrowed under our credit facilities and will endeavor to keep our maximum borrowing below $500 million during the construction of these two units.

With the recent commencement of drilling operations of the ATWOOD AURORA, we now have nine (9) owned operational drilling units and two drilling units currently under construction, of which five (5) have current contract commitments that extend into fiscal year 2011 or later; one (1) has an option which is expected to be exercised and, if exercised, will extend the contract commitment through fiscal year 2010; three (3) have current contract commitments that expire during fiscal year 2009; one (1) is currently idle; and one (1) under construction, scheduled for delivery in mid-2012, is currently without a contract. We currently have an estimated contract revenue backlog of approximately $2.0 billion compared to approximately $1.0 billion of estimated capital commitments relating primarily to the two new semisubmersibles under construction.

Currently, we have approximately 70% of our available rig days contracted for the second half of fiscal year 2009.  A comparison of the average per day revenues for fiscal years 2007 and 2008 and for the first six months of fiscal year 2009 for our active drilling units is as follows:

Average Per Day Revenues
	Fiscal Year 2007	Fiscal Year 2008		First Six Months of Fiscal Year 2009

ATWOOD HUNTER	$234,000	$246,000		$505,000
ATWOOD EAGLE	160,000	241,000		392,000
ATWOOD FALCON	138,000	216,000		202,000
ATWOOD SOUTHERN CROSS	171,000	321,000		141,000	(1)
VICKSBURG	110,000	155,000		148,000
ATWOOD BEACON	109,000	128,000		131,000
SEAHAWK	84,000	88,000		85,000
RICHMOND	81,000	44,000	(2)	79,000

1) Rig has been idle since mid-December 2008.
2) Rig incurred life-enhancing upgrade during fiscal year 2008.

The ATWOOD HUNTER is currently working under contract commitments that extend to September 2012 at operating dayrates that range from $511,000 to $545,000, subject to adjustment for cost escalations.  The ATWOOD EAGLE is currently working under a contract commitment offshore Australia at a dayrate of $405,000, which extends to June 2010.  Following completion of this commitment, the rig will commence a drilling program that could extend for six months or longer at a dayrate of approximately $430,000 to approximately $450,000, subject to adjustment of cost escalations.  The ATWOOD FALCON is currently working under its contract which extends to August 2009 at a dayrate of $160,000 or $200,000, depending upon water depth of each well drilled.  Following completion of this contract commitment, the rig will then commence a two-year contract commitment at a dayrate of $425,000, subject to adjustment for cost escalations.

The ATWOOD SOUTHERN CROSS has been idle since mid-December 2008.  Before that, the rig was working at a dayrate of $352,000. During this idle period, the rig has been undergoing certain equipment repairs and maintenance which has kept its operating costs relatively high at approximately $70,000 per day during the second quarter of fiscal year 2009.  This planned level of maintenance is not expected to be completed until the end of the third quarter of fiscal year 2009, which will continue to keep its operating costs around $70,000 per day.  However, if the rig remains idle, per day operating

costs are expected to decline below $50,000 during the fourth quarter of fiscal year 2009.   The VICKSBURG has a current contract commitment offshore Thailand at a dayrate of $154,000 which is currently expected to extend into July 2009.  Upon termination of the VICKSBURG’s contract, we anticipate that the rig will be moved to a shipyard in Thailand to undergo a $7 million to $8 million life enhancing upgrade that could take approximately 8 weeks to complete.  The ATWOOD BEACON is drilling its final well at a dayrate of $133,500 under its current contract offshore India that is also currently expected to extend into July 2009.  Virtually all of these upgrade costs are expected to be capitalized.  If the ATWOOD BEACON becomes idle in July 2009, we expect that the rig will be moved to a stacking location, probably in India, and will undergo certain maintenance that will keep its operating costs for the fourth quarter of fiscal year 2009 relatively high at around $70,000 per day.

The SEAHAWK is working offshore West Africa under a drilling contract that currently extends into March 2010; however, this contract provides for one additional six-month option which we expect to be exercised.  For the last two fiscal years, the SEAHAWK’s operating costs exceeded or were relatively consistent with revenues; however, for fiscal year 2009, we expect that its revenue will exceed operating costs.  Our only rig in the U.S. Gulf of Mexico, the RICHMOND, currently has a one well contract commitment that should extend through most of May 2009.  Upon delivery, the ATWOOD OSPREY has a three-year contract with Chevron Australia Pty. Ltd. that provides for a dayrate of $470,000, with an option to extend this commitment to six years at a dayrate of $450,000.  Both dayrates are subject to adjustments for cost escalations.  We expect this drilling unit will be mobilized to Australia in early calendar year 2011.

Even with an expected increase in our outstanding debt to around $400 million by the end of fiscal year 2009, we expect that our debt to total capitalization ratio is unlikely to exceed 30%.  If our current contract backlog remains intact, as currently expected as our current long-term contract commitments do not provide for early termination or modification due to market deterioration, we anticipate maintaining a strong balance sheet and remaining focused on executing on our current newbuild program.  We anticipate pursuing no further growth during fiscal year 2009.

RESULTS OF OPERATIONS

         Revenues for the three and six months ended March 31, 2009 increased 24% and 36%, respectively, compared to the three and six months ended March 31, 2008.   A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2009	2008	Variance	2009	2008	Variance

ATWOOD HUNTER	$49.2	$17.4	$31.8	$91.8	$46.1	$45.7
ATWOOD EAGLE	35.0	14.9	20.1	71.4	27.2	44.2
RICHMOND	7.3	3.0	4.3	14.5	3.9	10.6
ATWOOD BEACON	12.0	11.6	0.4	23.8	22.2	1.6
ATWOOD FALCON	16.0	16.7	(0.7)	36.7	33.9	2.8
SEAHAWK	7.7	8.6	(0.9)	15.5	15.8	(0.3)
VICKSBURG	13.5	14.8	(1.3)	26.9	28.7	(1.8)
ATWOOD SOUTHERN CROSS	-	26.5	(26.5)	25.6	46.8	(21.2)
	$140.7	$113.5	$27.2	$306.2	$224.6	$81.6

Increases in revenues for the ATWOOD HUNTER and ATWOOD EAGLE were related to each drilling unit working under significantly higher dayrate contracts during the current quarter and fiscal year to date period compared to the prior fiscal year periods. The increase in revenues for the RICHMOND for the three and six months ended March 31, 2009 is due to the rig being in a shipyard undergoing a life-enhancing upgrade for a significant portion of the first and second quarters of fiscal year 2008 and thus, earned no revenue during that time as compared to the current period when it has been continuously working.   Revenues for the ATWOOD BEACON, ATWOOD FALCON, SEAHAWK and VICKSBURG during the current quarter and fiscal year to date period were relatively consistent with the prior fiscal year periods.  Since the ATWOOD SOUTHERN CROSS has been idle and earning no revenue since mid December 2008, revenues have decreased during the three and six months ended March 31, 2009 when compared to the three and six months ended March 31, 2008.

Contract drilling costs for the three and six months ended March 31, 2009 increased 2% and 5%, respectively, compared to the three and six months ended March 31, 2008.  An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2009	2008	Variance	2009	2008	Variance

ATWOOD HUNTER	$8.5	$6.9	$1.6	$17.4	$14.5	$2.9
ATWOOD EAGLE	11.4	10.2	1.2	21.4	20.1	1.3
ATWOOD FALCON	6.5	5.9	0.6	13.1	11.4	1.7
RICHMOND	3.0	3.0	-	6.8	4.7	2.1
ATWOOD BEACON	4.9	5.0	(0.1)	9.3	9.4	(0.1)
VICKSBURG	4.1	4.4	(0.3)	8.2	8.8	(0.6)
SEAHAWK	5.6	7.7	(2.1)	11.6	16.3	(4.7)
ATWOOD SOUTHERN CROSS	6.0	8.6	(2.6)	14.1	16.3	(2.2)
OTHER	3.0	0.1	2.9	6.5	1.4	5.1
	$53.0	$51.8	$1.2	$108.4	$102.9	$5.5

The increase in contract drilling costs for the ATWOOD HUNTER for the current quarter and fiscal year to date period is primarily due to higher agent fees which are based on a percentage of dayrates.  The increase in drilling costs for the ATWOOD EAGLE for the three and six months ended March 31, 2009 is attributable to higher local payroll and payroll related costs due to the continuing tight labor market in Australia and the weakening United States dollar relative to the Australian dollar.  The ATWOOD FALCON has incurred higher equipment related costs during the current quarter and fiscal year to date period due to an increase in maintenance projects while undergoing a shipyard upgrade during the current quarter.  The increase in contract drilling costs for the RICHMOND for the six months ended March 31, 2009 is due to the rig incurring significantly less operating costs during the first and second quarters of fiscal year 2008 as the rig was in a shipyard undergoing a life enhancing upgrade partially offset by higher maintenance costs during the upgrade.  Contract drilling costs for the ATWOOD BEACON and VICKSBURG for the current quarter and fiscal year to date periods were relatively consistent with drilling costs for the prior fiscal year periods.  The decrease in drilling costs for the SEAHAWK is due to a decrease in the amount of maintenance projects.  In addition, costs during the first and second quarters of fiscal year 2008 include the amortization of deferred expenses which ended during the fourth quarter of fiscal year 2008.  The decrease in drilling costs for the ATWOOD SOUTHERN CROSS for the three and six month periods ended March 31, 2009 is due to a decrease in agent fees as the rig has been idle since mid December 2008 and due to decrease in the amount of maintenance projects when compared to the three and six months ended March 31, 2008.  Other drilling costs have increased for the current quarter and fiscal year to date period primarily due to exchange rate losses resulting from the weakening United States dollar compared to exchange rate gains incurred in the prior fiscal year to date periods.

      Total drilling costs of approximately $53 million for the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008 increased approximately 2%; however, we had stated in our Form 10-Q filed for the quarter ended December 31, 2008 that we expected approximately $61 million in operating costs for the quarter ended March 31, 2009.  This reduction in costs from our expectations relates primarily to the ATWOOD AURORA not commencing operations during the second quarter as anticipated and to less maintenance costs being incurred on the ATWOOD SOUTHERN CROSS than expected.  With the commencement of operations of the ATWOOD AURORA in April 2009, we expect that our operating costs for the quarter ending June 30, 2009 will be approximately $61 million.  For fiscal year 2009, we currently expect a 6% to 8% increase in total operating costs when compared to fiscal year 2008.  Approximately 4% of estimated fiscal year 2009 operating costs are due to the addition of the ATWOOD AURORA to our fleet while we anticipate only a slight increase in operating costs for our other drilling units in total when compared to the prior year.

Depreciation expense for the three and six months ended March 31, 2009 decreased 6% and 5%, respectively, compared to the three and six months ended March 31, 2008.  An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2009	2008	Variance	2009	2008	Variance

RICHMOND	$0.4	$0.2	$0.2	$0.9	$0.2	$0.7
ATWOOD HUNTER	1.6	1.5	0.1	3.1	2.9	0.2
ATWOOD SOUTHERN CROSS	1.0	0.9	0.1	1.9	1.9	-
ATWOOD FALCON	1.3	1.3	-	2.6	2.6	-
ATWOOD BEACON	1.3	1.3	-	2.5	2.5	-
VICKSBURG	0.7	0.7	-	1.4	1.4	-
ATWOOD EAGLE	1.1	1.1	-	2.3	2.2	0.1
SEAHAWK	0.6	1.5	(0.9)	1.2	3.1	(1.9)
OTHER	0.1	0.1	-	0.2	0.2	-
	$8.1	$8.6	$(0.5)	$16.1	$17.0	$(0.9)

In accordance with our company policy, no depreciation expense was recorded for a significant portion of the first and second quarters of fiscal year 2008 for the RICHMOND, as the rig was undergoing a life enhancing upgrade to extend its remaining depreciable life from one to ten years.  Effective October 1, 2008, we extended the remaining depreciable life of the SEAHAWK from one year to five years based upon the length of its current contract commitment coupled with our intent to continue marketing and operating the rig beyond one year.  Depreciation expense for all other rigs has remained relatively consistent with the prior fiscal year periods.

General and administrative expenses for the three and six months ended March 31, 2009 increased compared to the prior fiscal year periods primarily due to rising personnel costs, which include headcount and wages increases and increased annual bonus compensation costs.  Interest expense has increased for the current quarter and fiscal year to date period due to higher debt balances when compared to the prior fiscal year periods.  The increase of the fiscal year to date period is offset by higher interest expense for the first quarter of fiscal year 2008 which included the write off of the remaining unamortized loan costs related to a prior credit facility terminated during the quarter ended December 31, 2007.  Interest income has decreased as interest rates have decreased significantly when compared to the prior fiscal year periods.

Virtually all of our tax provision for each of the three and six months ended March 31, 2009 and 2008 relates to taxes in foreign jurisdictions.  Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and six months ended March 31, 2009 and 2008, our effective tax rate for these periods was significantly less than the United States federal statutory rate.  Our effective rate for the current quarter and fiscal year to date period of 22% and 18%, respectively, is higher due to a significantly lower level of operating income earned in certain nontaxable and deemed profit tax jurisdictions when compared to the effective rate of 10% for both the three and six months ended March 31, 2008.  Excluding any discrete items that may be incurred, we expect our effective tax rate to be between 17% and 19% for fiscal year 2009, which is an increase from the 15% to 16% effective rate estimated in the prior quarter due to additional anticipated rig downtime as mentioned previously in Market Outlook.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009 and May 7, 2009, we have $200 million borrowed under our 5-year $300 million credit facility executed in October 2007 and $100 million borrowed under our 5-year $280 million credit facility executed in November 2008.  Both credit facilities contain various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios.  The collateral for these two credit facilities, collectively, consist primarily of preferred mortgages on six of our drilling units (ATWOOD EAGLE, ATWOOD HUNTER, ATWOOD FALCON, ATWOOD SOUTHERN CROSS, ATWOOD AURORA and ATWOOD BEACON).  These credit facilities will provide funding to complete the construction of our two deepwater semisubmersibles being constructed in Singapore, for future growth opportunities at the appropriate time, and for general corporate needs.  We anticipate pursuing no further growth during fiscal year 2009. We were in compliance with all financial covenants under both credit facilities at March 31, 2009 and at all times during the first and second quarters of fiscal year 2009.  As of March 31, 2009, we had expended approximately $195 million on the construction of the ATWOOD AURORA.  The total construction costs of the two deepwater semisubmersibles are expected to be approximately $600 million and $750 million, respectively.  In addition to these construction projects, we also anticipate that the VICKSBURG will undergo an estimated $7 million to $8 million equipment upgrade during July/August 2009.

Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations.  For fiscal years 2002 through 2008, net cash provided by operating activities ranged from a low of approximately $14 million in fiscal year 2003 to a high of approximately $192 million in fiscal year 2008.  For the six months ended March 31, 2009, net cash provided by operating activities totaled approximately $179 million.   Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization.  During the first six months of fiscal year 2009, we used internally generated cash and funds borrowed under our credit facilities to expend approximately $43 million toward the construction of the ATWOOD AURORA, approximately $157 million towards the construction of the two deepwater semisubmersibles and approximately $13 million in other capital expenditures.

We estimate that our total capital expenditures for the second half of fiscal year 2009 will be approximately $315 million, with approximately $290 million relating to the construction of the two deepwater semisubmersibles.  Based upon the current expected capital commitments for the remainder of fiscal year 2009, we expect to end fiscal year 2009 with outstanding long-term debt around $400 million.  We will utilize internally generated cash flows, as well as cash available under our combined $580 million credit facilities, to fund our capital commitments for the remainder of fiscal year 2009.

Our portfolio of accounts receivable is primarily comprised of large independent or multinational corporate entities with stable payment experience.  Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables.  The decrease in accounts receivable of approximately $19.2 million at March 31, 2009 compared to September 30, 2008 is due to the current quarter collection of balances due from customers that were outstanding greater than 60 days at prior quarter end.

Inventories of materials and supplies has increased by approximately $12.8 million at March 31, 2009 compared to September 30, 2008 due to inventory for the ATWOOD AURORA in preparation for commencement of drilling operations and due to increased purchasing of high dollar value critical spare parts for our fleet.

Prepaid expenses and deferred costs have decreased by approximately $5.8 million at March 31, 2009 compared to September 30, 2008 primarily due to the amortization of annual rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

Accrued liabilities have increased by approximately $18.4 million at March 31, 2009 compared to September 30, 2008 primarily due to a higher amount of accrued but unpaid taxes and professional fees.

Long-term deferred credits have decreased by approximately $3.0 million at March 31, 2009 compared to September 30, 2008 due to the amortization of deferred fees associated with the prior upgrade of the ATWOOD FALCON partially offset by the addition of deferred fees associated with an upgrade of the ATWOOD FALCON during the current quarter.  Lump sum fees received for upgrade costs reimbursed by our customers are reported as deferred credits in the accompanying Consolidated Balance Sheets and are recognized as earned on a straight-line method over the term of the related drilling contracts.

PART I. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

All of our $300 million of long-term debt outstanding at March 31, 2009, was floating rate debt.  As a result, our annual interest costs in fiscal year 2009 will fluctuate based on interest rate changes.  The impact on annual cash flow of a 10% change in the floating rate (approximately 45 basis points) would be approximately $1.4 million, which we believe to be immaterial.  We did not have any open derivative contracts relating to our floating rate debt at March 31, 2009.

FOREIGN CURRENCY RISK

Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies.  Based on March 31, 2009 amounts, a decrease in the value of 10% in the foreign currencies relative to the United States dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $1.5 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial.  We did not have any open derivative contracts relating to foreign currencies at March 31, 2009.

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

 PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on February 12, 2009, at which the shareholders voted on the election of six director nominees, all of whom were incumbent directors and who were re-elected.  In addition to voting on election of six director nominees, the shareholders voted to ratify PricewaterhouseCoopers as our Independent Registered Public Accounting Firm for fiscal year 2009.  No other matters were presented for a vote at the annual meeting.  Of the 60,604,542 shares of common stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director and to ratify PricewaterhouseCoopers as our Independent Registered Public Accounting Firm - are as follows:

ELECTION OF DIRECTORS

NAME	CAST FOR	VOTE WITHHELD

Deborah A. Beck	50,710,503	9,894,039

Robert W. Burgess	50,717,766	9,886,776

George S. Dotson	50,685,543	9,918,999

Hans Helmerich	59,930,357	674,185

John R. Irwin	60,006,033	598,509

James R. Montague	50,721,816	9,882,726

RATIFICATION OF PRICEWATERHOUSECOOPERS AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2009

VOTES FOR	VOTES AGAINST	VOTES WITHHELD

60,181,847	274,661	148,034

ITEM 6.   EXHIBITS

(a)      Exhibits

3.1	Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 10-Q filed May 12, 2008).

3.2	Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 12, 2008).

3.3	Second Amended and Restated By-Laws, dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 12, 2008).

3.4	Amendment No. 1 to Second Amended and Restated By-Laws, dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.4 of our Form 10-Q filed May 12, 2008).

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

Date:  May 8, 2009                                  /s/JAMES M. HOLLAND
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

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

      *Filed herewith