Form 10-Q
period 2009-06-30
ATWOOD OCEANICS INC
filed 2009-08-06
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
----------------
Form 10-Q

       ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X   No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes___ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer   X                                                                 Accelerated filer ___
Non-accelerated filer ___                                                                Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2009: 64,195,084 shares of common stock, $1 par value
_______________________________________________________________________________

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2009

INDEX

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES:
Contract drilling	$149,307	$141,372	$455,463	$365,950

COSTS AND EXPENSES:
Contract drilling	58,366	57,094	166,771	159,999
Depreciation	9,529	8,871	25,581	25,914
General and administrative	6,894	7,567	24,783	23,049
(Gain) loss on sale of equipment, net	129	(129)	(52)	(214)
	74,918	73,403	217,083	208,748
OPERATING INCOME	74,389	67,969	238,380	157,202

OTHER INCOME (EXPENSE)
Interest expense, net of capitalized interest	(735)	(204)	(1,644)	(1,146)
Interest income	90	301	257	1,475
	(645)	97	(1,387)	329
INCOME BEFORE INCOME TAXES	73,744	68,066	236,993	157,531
PROVISION FOR INCOME TAXES	6,073	7,685	34,532	16,846
NET INCOME	$67,671	$60,381	$202,461	$140,685

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	$1.05	$0.94	$3.16	$2.21
Diluted	1.05	0.93	3.14	2.18
AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	64,190	64,023	64,152	63,665
Diluted	64,617	64,776	64,395	64,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	September 30,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$91,032	$121,092
Accounts receivable, net of an allowance
of $1,051 and $114 at June 30, 2009
and September 30, 2008, respectively	126,012	132,367
Insurance receivable	6,940	-
Income tax receivable	5,838	3,292
Inventories of materials and supplies	53,531	37,906
Deferred tax assets	25	21
Prepaid expenses and deferred costs	2,814	10,225
Total Current Assets	286,192	304,903

NET PROPERTY AND EQUIPMENT	1,112,044	787,838

DEFERRED COSTS AND OTHER ASSETS	6,749	3,856
	$1,404,985	$1,096,597

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,124	$16,987
Accrued liabilities	37,227	23,551
Income tax payable	22,225	16,009
Deferred credits	6,123	304
Total Current Liabilities	83,699	56,851

LONG-TERM DEBT	250,000	170,000

LONG TERM LIABILITIES:
Deferred income taxes	8,516	10,595
Deferred credits	3,166	7,942
Other	7,503	7,519
	19,185	26,056

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value: 90,000 shares
authorized with 64,195 and 64,031 issued
and outstanding at June 30, 2009
and September 30, 2008, respectively	64,195	64,031
Paid-in capital	120,590	114,804
Retained earnings	867,316	664,855
Total Shareholders' Equity	1,052,101	843,690
	$1,404,985	$1,096,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended June 30,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$202,461	$140,685
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	25,581	25,914
Amortization of debt issuance costs	515	586
Amortization of deferred items	(9,335)	(7,726)
Provision for doubtful accounts	937	240
Provision for inventory obsolesence	240	130
Deferred income tax benefit	(2,083)	(2,273)
Stock-based compensation expense	5,884	5,644
Gains on sale of equipment	(52)	(214)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,418	(35,168)
Increase in insurance receivable	(461)	-
Increase in income tax receivable	(2,546)	(486)
Increase in inventory	(16,144)	(7,535)
Decrease in prepaid expenses	7,419	7,381
Increase in deferred costs and other assets	(2,593)	(1,162)
Increase in accounts payable	57	5,453
Increase in accrued liabilities	12,143	3,657
Increase in income tax payable	6,216	2,962
Increase (decrease) in deferred credits and other liabilities	12,150	(663)
Net cash provided by operating activities	245,807	137,425

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(353,610)	(193,281)
Proceeds from sale of equipment	288	267
Net cash used by investing activities	(353,322)	(193,014)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	(50,000)	(18,000)
Proceeds from debt	130,000	170,000
Proceeds from exercise of stock options	66	5,988
Debt issuance costs paid	(2,611)	(1,336)
Net cash provided by financing activities	77,455	156,652

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(30,060)	$101,063
CASH AND CASH EQUIVALENTS, at beginning of period	$121,092	$100,361
CASH AND CASH EQUIVALENTS, at end of period	$91,032	$201,424
-----------------------------------------------------------------------
Non-cash activities
Increase in insurance receivable related to reduction in value
of spare capital equipment and inventory	$6,479	$-
Increase in accrued liabilities related to capital
expenditures	$2,613	$9,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2008	64,031	$64,031	$114,804	$664,855	$843,690
Net income	-	-	-	202,461	202,461
Restricted stock awards	157	157	(157)	-	-
Exercise of employee stock options	7	7	59	-	66
Stock option and restricted stock
award compensation expense	-	-	5,884	-	5,884
June 30, 2009	64,195	$64,195	$120,590	$867,316	$1,052,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           UNAUDITED INTERIM INFORMATION

 The unaudited interim condensed consolidated financial statements as of June 30, 2009 and for the three and nine month periods ended June 30, 2009 and 2008, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2008.  Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading.  The interim financial results may not be indicative of results that could be expected for a full fiscal year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2008.   In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

Certain reclassifications have been made to the prior year end financial statements to conform to the current interim period presentation.

2.           SHARE-BASED COMPENSATION

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of June 30, 2009, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $4.6 million and $8.2 million, respectively, which we expect to recognize over a weighted average period of approximately 2.2 years.  The recognition of share-based compensation expense had the following effect on our consolidated statements of operations (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
June 30, 2009:
Increase in contract drilling expenses	$574	$1,712
Increase in general and administrative expenses	1,346	4,172
Decrease in income tax provision	(471)	(1,460)
Decrease of net income	$1,449	$4,424

Decrease in earnings per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

June 30, 2008:
Increase in contract drilling expenses	$599	$1,496
Increase in general and administrative expenses	1,555	4,148
Decrease in income tax provision	(544)	(1,452)
Decrease of net income	$1,610	$4,192

Decrease in earnings per share:
Basic	$0.03	$0.07
Diluted	$0.02	$0.06

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

The per share weighted average fair value of stock options granted during the nine months ended June 30, 2009 was $5.75. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the nine months ended June 30, 2009:

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

A summary of stock option activity during the nine months ended June 30, 2009 is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options (000s)	Price	Life (Years)	Value (000s)
Outstanding at October 1, 2008	1,253	$18.82	6.5	$22,035
Granted	286	$14.65
Exercised	(7)	$10.20		$91
Forfeited	(19)	$26.46
Outstanding at June 30, 2009	1,513	$17.97	6.5	$10,505
Exercisable at June 30, 2009	962	$14.67	5.2	$9,859

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

A summary of restricted stock activity for the nine months ended June 30, 2009, is as follows:

	Number of	Wtd. Avg.
	Shares (000s)	Fair Value
Unvested at September 30, 2008	581	$32.50
Granted	173	$14.65
Vested	(157)	$19.82
Forfeited	(11)	$32.58
Unvested at June 30, 2009	586	$30.63

3.           EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
June 30, 2009:
Basic earnings per share	$67,671	64,190	$1.05	$202,461	64,152	$3.16
Effect of dilutive securities:
Stock options	---	427	$-	---	243	$(0.02)

Diluted earnings per share	$67,671	64,617	$1.05	$202,461	64,395	$3.14

June 30, 2008:
Basic earnings per share	$60,381	64,023	$0.94	$140,685	63,665	$2.21
Effect of dilutive securities:
Stock options	---	753	$(0.01)	---	844	$(0.03)

Diluted earnings per share	$60,381	64,776	$0.93	$140,685	64,509	$2.18

    The calculation of diluted earnings per share for the three and nine month periods ended June 30, 2009 excludes consideration of shares of common stock related to 316,000 outstanding stock options because such options were anti-dilutive.  These options could potentially dilute basic earnings per share in the future.

4.           PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

		June 30,	September 30,
		2009	2008

Drilling vessels and related equipment
Cost		$1,455,268	$1,106,709
Accumulated depreciation		(347,868)	(324,376)
	Net book value	1,107,400	782,333

Drill Pipe
Cost		15,275	15,568
Accumulated depreciation		(12,700)	(12,139)
	Net book value	2,575	3,429

Furniture and other
Cost		9,863	9,423
Accumulated depreciation		(7,794)	(7,347)
	Net book value	2,069	2,076

NET PROPERTY AND EQUIPMENT		$1,112,044	$787,838

As of June 30, 2009, we had approximately $245 million and $279 million of construction in progress related to the construction of the ATWOOD OSPREY, our new conventionally moored semisubmersible, and our new to-be-named dynamically positioned semisubmersible, respectively, of which $286 million was expended in the first nine months of fiscal year 2009.   Between September 30, 2008, and June 30, 2009, we also expended approximately $45 million on the ATWOOD AURORA, for a total construction cost of $197 million, which commenced operations in April 2009.

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

We are continuing the process of evaluating the fire damage to determine if the equipment can be repaired or if it must be replaced.  The process is anticipated to last well in to the second half of calendar year 2009.  However, based on the work to date, estimated property losses plus actual costs incurred to inspect and evaluate damaged equipment is approximately $6.9 million.  Thus, as of June 30, 2009, an insurance receivable has been recorded for our estimated insurance recoveries in an amount equal to the estimated losses and actual costs, less our deductible.

5.	LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	June 30,	September 30,
	2009	2008
2007 credit facility, bearing interest (market adjustable)
at approximately 1.9% and 3.5% per annum at
June 30, 2009 and September 30, 2008, respectively	$200,000	$170,000
2008 credit facility, bearing interest (market adjustable)
at approximately 4.1% per annum at June 30, 2009	50,000	-
	$250,000	$170,000

During October 2007, we entered into a credit agreement with several banks, with Nordea Bank Finland plc, New York Branch, as Administrative Agent for the lenders, as well as Lead Arranger and Book Runner (the “2007 Credit Agreement”). The 2007 Credit Agreement provides for a secured 5-year $300 million revolving loan facility with maturity in October 2012, subject to acceleration upon certain specified events of default, including but not limited to: delinquent payments, bankruptcy filings, breaches of representation or covenants, material adverse judgments, guarantees or security documents not in full effect, non-compliance with the Employee Retirement Income Security Act of 1974, defaults under other agreements including existing credit agreements, and a change in control.  In addition, the 2007 Credit Facility contains a number of limitations on our ability to: incur liens; merge, consolidate or sell assets; pay dividends; incur additional indebtedness; make advances, investments or loans; and transact with affiliates.

Loans under this facility will bear interest at varying rates ranging from 0.70% to 1.25% over the Eurodollar Rate, depending upon the ratio of outstanding debt to earnings before interest, taxes and depreciation. The credit agreement supports the issuance, when required, of standby letters of credit. The collateral for the 2007 Credit Agreement consists primarily of preferred mortgages on three of our active drilling units (the ATWOOD EAGLE, the ATWOOD HUNTER and the ATWOOD BEACON). Under the 2007 Credit Facility, we are required to pay a fee ranging from 0.225% - 0.375%  per annum on the unused portion of the credit facility and certain other administrative costs. As of June 30, 2009, we have $100 million of funds available to borrow under this credit facility, with standby letters of credit in the aggregate amount of approximately $4.6 million outstanding.

During November 2008, we entered into a new credit agreement with several banks with Nordea Bank Finland plc, New York Branch  as Administrative Agent for the lenders, as well as Lead Arranger and Book Runner (“the 2008 Credit Facility”).  The 2008 Credit Facility provides for a secured 5-year $280 million reducing revolving loan facility with maturity in November 2013, subject to acceleration upon certain specified events of default, including but not limited to: delinquent payments, bankruptcy filings, breaches of representation or covenants, material adverse judgments, guarantees or security documents not in full effect, non-compliance with the Employee Retirement Income Security Act of 1974, defaults under other agreements including existing credit agreements, such as our 2007 Credit Facility, and a change in control.  In addition, the 2008 Credit Facility contains a number of limitations on our ability to: incur liens; merge, consolidate or sell assets; pay dividends; incur additional indebtedness; make advances, investments or loans; and transact with affiliates.

The 2008 Credit Facility requires a mandatory quarterly commitment reduction of $7 million beginning at the earlier of three months after delivery of either semisubmersible drilling unit currently under construction or December 31, 2011.  The commitment under this facility may be increased up to $20 million for a total commitment of $300 million.  Loans under the 2008 Credit Facility will bear interest at 1.50% over the Eurodollar Rate.  The collateral for the 2008 Credit Facility consists primarily of preferred mortgages on three of our drilling units (the ATWOOD FALCON, the ATWOOD SOUTHERN CROSS, and the ATWOOD AURORA).  Under the 2008 Credit Facility, we are required to pay a fee of 0.75% per annum on the unused portion of the credit facility and certain other administrative costs. As of June 30, 2009, we have $230 million of funds available to borrow under this credit facility, with standby letters of credit in the aggregate amount of approximately $0.7 million outstanding.

The 2008 Credit Facility and the 2007 Credit Facility contain various financial covenants that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment.  As of June 30, 2009, our leverage ratio was 0.46, our interest expense coverage ratio was 30.1 and our collateral maintenance percentage was in excess of 300%.  We were in compliance with all financial covenants under the 2008 Credit Facility and the 2007 Credit Facility at June 30, 2009 and at all times during the nine months ended June 30, 2009. As of August 5, 2009, no additional funds have been borrowed under either the 2007 Credit Facility or the 2008 Credit Facility subsequent to June 30, 2009.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 2008, we adopted, without any impact to our financial position, operating results or cash flows, the provisions of SFAS No. 157,  “Fair Value Measurement”, for our financial assets and liabilities with respect to which we have recognized or disclosed at fair value on a recurring basis.  At June 30, 2009, the carrying amounts of our cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of our floating-rate debt approximated its fair value at June 30, 2009 as such instruments bear short-term, market-based interest rates.

7.	INCOME TAXES

At June 30, 2009, we had approximately $2.7 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $0.3 million which are included as Other Long Term Liabilities in the Consolidated Balance Sheet.  At June 30, 2009, all $2.7 million of the net uncertain tax liabilities would affect our effective tax rate if recognized.  A summary of activity related to the net uncertain tax positions for the nine months ended June 30, 2009 is as follows (in thousands):

Liability for Uncertain Tax Positions

Balance at October 1, 2008	$3,492

Increases based on tax positions
related to the current fiscal year	$289
Decreases based on tax positions
related to prior fiscal years	(1,044)

Balance at June 30, 2009	$2,737

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

Virtually all of our tax provision for each of the three and nine months ended June 30, 2009 and 2008 relates to taxes in foreign jurisdictions.  Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and nine months ended June 30, 2009 and 2008, our effective tax rate for these periods was significantly less than the United States federal statutory rate.

8.                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We adopted FSP FAS 157-4 during the quarter ended June 30, 2009 with no material impact to our financial position, operating results or cash flows.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements. The staff position also amends APB Opinion No. 28, "Interim Financial Reporting", to require fair value disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. We adopted  FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009 with no significant changes to the disclosures in our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for, and disclosure of events that occur, after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  We adopted SFAS 165 during the quarter ended June 30, 2009 with no significant changes to subsequent events that we are required to recognize or disclose in our financial statements.  We have performed an evaluation of subsequent events through August 6, 2009 which is the date the financial statements were issued.

                In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). On the effective date of SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, it will issue Accounting Standards Updates to update the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We anticipate the adoption of FAS 168 will not have a material impact to the Company.

9.           COMMITMENTS AND CONTINGENCIES

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

Other Matters

The ATWOOD BEACON operated in India from early December 2006 to the end of July 2009. A service tax was enacted in 2004 on revenues derived from seismic and exploration activities. This service tax law was subsequently amended on June 1, 2007 and again in 2008 to state that revenues derived from mining services and drilling services were specifically subject to this service tax.  The ATWOOD BEACON contract terms with our customer in India provided that any liability incurred by us related to any taxes pursuant to laws not in effect at the time the contract was executed in 2005 was to be reimbursed by our customer.  In our opinion, which is supported by our legal and tax advisors, any such service taxes assessed by the Indian tax authorities under either provision of the 2007 or 2008 amendments would be the obligation of our customer. Our customer is disputing this obligation on the basis, in their opinion, that revenues derived from drilling services were taxable under the initial 2004 law, which, based on our contract terms, would provide that the service tax is our obligation.

After reviewing the status of the drilling service we provided to our customer, the Indian tax authorities assessed service tax obligations on revenues derived from the ATWOOD BEACON commencing on June 1, 2007.  The relevant Indian tax authority issued an extensive written ruling on this matter setting forth the proper application of the June 1, 2007 service tax regulation, confirming our position on this matter that the drilling services were not covered by the original 2004 service tax law.  Therefore, as the Indian tax authority’s service tax assessments was made under the provision of the 2007 amendment to the service tax law and not pursuant to a law in effect at the time we executed the ATWOOD BEACON contract, we believe our customer is obligated under the terms of our contract to reimburse us for all service tax payments.

As of June 30, 2009, we have paid to the Indian government $7.7 million in service tax and have accrued $3.7 million of additional obligations in accrued liabilities and recorded a corresponding $11.4 million account receivable from our customer for such service taxes.  We plan to pursue all options available to us to collect this account receivable from our customer for such service taxes.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q for the quarterly period ended June 30, 2009 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we,” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

-
although our current long-term contract commitments do not provide for early termination due to market deterioration, market declines could result in requests to amend some of these contracts which, if amended, could alter the timing and amount of our current contracted cash flows;

-
the risks involved in the construction, upgrade and repair of our drilling units, including project delays effecting our ability to meet contractual commitments, as well as commencement of operations of our drilling units following delivery; and

-	such other factors as may be discussed in this report and our other reports filed with the Securities and Exchange Commission, or SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are found at various places throughout the Management’s Discussion and Analysis in Part I, Item 2 hereof and elsewhere in this report.  When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our Form 10-K for the year ended September 30, 2008.  Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

MARKET OUTLOOK

The current global financial recession continues to negatively impact the worldwide offshore drilling market.  Due to the ongoing negative market environment, oil and gas companies continue to delay certain exploration, development and production activities.  These delays have led to significantly reduced contract bid requests which have resulted in declining dayrates, increasing worldwide rig fleet availability for jack-up rigs and semisubmersible drilling units technically similar to the ATWOOD SOUTHERN CROSS and increasing bidding competition for future contract opportunities.  The continuing delivery of newly constructed jack-up rigs is also negatively impacting the worldwide supply relative to current market demand. Despite the declining trends for jack-up drilling and semisubmersible drilling for rigs like the ATWOOD SOUTHERN CROSS, we believe that the long-term outlook for the worldwide deepwater drilling remains positive.  The current global financial crisis has also created significant reductions in available capital and liquidity from banks and other providers of credit, and, while not currently impacting us, this could adversely affect our customers’ and lenders’ ability to fulfill their obligations to us in the future.

While we are now seeing some signs of increased interest for drilling programs later this fiscal year and next fiscal year, there still remains uncertainty with regard to future work and dayrates for our three idle rigs that are current without future contracts: the ATWOOD SOUTHERN CROSS, the ATWOOD BEACON and the RICHMOND.  The ATWOOD SOUTHERN CROSS has been idle since mid-December 2008, the ATWOOD BEACON became idle at the end of July 2009 and the RICHMOND has been idle since early June 2009.  We are pursuing additional contract commitments for these three rigs; however, there is no guarantee that we will not continue to incur idle time on some or all of these units for the remainder of fiscal year 2009 and into fiscal year 2010.

We are currently building two semisubmersibles for deepwater drilling: (1) the ATWOOD OSPREY, a conventionally moored, 6,000 foot water depth unit, (scheduled for delivery in early 2011, with an estimated total cost of $600 million to $625 million), and (2) a to-be-named dynamically positioned, 10,000 foot water depth unit (scheduled for delivery in mid-2012, with an estimated total cost of approximately $750 million).  Through June 30, 2009, we have invested approximately $525 million toward the construction of these two drilling units.  We expect funding of the $825 million to $850 million remaining on the construction of these two units will come from internally generated funds and borrowings under our two credit facilities.

With the April 2009 commencement of drilling operations of the ATWOOD AURORA, we now have nine (9) owned operational drilling units and two (2) drilling units currently under construction, of which five (5) have current contract commitments that extend into fiscal year 2011 or later; one (1) has a current contract commitment that extends through fiscal year 2010; one (1) has a firm three month commitment commencing in September 2009; three (3) have no current contract commitments; and one (1) under construction, scheduled for delivery in mid-2012, is currently also without a contract. We currently have an estimated contract revenue backlog of approximately $1.8 billion compared to approximately $1.0 billion of current estimated capital commitments relating primarily to the two new semisubmersibles under construction.

Currently, we have approximately 65% and 60% of our available rig days contracted for the fourth quarter of fiscal year 2009 and fiscal year 2010, respectively.  A comparison of the average per day revenues for fiscal years 2007 and 2008 and for the first nine months of fiscal year 2009 for our active drilling units is as follows:

Average Per Day Revenues
	Fiscal Year 2007	Fiscal Year 2008		First Nine Months of Fiscal Year 2009

ATWOOD HUNTER	$234,000	$246,000		$514,000
ATWOOD EAGLE	160,000	241,000		395,000
ATWOOD FALCON	138,000	216,000		201,000
ATWOOD SOUTHERN CROSS	171,000	321,000		94,000	(1)
VICKSBURG	110,000	155,000		145,000	(2)
ATWOOD BEACON	109,000	128,000		130,000
ATWOOD AURORA	N/A	N/A		128,000	(3)
SEAHAWK	84,000	88,000		86,000
RICHMOND	81,000	44,000	(4)	69,000

(1) Rig has been idle since mid-December 2008.
(2) Rig is currently undergoing a life-enhancing upgrade.
(3) Rig commenced operations on April 21, 2009.
(4) Rig incurred a life-enhancing upgrade during fiscal year 2008.

The ATWOOD HUNTER is currently working under contract commitments that extend to October/November 2012 at operating dayrates that range from $538,000 to $545,000, subject to adjustment for cost escalations.  The ATWOOD EAGLE is currently working under a contract commitment offshore Australia at a dayrate of $405,000, which extends to June 2010.  Following completion of this commitment, the rig will commence a drilling program that could extend for six months or longer at a dayrate of approximately $430,000 to approximately $450,000, subject to adjustment for cost escalations.  The ATWOOD FALCON is currently working under a contract until August 19, 2009 at a dayrate of $160,000.  Following completion of this contract commitment, the rig will then commence a two-year contract commitment on August 20, 2009 at a dayrate of $425,000, subject to adjustment for cost escalations.

The ATWOOD SOUTHERN CROSS has been idle since mid-December 2008.  Before that, the rig was working at a dayrate of $352,000. The rig has been undergoing certain equipment repairs and maintenance which has kept its average operating costs relatively high at approximately $65,000 per day during this idle period.    Per day operating costs are expected to decline below $50,000 during the fourth quarter of fiscal year 2009 and stay at this level as long as the rig remains “ready stacked.”   On June 23, 2009, the VICKSBURG completed its contract offshore Thailand and was immediately moved to a shipyard in Thailand to undergo an approximate $8 million life-enhancing upgrade.  This upgrade is expected to be completed on or before August 28, 2009.  Upon completion of this upgrade, the VICKSBURG will commence working offshore Thailand under a firm three month contract which could be extended to six months.  This contract provides for a dayrate of $90,000 to $95,000 depending of the term of the contract, compared to its previous contract dayrate of approximately $154,000.  The ATWOOD BEACON completed its contract offshore India at the end of July 2009 and is currently demobilizing to a stacking location offshore India.  During this initial stacking period, the rig will undergo certain maintenance that will keep its operating costs for the fourth quarter of fiscal year 2009 relatively high at approximately $65,000 per day.  On April 21, 2009, the ATWOOD AURORA commenced working offshore Egypt under its two-year contract at a dayrate of $133,000.

The SEAHAWK is working offshore West Africa under a drilling contract that currently extends into September 2010.  For the prior two fiscal years, the SEAHAWK’s operating costs exceeded or were relatively consistent with revenues; however, for fiscal year 2009, we expect that its revenue will exceed operating costs.  Our only rig in the U.S. Gulf of Mexico, the RICHMOND, is currently “ready stacked” after completing its contract in early June 2009.  We believe this rig will return to work before the end of the calendar year at a dayrate that could be in the $30,000’s.  Upon delivery, the ATWOOD OSPREY has a three-year contract that provides for a dayrate of $470,000, with an option to extend this commitment to six years at a dayrate of $450,000.  Both dayrates are subject to adjustments for cost escalations.  We expect this drilling unit will be mobilized to Australia in early calendar year 2011. Our to-be-named dynamically positioned semisubmersible is currently without a contract.

We currently have $250 million borrowed under our credit facilities, which have a combined borrowing capacity of $580 million, and expect that our outstanding debt will be around $300 million by the end of fiscal year 2009, with a total debt to capitalization ratio of just over 20%.  Our objective is to endeavor to keep our maximum borrowing below $450 million during the construction of our two deepwater semisubmersibles.  With our approximate $1.8 billion of contracted backlog revenues expected to remain intact, since our current long-term contract commitments do not provide for early termination or modification due to market deterioration, coupled with our additional borrowing capacity of around $330 million (with a current average interest cost of less than 3%), we believe that we can complete the funding of the construction of our two deepwater semisubmersibles and maintain a strong balance sheet without requiring any additional sources of capital.  We will remain focused on executing our current newbuild program and do not anticipate pursuing any further growth at this time.

RESULTS OF OPERATIONS

         Revenues for the three and nine months ended June 30, 2009 increased 6% and 24%, respectively, compared to the three and nine months ended June 30, 2008.   A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance

ATWOOD HUNTER	$48.6	$21.5	$27.1	$140.5	$67.7	$72.8
ATWOOD EAGLE	36.5	26.1	10.4	107.9	53.3	54.6
ATWOOD AURORA	9.1	-	9.1	9.1	-	9.1
ATWOOD FALCON	18.3	17.2	1.1	55.0	51.0	4.0
SEAHAWK	8.0	8.3	(0.3)	23.4	24.1	(0.7)
ATWOOD BEACON	11.6	12.3	(0.7)	35.5	34.5	1.0
VICKSBURG	12.8	13.9	(1.1)	39.6	42.6	(3.0)
RICHMOND	4.4	6.0	(1.6)	18.9	9.9	9.0
ATWOOD SOUTHERN CROSS	-	36.1	(36.1)	25.6	82.9	(57.3)
	$149.3	$141.4	$7.9	$455.5	$366.0	$89.5

Increases in revenues for the ATWOOD HUNTER and ATWOOD EAGLE were related to each drilling unit working under significantly higher dayrate contracts during the current quarter and fiscal year to date period compared to the prior fiscal year periods. Our new drilling rig, the ATWOOD AURORA, commenced drilling operations in April 2009 and thus, earned no revenue in the prior fiscal year periods.  Revenues for the ATWOOD FALCON, SEAHAWK, ATWOOD BEACON and VICKSBURG during the current quarter and fiscal year to date period were relatively consistent with the prior fiscal year periods.  The decrease in revenue for the RICHMOND for the current quarter is due to the rig becoming idle in early June 2009 compared to no idle time in the prior fiscal year quarter, while the increase in revenue for the fiscal year to date period is due to the rig being in a shipyard undergoing a life-enhancing upgrade for a significant portion of the first and second quarters of fiscal year 2008 and thus, earning no revenue during that time as compared to the current fiscal year in which it had been continuously working until early June 2009.  Since the ATWOOD SOUTHERN CROSS has been idle and earning no revenue since mid December 2008, revenues have decreased during the three and nine months ended June 30, 2009 when compared to the three and nine months ended June 30, 2008.

Contract drilling costs for the three and nine months ended June 30, 2009 increased 2% and 4%, respectively, compared to the three and nine months ended June 30, 2008.  An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance

ATWOOD AURORA	$4.7	$-	$4.7	$4.7	$-	$4.7
ATWOOD HUNTER	9.4	7.4	2.0	26.8	21.9	4.9
ATWOOD EAGLE	12.8	12.5	0.3	34.2	32.6	1.6
ATWOOD FALCON	6.4	6.6	(0.2)	19.5	18.0	1.5
RICHMOND	3.5	3.7	(0.2)	10.3	8.4	1.9
ATWOOD BEACON	4.4	4.9	(0.5)	13.7	14.3	(0.6)
VICKSBURG	4.5	5.3	(0.8)	12.7	14.1	(1.4)
SEAHAWK	6.7	7.7	(1.0)	18.3	24.0	(5.7)
ATWOOD SOUTHERN CROSS	5.5	8.1	(2.6)	19.6	24.4	(4.8)
OTHER	0.5	0.9	(0.4)	7.0	2.3	4.7
	$58.4	$57.1	$1.3	$166.8	$160.0	$6.8

Our new drilling rig, the ATWOOD AURORA, commenced drilling operations in April 2009 and thus, incurred no contract drilling costs in the prior fiscal year periods. The increase in contract drilling costs for the ATWOOD HUNTER for the current quarter and fiscal year to date period is primarily due to higher agent fees which are based on a percentage of dayrates.  Contract drilling costs for the ATWOOD EAGLE and ATWOOD FALCON for the current quarter and fiscal year to date periods were relatively consistent with the prior fiscal year periods.  While current quarter contact drilling costs for the RICHMOND were consistent with the prior fiscal year quarter, the increase in contract drilling costs for the nine months ended June 30, 2009 is due to the rig incurring significantly less operating costs during the first and second quarters of fiscal year 2008 as the rig was in a shipyard undergoing a life enhancing upgrade, partially offset by higher maintenance costs during the upgrade.  The decrease in contract drilling costs for the ATWOOD BEACON and VICKSBURG for the quarter ended June 30, 2009 is due to decreases in equipment related costs primarily associated with the amount and timing of maintenance projects when compared to the quarter ended June 30, 2008.  While contract drilling costs for the nine months ended June 30, 2009 for the ATWOOD BEACON were consistent with the prior fiscal year period, the decrease in contract drilling costs for the VICKSBURG is also due to a decrease in equipment related costs and due to certain operating taxes incurred during the prior fiscal year, compared to no operating taxes in the current fiscal year.  The decrease in contract drilling costs for the SEAHAWK for both the current quarter and fiscal year to date period ended June 30, 2009 is due to the amortization of deferred expenses in the prior fiscal year which ended during the fourth quarter of fiscal year 2008.  The decrease in drilling costs for the ATWOOD SOUTHERN CROSS for the three and nine month periods ended June 30, 2009 is due to a decrease in agent fees and headcount reduction of non-essential personnel as the rig has been idle since mid-December 2008.  Other drilling costs have decreased for the current quarter primarily due to recent exchange rate gains resulting from the strengthening United States dollar.  However, the increase for the current fiscal year to date period is due to an overall exchange loss during fiscal year 2009 compared to an overall exchange gain in fiscal year 2008.

             We expect that our operating costs for the quarter ending September 30, 2009 will be approximately $58 million.  For fiscal year 2009, we currently expect an approximate 4% increase in total operating costs when compared to fiscal year 2008 with primarily all of the increase due to the commencement of drilling operations for the ATWOOD AURORA during the current fiscal year.

Depreciation expense for the three and nine months ended June 30, 2009 increased by 7% and decreased by 1%, respectively, compared to the three and nine months ended June 30, 2008.  An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance

ATWOOD AURORA	$1.4	$-	$1.4	$1.4	$-	$1.4
ATWOOD HUNTER	1.6	1.5	0.1	4.7	4.4	0.3
ATWOOD SOUTHERN CROSS	1.0	0.9	0.1	2.9	2.8	0.1
ATWOOD FALCON	1.4	1.3	0.1	4.0	3.9	0.1
RICHMOND	0.4	0.4	-	1.3	0.6	0.7
VICKSBURG	0.7	0.7	-	2.1	2.1	-
ATWOOD EAGLE	1.1	1.1	-	3.4	3.4	-
ATWOOD BEACON	1.2	1.3	(0.1)	3.7	3.8	(0.1)
SEAHAWK	0.6	1.6	(1.0)	1.8	4.6	(2.8)
OTHER	0.1	0.1	-	0.3	0.3	-
	$9.5	$8.9	$0.6	$25.6	$25.9	$(0.3)

Our new drilling rig, the ATWOOD AURORA, was placed into service during April 2009 and thus, incurred no depreciation expense prior to the current quarter.  In accordance with our company policy, no depreciation expense was recorded for a significant portion of the first and second quarters of fiscal year 2008 for the RICHMOND, as the rig was undergoing a life enhancing upgrade to extend its remaining depreciable life from one to ten years.  Effective October 1, 2008, we extended the remaining depreciable life of the SEAHAWK from one year to five years based upon the length of its current contract commitment coupled with our intent to continue marketing and operating the rig beyond one year as the rig is technically capable of working over this revised period.  Depreciation expense for all other rigs has remained relatively consistent with the prior fiscal year periods.

General and administrative expenses for the three and nine months ended June 30, 2009 increased when compared to the prior fiscal year periods primarily due to rising personnel costs, which include headcount and wages increases and increased annual bonus compensation costs.  Interest expense has increased for the current quarter and fiscal year to date period due to higher debt balances when compared to the prior fiscal year periods. Interest income has decreased as interest rates have decreased significantly when compared to the prior fiscal year periods.

Virtually all of our tax provision for each of the three and nine months ended June 30, 2009 and 2008 relates to taxes in foreign jurisdictions.  Accordingly, due to the high level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the three and nine months ended June 30, 2009 and 2008, our effective tax rate for these periods was significantly less than the United States federal statutory rate.  Our effective rate for the current quarter of 8% is relatively consistent with the prior fiscal year quarter effective rate of 11%, while our effective rate for the fiscal year to date period of 15% is higher than the 11% effective rate in the prior fiscal year primarily due to a significantly lower level of operating income earned in certain nontaxable and deemed profit tax jurisdictions during the current fiscal year.  Excluding any discrete items that may be incurred, we expect our effective tax rate to be approximately 15% for fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 and August 5, 2009, we have $200 million borrowed under our 5-year $300 million credit facility executed in October 2007 (the “2007 Credit Facility”) and $50 million borrowed under our 5-year $280 million credit facility executed in November 2008 (the “2008 Credit Facility”).  Both credit facilities contain various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios.  The collateral for these two credit facilities, collectively, primarily consists of preferred mortgages on six of our drilling units (ATWOOD EAGLE, ATWOOD HUNTER, ATWOOD FALCON, ATWOOD SOUTHERN CROSS, ATWOOD AURORA and ATWOOD BEACON).  These credit facilities will provide funding to complete the construction of our two deepwater semisubmersibles being constructed in Singapore and funding for general corporate needs.  We were in compliance with all financial covenants under both credit facilities at June 30, 2009, at all times during the first nine months of fiscal year 2009 for the 2007 Credit Facility and since inception for the 2008 Credit Facility.  For more information see footnote 5 to the Consolidated Financial Statements.

Our newly constructed jack-up unit, the ATWOOD AURORA, commenced operations in April 2009 with a total capitalized cost (after being relocated from its construction site in the United States to its first drilling location offshore Egypt) of approximately $197 million, with $45 million being incurred in the first nine months of fiscal year 2009.  As of June 30, 2009, we had expended approximately $245 million towards the construction of the ATWOOD OSPREY and $279 million towards the construction of our to-be-named dynamically positioned semisubmersible, with expected total construction costs of approximately $600 million to $625 million and approximately $750 million, respectively.  In addition to these construction projects, we anticipate that the current upgrade of VICKSBURG will cost approximately $8 million and is expected to be completed on or before August 28, 2009.

Since we operate in a very cyclical industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations.  For fiscal years 2002 through 2008, net cash provided by operating activities ranged from a low of approximately $14 million in fiscal year 2003 to a high of approximately $192 million in fiscal year 2008.  For the nine months ended June 30, 2009, net cash provided by operating activities totaled approximately $246 million.   Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization.  During the first nine months of fiscal year 2009, we used internally generated cash and funds borrowed under our credit facilities to expend approximately $45 million toward the completion of the construction of the ATWOOD AURORA, approximately $286 million towards the construction of the two deepwater semisubmersibles, and approximately $23 million in other capital expenditures.

We estimate that our total capital expenditures for the fourth quarter of fiscal year 2009 will be approximately $50 million, and expect to end fiscal year 2009 with outstanding long-term debt around $300 million.  With our current contract commitments providing for approximately $1.8 billion of backlogged revenues, coupled with our current additional borrowing capacity of $330 million under our credit facilities, we believe that we can fund the remaining construction costs of our two deepwater semisubmersibles and maintain a strong balance sheet without the need for any additional sources of capital.

Our portfolio of accounts receivable is primarily comprised of large independent or multinational corporate entities with stable payment experience.  Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables.

Inventories of materials and supplies has increased by approximately $15.6 million at June 30, 2009 compared to September 30, 2008 due to inventory for the ATWOOD AURORA, which commenced operations in April 2009, and due to increased purchasing of high dollar, value critical spare parts for our fleet.

Prepaid expenses and deferred costs have decreased by approximately $7.4 million at June 30, 2009 compared to September 30, 2008 primarily due to the amortization of annual rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

Accrued liabilities have increased by approximately $13.7 million at June 30, 2009 compared to September 30, 2008 primarily due to a higher amount of accrued but unpaid agent fees and capital expenditures.

Income tax payable has increased by approximately by approximately $6.2 million at June 30, 2009 compared to September 30, 2008 due to increased tax accruals resulting from higher earnings and the timing of tax payments associated with these accruals.

Short-term deferred credits have increased by approximately $5.8 million at June 30, 2009 compared to September 30, 2008 due to a prepayment of revenue by a customer during the current quarter which will be recognized as revenue in the quarter ended September 30, 2009.

Long-term deferred credits have decreased by approximately $4.8 million at June 30, 2009 compared to September 30, 2008 due to the amortization of deferred fees associated with the prior upgrade of the ATWOOD FALCON.  Lump sum fees received for upgrade costs reimbursed by our customers are reported as deferred credits in the accompanying Consolidated Balance Sheets and are recognized as earned on a straight-line method over the term of the related drilling contracts.

PART I. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

All of our $250 million of long-term debt outstanding at June 30, 2009, was floating rate debt.  As a result, our annual interest costs in fiscal year 2009 will fluctuate based on interest rate changes.  The impact on annual cash flow of a 10% change in the floating rate (approximately 25 basis points) would be approximately $0.6 million, which we believe to be immaterial.  We did not have any open derivative contracts relating to our floating rate debt at June 30, 2009.

FOREIGN CURRENCY RISK

Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies.  Based on June 30, 2009 amounts, a decrease in the value of 10% in the foreign currencies relative to the United States dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $0.5 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial.  We did not have any open derivative contracts relating to foreign currencies at June 30, 2009.

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

                                            ATWOOD OCEANICS, INC.
                            (Registrant)

Date: August 6, 2009                              /s/JAMES M. HOLLAND
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