Form 10-K
period 2009-09-30
ATWOOD OCEANICS INC
filed 2009-11-25
CIK 8411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  [X]                                                                Accelerated filer [ ]                                                      Non-accelerated filer [ ]Smaller Reporting Company [ ]
                                                                                                   (Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our Common Stock, $1 par value was last sold, or the average bid and asked price of such Common Stock, as of March 31, 2009 was $1,065,000,000.

The number of shares outstanding of our Common Stock, $1 par value, as of November 23, 2009: 64,260,734.

DOCUMENTS INCORPORATED BY REFERENCE
(1) Annual Report to Shareholders for the fiscal year ended September 30, 2009 - Referenced in Parts I, II and IV of this report.

(2) Proxy Statement for Annual Meeting of Shareholders to be held February 11, 2010  - Referenced in Part III of this report.

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

During our forty year history, the majority of our drilling units have operated outside of United States waters, and we have conducted drilling operations in most of the major offshore exploration areas of the world.  Our current worldwide operations include nine premium offshore mobile drilling units located in five regions of the world – offshore Southeast Asia, offshore Africa, offshore Australia, the Mediterranean Sea and the U.S. Gulf of Mexico.  Approximately 97%, 97%, and 93% of our contract revenues were derived from foreign operations in fiscal years 2009, 2008 and 2007, respectively.  The submersible RICHMOND is our only drilling unit currently working in United States waters.  We support our operations from our Houston headquarters and offices currently located in Australia, Malaysia, Malta, Egypt, Indonesia, Singapore and the United Kingdom.  For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 13 of the Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2009, filed herewith and incorporated by reference herein.

The following table presents our wholly-owned and operating rig fleet as of November 24, 2009:

Rig Name	Rig Type	Upgraded	Water Depth Rating (feet)
ATWOOD EAGLE	Semisubmersible	2000/2002	5,000
ATWOOD HUNTER	Semisubmersible	1997/2001	5,000
ATWOOD FALCON	Semisubmersible	1998/2006	5,000
ATWOOD SOUTHERN CROSS	Semisubmersible	1997/2006	2,000
SEAHAWK	Semisubmersible Tender Assist	1992/1999/2006	600
ATWOOD AURORA	Jack-up	2009(1)	350
ATWOOD BEACON	Jack-up	2003(2)	400
VICKSBURG	Jack-up	1998	300
RICHMOND	Submersible	2000/2002/2007	70

(1)	Construction and commissioning was completed on the ATWOOD AURORA in fiscal year 2009.
(2)	Construction and commissioning was completed on the ATWOOD BEACON in fiscal year 2003.

When necessary, we update and upgrade our fleet in order to maintain premium, modern equipment.  In fiscal year 1997, we commenced an internal upgrade program of all of our active drilling units.  Collectively, since fiscal year 1997, we have invested approximately $410 million in upgrading seven offshore mobile drilling units in connection with our upgrade program.  Our eighth drilling unit, the ATWOOD BEACON, an ultra-premium, jack-up rig, commenced its initial drilling contract following completion of the construction and commissioning in early August 2003 at a cost of approximately $120 million, while our ninth unit, the ATWOOD AURORA, another ultra-premium jack-up rig, commenced its initial drilling contract following the completion of the construction and commissioning in April 2009 at a cost of approximately $197 million.

Besides our current nine operating drilling units, we are also in the process of constructing two additional drilling units.  During fiscal year 2008, we entered into construction contracts with Jurong Shipyard Pte. Ltd. to construct two Friede & Goldman ExD Millennium semisubmersible drilling units (the ATWOOD OSPREY, a conventionally moored 6,000 foot water depth unit and a to-be-named dynamically positioned 10,000 foot water depth unit).  The ATWOOD OSPREY is expected to cost approximately $625 million and is scheduled for delivery in early 2011.  The to-be-named dynamically positioned unit is expected to cost approximately $750 million and is scheduled for delivery in mid 2012.

Currently, we have approximately 65% and 35% of our available rig days contracted for fiscal years 2010 and 2011, respectively, with approximately $1.8 billion of revenue backlog compared to approximately $1.0 billion of estimated capital commitments primarily related to the construction of our two new drilling units.  For many years, one of our strategic focuses has been maintaining high equipment utilization.  We had an 85% utilization rate in fiscal year 2009 and a 100% utilization rate for fiscal years 2008 and 2007 while our utilization rate has averaged over 90% during the past ten years.  Of our nine (9) owned operational drilling units, and the two drillings units currently under construction, five (5) have current contract commitments that extend into fiscal year 2011 or later; one (1) has a contract commitment through fiscal year 2010; three (3) have current contract commitments that expire during fiscal year 2010, one (1) is currently idle, and one (1) of our units under construction scheduled for delivery in mid-2012, is currently without a contract.

As has been the trend for the prior five fiscal years, our operating results significantly increased for fiscal year 2009 compared to fiscal year 2008, in part due to the addition of the ATWOOD AURORA to our fleet.

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

Semisubmersible Rigs.  Each semisubmersible drilling unit has two hulls, the lower of which is capable of being flooded.  Drilling equipment is mounted on the main hull.  After the drilling unit is towed to location, the lower hull is flooded, lowering the entire drilling unit to its operating draft, and the drilling unit is anchored in place.  On completion of operations, the lower hull is deballasted, raising the entire drilling unit to its towing draft.  This type of drilling unit is designed to operate in greater water depths than a jack-up drilling rig and in more severe sea conditions than other types of drilling units.  Semisubmersible rigs are generally more expensive to operate than jack-up drilling rigs and are often limited in the amount of supplies that can be stored on board.

Semisubmersible Tender Assist Rigs.  Semisubmersible tender assist rigs operate like semisubmersible rigs except that their drilling equipment is temporarily installed on permanently constructed offshore support platforms.  Semisubmersible tender assist rigs provide crew accommodations, storage facilities and other support for drilling operations.

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

Submersible Drilling Rigs.  The submersible drilling rig we own has two hulls, the lower being a mat, which is capable of being flooded.  Drilling equipment and crew accommodations are located on the main hull.  After the drilling unit is towed to its location, the lower hull is flooded, lowering the entire unit to its operating draft at which it rests on the sea floor.  On completion of operations, the lower hull is deballasted, raising the entire unit to its towing draft.  This type of drilling unit is designed to operate in shallow water depths ranging from 9 to 70 feet and can operate in moderately severe sea conditions.  Although drilling units of this type are less expensive to operate, like a jack-up drilling rig, they cannot operate in water as deep as that in which a semisubmersible rig can operate.  A submersible drilling rig is a bottom supported rigs.

DRILLING CONTRACTS

We obtain the contracts under which we operate our units either through individual negotiation with the customer or by submitting proposals in competition with other contractors.  Our contracts vary in their terms and conditions.  The initial term of contracts for our owned and/or managed units has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling unit, a force majeure event, excessive equipment breakdown or failure to meet minimum performance criteria.  It is not unusual for contracts to contain renewal provisions, which in time of weak market conditions are usually at the option of the customer; and in time of strong market demand are usually mutually agreeable.

The rate of compensation specified in each contract depends on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables.  Generally, contracts for drilling, management and support services specify a basic rate of compensation computed on a dayrate basis.  Such agreements generally provide for a reduced dayrate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond our control.  Some contracts also provide for revision of the specified dayrates in the event of material changes in certain items of cost.  Any period during which a rig is not earning a full operating dayrate because of the above conditions or because the rig is idle and not on contract will have an adverse effect on operating profits.  An over-supply of drilling rigs in any market area can adversely affect our ability to employ our drilling units.  Our active rig utilization rate, which excludes contractual downtime for rig upgrades, for fiscal years 2009, 2008 and 2007 was 85%, 100% and 100%, respectively.

We currently expect the following planned zero rate downtime for the following rigs during fiscal year 2010:

VICKSBURG	Ten (10) zero rate days during the third and fourth quarter due to required regulatory inspections
RICHMOND	Ten (10) zero rate days during the third quarter for required regulatory inspections
ATWOOD SOUTHERN CROSS	Ten (10) zero rate days during the fourth quarter for required regulatory inspections

In addition to the above planned downtime, we are always at risk for unplanned downtime.  During the four prior fiscal years, we have incurred approximately 1% to 2% of unplanned zero rate days per fiscal year.  Maintaining high equipment utilization in up, as well as down, cycles is a big factor in generating cash to satisfy current and future obligations.

Even though we continue to anticipate drilling market challenges in fiscal year 2010, we are currently experiencing increases in bidding activities and remain confident in the long-term outlook for the worldwide offshore drilling industry, especially for deepwater drilling.  Despite recent improvement in bidding activities, there continues to be an excess of worldwide rig fleet availability, especially for jack-up rigs and semisubmersible drilling units technically similar to the ATWOOD SOUTHERN CROSS.  Dayrates, especially for jack-ups, have declined from levels that existed prior to the commencement of the global financial crisis that continue to negatively impact the availability of capital and liquidity from banks and other providers of credit.  The continuing delivery of newly constructed jack-up rigs is also negatively impacting the worldwide supply related to current market demand.

During fiscal year 2009, we incurred idle days on four of our nine drilling rigs; ATWOOD SOUTHERN CROSS, ATWOOD BEACON, VICKSBURG and RICHMOND.  Currently, the ATWOOD SOUTHERN CROSS is our only uncontracted rig, with the VICKSBURG, RICHMOND and ATWOOD BEACON having short-term contracts that expire in March 2010, December 2009 and June 2010, respectively.  We are continuing to pursue additional contract commitments for these four rigs; however, there is no guarantee that we will not incur idle time on some or all of these rigs during fiscal year 2010.

For long moves of drilling equipment, we attempt to obtain from our customers either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit.  In today’s current market environment, we attempt to fully recover our relocation costs but are not always able to do so due to the relative supply and demand of available rigs and current dayrate pricing trends.  However, in a stronger market environment, we are generally able to receive a dayrate as mobilization compensation and fully recover our relocation costs.  We can give no assurance that we will receive full or partial recovery of any future relocation costs beyond that for which we have already contracted.

Operation of our drilling equipment is subject to the offshore drilling requirements of petroleum exploration companies and agencies of foreign governments.  These requirements are, in turn, subject to changes in government policies, world demand and prices for petroleum products, proved reserves in relation to such demand and the extent to which such demand can be met from onshore sources.

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

Our operations are also subject to disruption due to terrorism or piracy.  As a result of significant losses incurred by the insurance industry due to terrorism, offshore drilling rig accidents, damages from hurricanes and other events, we have experienced increases in premiums for certain insurance coverages.  Although we believe that we are adequately insured against normal and foreseeable risks in our operations in accordance with industry standards, such insurance may not be adequate to protect us against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism.  To date, we have not experienced difficulty in obtaining insurance coverage, although we can provide no assurance as to the future availability of such insurance or the cost thereof.  The occurrence of a significant event against which we are not adequately insured could have a material adverse effect on our financial position.  See also “Risk Factors” in Part I, Item 1A.

CUSTOMERS

During fiscal year 2009, we performed operations for 13 customers.  Because of the relatively limited number of customers for which we can operate at any given time, revenues from 3 different customers amounted to 10% or more of our revenues in fiscal year 2009 as indicated below:

Customer	Percentage of Revenues
Noble Energy Mediterranean, Ltd.	26%
Woodside Energy Ltd	20%
Sarawak Shell Bhd.	14%

Our business operations are subject to the risks associated with a business having a limited number of customers for our products or services, and a decrease in the drilling programs of these customers in the areas where we are employed may adversely affect our revenues and, therefore, our results of operations and cash flows.

COMPETITION

We compete with several international offshore drilling contractors, most of which are substantially larger than we are and which possess appreciably greater financial and other resources.  We believe the six members of our self-determined peer group included in our Common Stock Price Performance Graph in our Annual Report to Shareholders filed herewith to be competitors.  The offshore drilling industry is very competitive, with no single offshore drilling contractor being dominant.  Thus, there is competition in securing available offshore drilling contracts.

Price competition is generally the most important factor in the offshore drilling industry; however, when there is high worldwide utilization of equipment, rig availability and suitability become more important factors in securing contracts than price.  The technical capability of specialized drilling equipment and personnel at the time and place required by customers are also important.  Other competitive factors include work force experience, rig suitability, efficiency, condition of equipment, safety performance, reputation and customer relations.  We believe that we compete favorably with respect to these factors.

INDUSTRY TRENDS

The performance of the offshore drilling industry is largely determined by basic supply and demand for available equipment.  Periods of high demand and high dayrates are often followed by periods of low demand and low dayrates.  Offshore drilling contractors can mobilize rigs from one region of the world to another, can “cold stack” rigs (taking them out of service) or reactivate cold stacked rigs in order to adjust supply of existing equipment in various markets to meet demand.  The market is highly volatile and is typically driven by general economic activity and changes in actual or anticipated oil and gas prices.  Generally, sustained high energy prices translate into increased exploration and production spending by oil and gas companies, which in turn results in increased drilling activity and demand for equipment like ours.

The offshore markets where we currently operate, offshore Southeast Asia, offshore Africa, offshore Australia and the Mediterranean Sea, offer the potential for continuing high utilization over the long-term.  Even though we anticipate the offshore drilling market will continue to have its challenges during fiscal year 2010 resulting on lower utilization than in recent years, we believe the long-term outlook for the worldwide offshore drilling industry remains positive.

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

Virtually all of our tax provision for fiscal years 2007, 2008 and 2009 relates to taxes in foreign jurisdictions.  As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions which significantly reduced our effective tax rate for the current fiscal year when compared to the United States statutory rate.  Our effective tax rate for fiscal year 2009 was 15%.   Excluding any discrete items that may occur, we expect our effective tax rate to be approximately 16%-18% for fiscal year 2010. We do not record United States federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $537 million at September 30, 2009. It is not practicable to estimate the amount of any deferred tax liability associated with these undistributed earnings.  If these earnings were to be remitted to us, any United States income taxes payable would be substantially reduced by foreign tax credits generated by the repatriation of the earnings.  Such foreign tax credits totaled approximately $137 million at September 30, 2009.   For information about risk associated with our foreign operations, see Part I, Item 1A, “Risk Factors — Our Reliance on Foreign Operations Exposes Us to Additional Risks Not Generally Associated With Domestic Operations Which Could Have an Adverse Effect on Our Operations or Financial Results.”

EMPLOYEES

We currently employ approximately 1,000 persons in our domestic and foreign operations.  In connection with our foreign drilling operations, we are often required by the host country to hire substantial portions of our work force in that country and, in some cases, these employees are represented by foreign unions.  To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages.  Our success depends to a significant extent upon the efforts and abilities of our executive officers and other key management personnel.  There is no assurance that these individuals will continue in such capacity for any particular period of time, and the planned retirement of two of our officers, John R. Irwin, our Chief Executive Officer and President, effective July 31, 2010 , and James M. Holland, our Chief Financial Officer, Senior Vice President and Secretary, effective December 31, 2010, has been announced.   The Nominating and Corporate Goverance Committee of the Board of Directors has engaged an executive search firm to assist with evaluation and recruitment of suitable successor candidates.

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

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  Such persons include the owner or operator of a facility where a release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at a particular site.  Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.  It is also not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

•	the extent to which customers and potential customers continue to pursue deepwater drilling;

•	exploration success or lack of exploration success by our customers and potential customers;

•	the highly competitive and volatile nature of our business, with periods of low demand and excess rig availability;

•	the impact of possible disruption in operations due to terrorism, acts of piracy, embargoes, war or other military operations;

•	our ability to enter into and the terms of future drilling contracts;

•	the availability of qualified personnel;

•	our failure to retain the business of one or more significant customers;

•	the termination or renegotiation of contracts by customers;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured loss;

•	the risks of international operations, including possible economic, political, social or monetary instability, and compliance with foreign laws;

•	the effect public health concerns could have on our international operations and financial results;

•	compliance with or breach of environmental laws;

•	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

•	the adequacy of sources of liquidity for our operations and those of our customers;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

•
higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase general and administrative expenses;

•	the actions of our competitors in the offshore drilling industry, which could significantly influence rig dayrates and utilization;

•	changes in the geographic areas in which our customers plan to operate or the tax rate in such jurisdiction, which in turn could change our expected effective tax rate;

•	changes in oil and gas drilling technology or in our competitors’ drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

•	rig availability;

•	the effects and uncertainties of legal and administrative proceedings and other contingencies;

•	the impact of governmental laws and regulations and the uncertainties involved in their administration, particularly in some foreign jurisdictions;

•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;

•	risks involved in the construction of a dynamically positioned semisubmersible drilling unit without a contract;

•
although our current long-term contract commitments do not provide for early termination due to market deterioration, the risk that customers could seek to amend some of these contracts due to market decline could alter the timing and amount of our current contracted cash flows;

•
the risks involved in the construction, upgrade, and repair of our drilling units including project delays affecting our ability to meet contractual commitments, as well as commencement of operations of our drilling units following delivery; and

•	such other factors as may be discussed in this report and our other reports filed with the Securities and Exchange Commission, or SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  See also “Risk Factors” in Item 1A. Other unknown or unpredictable factors could also have material adverse effects on future results.  The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan” and similar expressions identify forward-looking statements.  These forward-looking statements are found at various places throughout the Management’s Discussion and Analysis in our Annual Report to Shareholders for fiscal year 2009 filed herewith and incorporated herein by reference in Part I, Part II, Part IV and elsewhere in this report.  When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time.  Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof.  Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

COMPANY INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov.  Our website address is www.atwd.com.  We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We have adopted a code of ethics applicable to our chief executive officer and our senior financial officers which is also available on our website.  We intend to satisfy the disclosure requirement regarding any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K for such event.  Unless stated otherwise, information on our website is not incorporated by reference into this report or made a part hereof for any purpose.  You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room and copy charges.

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

During recent years, the level of offshore exploration, development and production activity and more recently the price for oil and natural gas has been volatile. Such volatility is likely to continue in the future. A decline in the worldwide demand for oil and natural gas or prolonged low oil or natural gas prices in the future would likely result in reduced exploration and development of offshore areas and a decline in the demand for our services. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Any such decrease in activity is likely to reduce our dayrates and our utilization rates and, therefore, could have a material adverse effect on our financial condition, results of operations and cash flows.

THE CURRENT GLOBAL FINANCIAL CRISIS MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION.

The current global financial crisis has created significant reductions in available capital and liquidity from banks and other providers of credit, which may adversely affect our customers’ and lenders’ abilities to fulfill their obligations to us.  In addition, continued deterioration in the global economy could result in reduced demand for crude oil and natural gas, exploration and production activity and demand for offshore drilling services, which could lead to declining dayrates and a decrease of new contract activity.

RIG CONVERSIONS, UPGRADES OR NEWBUILDS MAY BE SUBJECT TO DELAYS AND COST OVERRUNS.

From time to time we may undertake to increase our fleet capacity through conversions or upgrades to rigs or through new construction. These projects are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

▪	shortages of equipment, materials or skilled labor;

▪	unscheduled delays in the delivery of ordered materials and equipment;

▪	unanticipated cost increases;

▪	weather interferences;

▪	difficulties in obtaining necessary permits or in meeting permit conditions;

▪	design and engineering problems;

▪	shipyard failures; and.

▪	risks involved in the construction of a dynamically positioned semisubmersible drilling unit without a contract.
    Project delays may affect our ability to meet contractual commitments as well as the commencemnt of operations of our dilling units following delivery.  For example,  the ATWOOD OSPREY, scheduled for delivery in early 2011, has a contract with Chevron Australia Pty. Ltd. which could be canceled by our customer if the rig has not commenced operations by January 31, 2012.

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

THE INTENSE PRICE COMPETITION AND VOLATILITY OF OUR INDUSTRY, WHICH IS MARKED BY PERIODS OF LOW DEMAND, EXCESS RIG AVAILABILITY AND LOW DAYRATES, COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES, PROFITABILITY AND CASH FLOWS.

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

The industry in which we operate historically has been volatile, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, low rig availability and increasing dayrates.  Periods of excess rig supply intensify the competition in the industry and often result in rigs being idled.  Several markets in which we operate are currently oversupplied.  Lower utilization and dayrates in one or more of the regions in which we operate would adversely affect our revenues and profitability.  Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.  We may be required to idle rigs or to enter into lower-rate contracts in response to market conditions in the future.

WE RELY HEAVILY ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services.  Noble Energy Mediterranean, Ltd., Woodside Energy Ltd. and Sarawak Shell Bhd. provided approximately 26%, 20% and 14%, respectively, of our consolidated revenues in fiscal year 2009.  Our results of operations could be materially adversely affected if any of our major customers terminate their contracts with us, fail to renew our existing contracts or refuse to award new contracts to us.

WE MAY SUFFER LOSSES IF OUR CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE THEIR CONTRACTS.

Certain of our contracts with customers may be cancelable upon specified notice at the option of the customer.  However, in such cases, these contracts would require the customer to pay a specified early termination payment upon cancellation, which payments may not fully compensate us for the loss of the contract.  Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of acts of God or excessive rig downtime for repairs, or other specified conditions.  Early termination of a contract may result in a rig being idle for an extended period of time.  Our revenues may be adversely affected by customers' early termination of contracts, especially if we are unable to recontract the affected rig within a short period of time.  During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate.  As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts.  The renegotiation of a number of our drilling contracts could adversely affect our financial position, results of operations and cash flows.

WE COULD INCUR DIFFICULTY IN FUNDING OUR CURRENT OR FUTURE RIG CONSTRUCTION, RIG ACQUISITION OR RIG UPGRADE PROGRAMS OR FUTURE DRILLING OPERATIONS IF WE ARE UNABLE TO OBTAIN A SUFFICIENT AMOUNT OF FINANCING OR IF ONE OR MORE MEMBERS OF OUR BANK GROUP SHOULD FAIL.

Historically, we have utilized bank group financing to fund our rig construction, rig acquisition and rig upgrade programs and, if needed, a portion of drilling operations.  The inability to obtain a sufficient amount of financing or the inability of one or more of the bank group members to provide committed funding could adversely affect our ability to complete any rig construction, rig acquisition, rig upgrade programs or drilling operations.  To date, we have been able to obtain adequate bank group financing to fund all of our commitments.

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

OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE CONTRACTS FOR OUR DRILLING RIGS ON ECONOMICALLY FAVORABLE TERMS.

The drilling markets in which we compete frequently experience significant fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment.  In response to fluctuating market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when such moves are economically justified.  If demand for our rigs declines, rig utilization and dayrates are generally adversely affected, which in turn, would adversely effect our revenues.

FAILURE TO OBTAIN AND RETAIN KEY PERSONNEL COULD IMPEDE OUR OPERATIONS.

We depend to a significant extent upon the efforts and abilities of our executive officers and other key management personnel.  There is no assurance that these individuals will continue in such capacity for any particular period of time. The loss of the services of one or more of our executive officers or key management personnel could adversely affect our operations. The planned retirement of two key members of our senior management team, John R. Irwin, our Chief Executive Officer and President, effective July 31, 2010 and James M. Holland, our Chief Financial Officer, Senior Vice President and Secretary,  effective December 31, 2010, has been announced.   The Nominating and Corporate Goverance Committee of the Board of Directors has engaged an executive search firm to assist with evaluation and recruitment of suitable successor candidateshas.  If we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely impacted.

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

During the past five years, we derived substantially all of our revenues from foreign sources.  We, therefore, face risks inherent in conducting business internationally, such as:

▪	legal and governmental regulatory requirements;

▪	difficulties and costs of staffing and managing international operations;

▪	language and cultural differences;

▪	potential vessel seizure or nationalization of assets;

▪	import-export quotas or other trade barriers;

▪	renegotiation or nullification of existing contracts;

▪	difficulties in collecting accounts receivable and longer collection periods;

▪	foreign and domestic monetary policies;

▪	political and economic instability;

▪	terrorist acts, war and civil disturbances;

▪	assault on property or personnel;

▪	travel limitations or operational problems caused by public health threats;

▪	imposition of currency exchange controls; or

▪	potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws.

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

WE ARE SUBJECT TO WAR, SABOTAGE, TERRORISM AND PIRACY, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

The terrorist attacks of September 11, 2001, have had a continuing impact, including those related to the current United States military campaigns in Afghanistan and Iraq, on the energy industry.  It is unclear what impact the current United States military campaigns or possible future campaigns will have on the energy industry in general, or us in particular, in the future.  Uncertainty surrounding retaliatory military strikes or a sustained military campaign may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror.  War or risk of war may also have an adverse effect on the economy.

The terrorist attacks have resulted in a hardening of the insurance market.  We maintain insurance coverage against casualty and liability risks and have renewed our primary insurance program through June 30, 2010.  We will evaluate the need to maintain this coverage as it applies to our drilling fleet in the future. We believe our insurance is adequate, and we have never experienced a loss in excess of policy limits.  Current policy limits in place for the period July 1, 2009 through June 30, 2010 range from a low of $40 million for the RICHMOND to a high of $300 million for the ATWOOD HUNTER.  There is no assurance that our insurance coverage will be available or affordable and, if available, whether it will be adequate to cover future claims that may arise.

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

As of November 24, 2009, Helmerich & Payne International Drilling Co., owns of record and beneficially 8,000,000 shares, or approximately 12% of the issued and outstanding shares of our common stock.  One of our directors, Hans Helmerich, is an executive officer of Helmerich & Payne, Inc. (“H&P”) the parent company of Helmerich & Payne International Drilling Co.  Another director, George Dotson, was also an executive officer of H&P until his retirement in 2006.  The beneficial ownership of our common stock and membership of an officer of H&P on our board may enable H&P to exercise some influence over the election of directors and other corporate matters requiring shareholder or board of directors' approval.

FUTURE SALES OF OUR COMMON STOCK BY HELMERICH & PAYNE INTERNATIONAL DRILLING CO. OR ANY OTHER LARGE SHAREHOLDER COULD ADVERSELY AFFECT OUR MARKET PRICE.

Helmerich & Payne International Drilling Co. has advised us that, consistent with its pursuit of a strategy of focusing on its core drilling business, it intends to evaluate its entire investment portfolio, which includes shares of our common stock, and its cash requirements on a continuous basis and that it may seek to dispose of all or a portion of the shares of our common stock owned by it when and as necessary, from time to time, to fund its corporate needs.  Until the sale of all of the shares of common stock owned by Helmerich & Payne International Drilling Co. or any other large shareholder are sold, we will or may have a large number of shares of common stock outstanding and available for resale beginning at various points in the future.  Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could also make it more difficult for us to sell new issue common stock or other equity securities in the future at a time and at a price that we deem appropriate.

ANTI-TAKEOVER PROVISIONS IN OUR AMENDED AND RESTATED CERTIFICATE OF FORMATION, SECOND AMENDED AND RESTATED BYLAWS, AND RIGHTS PLAN COULD MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO RECEIVE A PREMIUM FOR THEIR SHARES UPON A CHANGE OF CONTROL.

Holders of the common stock of acquisition targets often receive a premium for their shares upon a change of control.  Texas law and the following provisions, among others, of our certificate of formation, bylaws and rights plan, all as amended from time to time, could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

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

    ITEM 1B.      UNRESOLVED STAFF COMMENTS

       None.

    ITEM 2.    PROPERTIES

Information regarding the current location and general character of our principal assets may be found in the table with the caption heading “Offshore Drilling Operations” in the Company's Annual Report to Shareholders for fiscal year 2009, which is incorporated by reference herein.

Collectively since fiscal year 1997, we have expended approximately $727 million in upgrading seven offshore mobile drilling units and constructing two ultra-premium jackup units, the ATWOOD BEACON and the ATWOOD AURORA.  The timing and costs of the various upgrades and construction are as follows:

DRILLING UNITS	FISCAL YEAR UPGRADE/ CONSTRUCTION COMPLETED	COST OF UPGRADE/ CONSTRUCTION
		(In Millions)

ATWOOD HUNTER (PHASE I)	1997	$ 40
ATWOOD SOUTHERN CROSS (PHASE I)	1997	35
ATWOOD FALCON (PHASE I)	1998	45
VICKSBURG (PHASE II)	1998	35
SEAHAWK (PHASE I)	1999	22
ATWOOD EAGLE (PHASE I)	2000	8
RICHMOND (PHASE I)	2000	7
ATWOOD HUNTER (PHASE II)	2001	58
ATWOOD EAGLE (PHASE II)	2002	90
ATWOOD BEACON	2003	120
ATWOOD SOUTHERN CROSS (PHASE II)	2006	7
SEAHAWK (PHASE II)	2006	16
ATWOOD FALCON (PHASE II)	2006	23
RICHMOND (PHASE II)	2008	17
ATWOOD AURORA	2009	197
VICKSBURG (PHASE II)	2009	7
		$727

The two deepwater semisubmersibles under construction in Singapore will be our tenth and eleventh drilling units upon their expected completion in early 2011 and mid-2012.  These drilling units are expected to cost approximately $625 million and $750 million, respectively.

We have pledged the ATWOOD HUNTER, ATWOOD EAGLE, and ATWOOD BEACON as security for our $300 million credit agreement entered into in October 2007.  We have also pledged the ATWOOD FALCON, ATWOOD SOUTHERN CROSS and ATWOOD AURORA as security for our $280 million credit agreement entered into in November 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2009, no matters were submitted to a vote of shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Based upon information provided to us by a third party service provider, as of November 11, 2009, there were approximately 38,700 beneficial owners of our common stock.   Our common stock and associated preferred stock purchase rights are traded on the New York Stock Exchange under the symbol “ATW”.

We did not pay cash dividends in fiscal years 2008 or 2009 and we do not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of our business.  To enable us to maintain our highly competitive profile in the industry, we expect to utilize cash reserves at the appropriate time to upgrade existing equipment or to construct additional equipment. Our credit facilities in place at September 30, 2009, prohibit payments of cash dividends on common stock without lender approval.  In June 2008, we declared a two-for-one stock split of our common stock effected in the form of a 100% common stock dividend.

Market information concerning our common stock may be found under the caption heading “Stock Price Information" in our Annual Report to Shareholders for fiscal year 2009, which is filed herewith and incorporated by reference herein.

Equity compensation plan information required by this item may be found in Note 3 to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2009, which is filed herewith and incorporated by reference herein.

Stock Performance Graph required by this item may be found under the caption heading “Common Stock Price Performance Graph” in our Annual Report to Shareholders for fiscal year 2009, which is filed herewith and incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item may be found under the caption “Five Year Financial Review" in our Annual Report to Shareholders for fiscal year 2009, which is filed herewith and incorporated by reference herein.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item may be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders for fiscal year 2009, which is filed herewith and incorporated by reference herein.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found under the caption “Disclosures About Market Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Shareholders for fiscal year 2009, which is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2009, which is filed herewith and incorporated by reference herein.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

A copy of our Management’s Report on Internal Control over Financial Reporting is included in our Annual Report to Shareholders for fiscal year 2009, which is filed herewith and incorporated by reference herein.

(c)	Attestation Report of the Independent Registered Public Accounting Firm.

A copy of the attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, is included in our Annual Report to Shareholders for fiscal year 2009, which is filed herewith and incorporated by reference herein.

(d)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 2010, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 2010, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 2010, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 2010, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 2010, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)	FINANCIAL STATEMENTS AND EXHIBITS

1. and 2. FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements, together with the report of PricewaterhouseCoopers LLP dated November 24, 2009, appearing in our Annual Report to Shareholders for fiscal year 2009 filed herewith, are incorporated by reference herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2008 and 2009

Consolidated Statements of Operations for years ended September 30, 2007, 2008, and 2009

Consolidated Statements of Cash Flows for each for years ended September 30, 2007, 2008, and 2009

Consolidated Statements of Changes in Shareholders' Equity for years ended September 30, 2007, 2008, and 2009

Notes to Consolidated Financial Statements

3.           MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS

See the “EXHIBIT INDEX” for a listing of all the Exhibits filed as a part of this report.

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

Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement (1996 Incentive Equity Plan) - See Exhibit 10.1.4 hereof.

Amendment No. 2 to Atwood Oceanics, Inc. 1996 Incentive Equity Plan - See Exhibit 10.1.5 hereof.

Atwood Oceanics, Inc.  Amended and Restated 2001 Stock Incentive Plan – See Exhibit 10.1.6 hereof.

Form of Atwood Oceanics, Inc. Stock Option Agreement (2001 Stock Incentive Plan) – See Exhibit 10.1.7 hereof.

Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement (2001 Stock Incentive Plan) – See Exhibit 10.1.8 hereof.

Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan – See Exhibit 10.1.9 hereof.

Non-Employee Directors’ Elective Deferred Compensation Plan – See Exhibit 10.1.10 hereof.

Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan – See Exhibit 10.1.11 hereof.

Amendment No. 1 to Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan – See Exhibit 10.1.12 hereof.

Form of Stock Option Agreement (2007 Long-Term Incentive Plan) – See Exhibit 10.1.13 hereof.

Form of Restricted Stock Award Agreement (2007 Long-Term Incentive Plan) – See Exhibit 10.1.14 hereof.

Form of Non-Employee Director Restricted Stock Award Agreement (2007 Long-Term Incentive Plan) – See Exhibit 10.1.15 hereof.

Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2009  – See Exhibit 10.2.1 hereof.

Executive Agreement dated as of September 22, 2009 between the Company and John R. Irwin – See Exhibit 10.3.1 hereof.

Executive Agreement dated as of September 22, 2009 between the Company and James M. Holland – See Exhibit 10.3.2 hereof.

Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley – See Exhibit 10.3.3 hereof.

Executive Agreement dated as of June 1, 2008 between the Company and Alan Quintero – See Exhibit 10.3.4. hereof.

Executive Retention Agreement dated as of September 22, 2009 between the Company and John R. Irwin – See Exhibit 10.3.5 hereof.

Executive Retention Agreement dated as of September 22, 2009 between the Company and James M. Holland – See Exhibit 10.3.6 hereof.

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

                                                                                 ATWOOD OCEANICS, INC.

                                                                                 /S/JOHN R. IRWIN
                                                                                 JOHN R. IRWIN
                            President and Chief Executive Officer
                                                                                 DATE:  November 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JAMES M. HOLLAND                                                                                     /S/ JOHN R. IRWIN
JAMES M. HOLLAND                                                                                           JOHN R. IRWIN
Senior Vice President and Chief Financial Officer                                              President, Chief Executive Officer and (Principal Financial and Accounting Officer)Director
Date:  November 25, 2009                                                                                       (Principal Executive Officer)
    Date:  November 25, 2009

/S/ ROBERT W. BURGESS                                                                                     /S/ GEORGE S. DOTSON
ROBERT W. BURGESS                                                                                          GEORGE S. DOTSON
Director                                                                                                                     Director
Date:  November 25, 2009                                                                                       Date:  November 25, 2009

/S/ HANS HELMERICH                                                                                        /S/ DEBORAH A. BECK
HANS HELMERICH                                                                                              DEBORAH A. BECK
Director                                                                                                                    Director
Date:  November 25, 2009                                                                                     Date:  November 25, 2009

/S/JAMES R. MONTAGUE                                                                                  /S/JACK E. GOLDEN
JAMES R. MONTAGUE                                                                                       JACK E. GOLDEN
Director                                                                                            Director
DATE:  November 25, 2009                                                                                   DATE:  November 25, 2009

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 10-K filed for the quarter ended March 31, 2008).

3.2	Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2. of our Form 10-Q for the quarter ended March 31, 2008).

3.3	Second Amended and Restated By-Laws dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.3 of our Form 10-Q for the quarter ended March 31, 2008).

3.4	Amendment No. 1 to Second Amended and Restated By-Laws dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.4 of our Form 10-Q for the quarter ended March 31, 2008).

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

10.1.1	Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 1997).

10.1.2	Form of Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.3.2 of our Form 10-K for the year ended September 30, 1999).

10.1.3	Amendment No. 1 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.3.3 of our Form 10-K for the year ended September 30, 1999).

10.1.4
Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.3.4 of our Form 10-K for the year ended September 30, 1999).

10.1.5	Amendment No. 2 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Appendix A to our Form DEF 14A filed January 12, 2001).

10.1.6	Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix D to our definitive proxy statement on Form DEF 14A filed January 13, 2006).

10.1.7	Form of Atwood Oceanics, Inc. Stock Option Agreement – 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.7 of our Form 10-K for the year ended September 30, 2005).

10.1.8	Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement – 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.8 of our Form 10-K for the year ended September 30, 2005).

10.1.9	Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed June 1, 2006).

10.1.10	Non-Employee Directors’ Elective Deferred Compensation Plan effective December 1, 2007 (Incorporation herein by reference to Exhibit 10.1 of our Form 8-K filed November 14, 2007).

10.1.11	Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (Incorporated herein by reference to Appendix B to our definitive proxy statement on Form DEF 14A filed January 9, 2007).

10.1.12	Amendment No. 1 to Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference to Appendix B to our revised definitive proxy statement on Form DEF14A filed January 15, 2008).

10.1.13	Form of Stock Option Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.1 of our Form 10-Q for the quarter ended March 31, 2007).

10.1.14	Form of Restricted Stock Award Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.2 of our Form 10-Q for the quarter ended March 31, 2007).

*10.1.15	Form of Non-Employee Director Restricted Stock Award Agreement – 2007 Long-Term Incentive Plan.

*10.2.1	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2009.

10.3.1	Executive Agreement dated as of September 22, 2009 between the Company and John R. Irwin (Incorporated herein by reference to Exhibit 10.3 of our Form 8-K filed September 22, 2009).

10.3.2	Executive Agreement dated as of September 22, 2009 between the Company and James M. Holland (Incorporated herein by reference to Exhibit 10.4 of our Form 8-K filed September 22, 2009).

10.3.3	Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley (Incorporated herein by reference to Exhibit 10.5.3 of our Form 10-K for the year ended September 30, 2002).

10.3.4	Executive Agreement dated as of June 1, 2008 between the Company and Alan Quintero (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed June 9, 2008).

10.3.5	Executive Retention Agreement dated as of September 22, 2009 between the Company and John R. Irwin (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed September 22, 2009).

10.3.6	Executive Retention Agreement dated as of September 22, 2009 between the Company and James M. Holland (Incorporated herein by reference to Exhibit 10.2 of our Form 8-K filed September 22, 2009).

10.4
Credit Agreement for $300 million dated October 26, 2007 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed November 1, 2007).

10.4.1	First Amendment to Credit Agreement dated August 19, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed August 22, 2008).

10.4.2	Amended and Restated First Amendment to Credit Agreement dated November 24, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed November 26, 2008).

10.5
Credit Agreement for $280 million dated November 25, 2008 among the Company, Atwood Oceanics Pacific Limited and Nordea Bank Finland Plc and other Financial Institutions (Incorporated herein by reference to Exhibit 10.2 of our Form 8-K filed November 26, 2008).

10.6
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