Form 10-Q
period 2010-02-03
ATWOOD OCEANICS INC
filed 2010-02-04
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
----------------
Form 10-Q

       ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2010: 64,391,639 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2009

INDEX

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2009	2008

REVENUES:
Contract drilling	$164,243	$165,504

COSTS AND EXPENSES:
Contract drilling	61,042	55,397
Depreciation	9,713	7,909
General and administrative	11,623	10,244
(Gain) Loss on sale of equipment	(87)	48
	82,291	73,598
OPERATING INCOME	81,952	91,906

OTHER INCOME (EXPENSE)
Interest expense	(733)	(305)
Interest income	36	115
	(697)	(190)
INCOME BEFORE INCOME TAXES	81,255	91,716
PROVISION FOR INCOME TAXES	14,271	13,353
NET INCOME	$66,984	$78,363

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	1.04	1.22
Diluted	1.03	1.22
AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	64,303	64,081
Diluted	65,023	64,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	September 30,
	2009	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$187,205	$100,259
Accounts receivable, net of an allowance
of $65 at December 31, 2009
and September 30, 2009	106,027	124,053
Insurance receivable	1,538	2,518
Income tax receivable	11,927	8,306
Inventories of materials and supplies	50,584	50,136
Deferred tax assets	35	35
Prepaid expenses and deferred costs	15,572	19,297
Total Current Assets	372,888	304,604

NET PROPERTY AND EQUIPMENT	1,222,483	1,184,300

LONG TERM ASSETS:
Other receivables	14,331	14,331
Deferred costs and other assets	5,856	6,167
	20,187	20,498
	$1,615,558	$1,509,402

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$50,510	$19,066
Accrued liabilities	30,277	28,960
Income tax payable	35,125	29,067
Deferred credits	36,779	35,825
Total Current Liabilities	152,691	112,918

LONG-TERM DEBT	275,000	275,000
	275,000	275,000
LONG TERM LIABILITIES:
Deferred income taxes	2,849	6,082
Deferred credits	1,842	2,921
Other	10,937	10,188
	15,628	19,191

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 90,000 shares
authorized with 64,385 and 64,236 issued
and outstanding at December 31, 2009
and September 30, 2009, respectively	64,385	64,236
Paid-in capital	125,270	122,457
Retained earnings	982,584	915,600
Total Shareholders' Equity	1,172,239	1,102,293
	$1,615,558	$1,509,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$66,984	$78,363
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	9,713	7,909
Amortization of debt issuance costs	201	114
Amortization of deferred items	(55,215)	(3,059)
Provision for inventory obsolesence	135	-
Deferred income tax benefit	(3,233)	(648)
Stock-based compensation expense	2,521	2,046
(Gain) Loss on sale of equipment	(87)	48
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	18,026	(32,687)
(Increase) Decrease in insurance receivable	980	(355)
Increase in income tax receivable	(3,621)	(299)
Increase in inventory	(583)	(5,203)
Decrease in prepaid expenses	3,128	2,949
Increase in deferred costs and other assets	(3,090)	(338)
Decrease in accounts payable	(1,740)	(952)
Increase in accrued liabilities	3,867	4,182
Increase in income tax payable	6,058	8,450
Increase in deferred credits and other liabilities	59,673	1,490
Net cash provided by operating activities	103,717	62,010

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(17,299)	(164,046)
Proceeds from sale of equipment	87	-
Net cash used by investing activities	(17,212)	(164,046)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt	-	130,000
Proceeds from exercise of stock options	441	8
Debt issuance costs paid	-	(2,567)
Net cash provided by financing activities	441	127,441

NET INCREASE IN CASH AND CASH EQUIVALENTS	$86,946	$25,405
CASH AND CASH EQUIVALENTS, at beginning of period	$100,259	$121,092
CASH AND CASH EQUIVALENTS, at end of period	$187,205	$146,497
---------------------------------------------------------
Non-cash activities
Increase in insurance receivable related to reduction in value
of spare capital equipment and inventory	$-	$953
Increase in accounts payable and accrued liabilities related
to capital expenditures	$30,597	$6,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2009	64,236	$64,236	$122,457	$915,600	$1,102,293
Net income	-	-	-	66,984	66,984
Restricted stock awards	118	118	(118)	-	-
Exercise of employee stock options	31	31	410	-	441
Stock option and restricted stock
award compensation expense	-	-	2,521	-	2,521
December 31, 2009	64,385	$64,385	$125,270	$982,584	$1,172,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           UNAUDITED INTERIM INFORMATION

 The unaudited interim condensed consolidated financial statements as of December 31, 2009, and for the three month periods ended December 31, 2009 and 2008, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2009.  Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading.  The interim financial results may not be indicative of results that could be expected for a full fiscal year.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2009.   In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

2.           SHARE-BASED COMPENSATION

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of December 31, 2009, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $6.6 million and $16.0 million, respectively, which we expect to recognize over a weighted average period of approximately 2.5 years.

Awards of restricted stock and stock options have both been granted under our stock incentive plans during the current fiscal quarter.  We deliver newly issued shares of common stock for restricted stock awards upon vesting and upon exercise of stock options.  All stock incentive plans currently in effect have been approved by the shareholders of our outstanding common stock.

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

The per share weighted average fair value of stock options granted during the three months ended December 31, 2009 was $14.69.  We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the three months ended December 31, 2009:

Risk-Free Interest Rate	2.1%
Expected Volatility	43%
Expected Life (Years)	5.3
Dividend Yield	None

The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. We determined expected volatility using a six year historical volatility figure and determined the expected term of the stock options using 10 years of historical data.  We have never paid any cash dividends on our common stock.

A summary of stock option activity during the three months ended December 31, 2009 is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options (000s)	Price	Life (Years)	Value (000s)
Outstanding at September 30, 2009	1,499	$18.03	6.2	$25,846
Granted	355	$35.69
Exercised	(30)	$14.07		$714
Forfeited	(5)	$25.51
Outstanding at December 31, 2009	1,819	$21.52	6.8	$26,068
Exercisable at December 31, 2009	1,120	$16.42	5.3	$21,756

Restricted Stock

We have also awarded restricted stock to certain employees and to our non-employee directors.  The awards of restricted stock to employees are subject to a vesting period ranging from three to four years. Awards of restricted stock to non-employee directors prior to Amendment No. 1 to the 2007 Plan, which was approved by our shareholders on February 14, 2008, vested immediately, while awards granted subsequent to the adoption of Amendment No. 1 to the 2007 Plan are subject to a vesting period of at least thirteen months, ranging from thirteen months to three years. All restricted stock awards granted to date are restricted from transfer for at least three or four years, depending on the terms of the award, from the date of grant, whether vested or unvested.  We value restricted stock awards at fair market value of our common stock on the date of grant.

A summary of restricted stock activity for the three months ended December 31, 2009 is as follows:

	Number of	Wtd. Avg.
	Shares (000s)	Fair Value
Unvested at September 30, 2009	558	$31.09
Granted	260	$35.69
Vested	(118)	$24.99
Forfeited	(7)	$19.54
Unvested at December 31, 2009	693	$33.98

3.           EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended

	Net		Per Share
	Income	Shares	Amount
December 31, 2009:
Basic earnings per share	$66,984	64,303	$1.04
Effect of dilutive securities -
Stock options	---	720	(0.01)

Diluted earnings per share	$66,984	65,023	$1.03

December 31, 2008:
Basic earnings per share	$78,363	64,081	$1.22
Effect of dilutive securities -
Stock options	---	251	$-

Diluted earnings per share	$78,363	64,332	$1.22

The calculation of diluted earnings per share for the three month period ended December 31, 2009 excludes consideration of shares of common stock related to 530,000 outstanding stock options because such options were anti-dilutive.  These options could potentially dilute basic earnings per share in the future.

4.           PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

		December 31,	September 30,
		2009	2009

Drilling vessels and related equipment
Cost		$1,583,252	$1,536,904
Accumulated depreciation		(366,221)	(356,907)
	Net book value	1,217,031	1,179,997

Drill Pipe
Cost		16,841	15,417
Accumulated depreciation		(13,284)	(13,022)
	Net book value	3,557	2,395

Furniture and other
Cost		9,874	9,750
Accumulated depreciation		(7,979)	(7,842)
	Net book value	1,895	1,908

NET PROPERTY AND EQUIPMENT		$1,222,483	$1,184,300

Warehouse Fire

On October 25, 2008, a fire occurred in a third party warehouse facility in Houston, Texas that we use to store fleetwide spare capital equipment.  In addition, this third party provides international freight forwarding services, and thus, the location was also used as a staging area for equipment shipments to our international fleet.  Although the fire was contained primarily to one area of the facility, we did incur significant damage to our fleet spares and other equipment in-transit.  We have insurance to cover the cost of replacing and repairing damaged equipment in excess of a $1,000 deductible.

We continue to work with our insurance company to evaluate the fire damage to determine if equipment can be repaired or must be replaced in order to determine a final claim amount.  The process is anticipated to last into 2nd quarter of fiscal year 2010.  However, based on the work to date, estimated property losses plus actual costs incurred to inspect and evaluate damaged equipment are approximately $5.1 million.  Thus, as of December 31, 2009, an insurance receivable has been recorded for our estimated insurance recoveries in an amount equal to the estimated losses and actual costs, less $3.6 million of insurance proceeds already collected.

New Semisubmersible Construction Projects

During fiscal year 2008, we entered into construction contracts with Jurong Shipyard Pte. Ltd. to construct two Friede & Goldman ExD Millennium semisubmersible drilling units (the ATWOOD OSPREY, a conventionally moored 6,000 foot water depth unit and a to-be-named dynamically positioned 10,000 foot water depth unit).  As of December 31, 2009, we had approximately $365 million and $280 million of construction in progress related to the construction of the ATWOOD OSPREY and our new to-be-named dynamically positioned semisubmersible, respectively.

5.	LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	December 31,	September 30,
	2009	2009
2007 credit facility, bearing interest (market adjustable)
at approximately 1.9% per annum at
December 31, 2009 and September 30, 2009, respectively	$200,000	$200,000
2008 credit facility, bearing interest (market adjustable)
at approximately 2.2% per annum at
December 31, 2009 and September 30, 2009, respectively	75,000	75,000
	$275,000	$275,000

As of December 31, 2009, we had approximately $95 million of funds available under our 5-year $300 million credit facility executed in October 2007 (the “2007 Credit Agreement”) and approximately $205 million available under our 5-year $280 million credit facility executed in November 2008 (the “2008 Credit Agreement”), with standby letters of credit in the aggregate amount of approximately $5.1 million and $0.5 million outstanding under the 2007 Credit Agreement  and the 2008 Credit Agreement, respectively.

The 2008 Credit Agreement and the 2007 Credit Agreement contain various financial covenants that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment.  As of December 31, 2009, our leverage ratio was .29, our interest expense coverage ratio was 48.2 and our collateral maintenance percentage was in excess of 150%.  We were in compliance with all financial covenants under the 2008 Credit Agreement and the 2007 Credit Agreement at December 31, 2009 and at all times during the quarter ended December 31, 2009.  As of February 4, 2010, no additional funds have been borrowed under either the 2007 Credit Agreement or the 2008 Credit Agreement subsequent to December 31, 2009.

6.	INCOME TAXES

At December 31, 2009, we had approximately $5.5 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $0.9 million which are included as Other Long Term Liabilities in the Consolidated Balance Sheet.  At December 31, 2009, all $5.5 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.  A summary of activity related to the net uncertain tax liabilities for the three months ended December 31, 2009 is as follows (in thousands):

Liability for Uncertain
Tax Positions
Balance at September 30, 2009	$4,947
Increases based on tax positions related to the current fiscal year	482
Increases based on tax positions related to prior fiscal years	22
Balance December 31, 2009	$5,451

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

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the first quarter of fiscal years 2010 and 2009 when compared to the United States statutory rate.  There were no significant transactions that materially impacted our effective tax rate for the first quarter of fiscal years 2010 or 2009.

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2009, the carrying amounts of our cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of our floating-rate debt approximated its fair value at December 31, 2009, as such instruments bear short-term, market-based interest rates.

8.           SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events through February 4, 2010, which is the date the financial statements were issued, and we found no significant events that we would be required to recognize or disclose in our financial statements.

9.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 260-10-45 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  ASC 260-10-45 clarified that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, if participating, the instruments should be included in the calculation of diluted earnings per share.  We adopted ASC 260-10-45 during the first quarter of fiscal year 2010 with no impact to our earnings per share.

In December 2007, the FASB issued ASC 805, “Business Combinations”.  ASC 805 retains the fundamental requirement that the acquisition method be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one of more other businesses or assets at the acquisition date and in subsequent periods.  ASC 805 requires measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and noncontrolling interest.  Additionally, ASC 805 requires that acquisition-related costs, including restructuring costs, be recognized separately from the acquisition.  ASC 805 applies prospectively to business combinations for fiscal years beginning after December 15, 2008.   ASC 805 has not had an impact on our consolidated financial position, results of operations and cash flows. The future impact of ASC 805 on us will depend on the nature and extent of any future acquisitions.

Also in December 2007, the FASB issued ASC 810-10-65, “Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  ASC 810-10-65 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  ASC 810-10-65 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810-10-65 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008.  We adopted ASC 810-10-65 during the first quarter of fiscal year 2010 with no material impact to our financial position, operating results or cash flows.

10.           COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

Other Matters

The ATWOOD BEACON operated in India from early December 2006 to the end of July 2009. A service tax was enacted in 2004 on revenues derived from seismic and exploration activities. This service tax law was subsequently amended in June 2007 and again in May 2008 to state that revenues derived from mining services and drilling services were specifically subject to this service tax.  The ATWOOD BEACON contract terms with our customer in India provided that any liability incurred by us related to any taxes pursuant to laws not in effect at the time the contract was executed in 2005 was to be reimbursed by our customer.  In our opinion, which is supported by our legal and tax advisors, any such service taxes assessed by the Indian tax authorities under either provision of the 2007 or 2008 amendments would be the obligation of our customer. Our customer is disputing this obligation on the basis, in their opinion, that revenues derived from drilling services were taxable under the initial 2004 law, which, based on our contract terms, would provide that the service tax is our obligation.

After reviewing the status of the drilling service we provided to our customer, the Indian tax authorities assessed service tax obligations on revenues derived from the ATWOOD BEACON commencing on June 1, 2007.  The relevant Indian tax authority issued an extensive written ruling on this matter setting forth the proper application of the June 1, 2007 service tax regulation, confirming, in our opinion, our position on this matter that the drilling services were not covered by the original 2004 service tax law.  Therefore, as the Indian tax authority’s service tax assessments were made under the provision of the 2007 amendment to the service tax law and not pursuant to a law in effect at the time we executed the ATWOOD BEACON contract, we believe our customer is obligated under the terms of our contract to reimburse us for all service tax payments.

As of December 31, 2009, we have paid to the Indian government $10.1 million in service taxes and have accrued $1.7 million of additional service tax obligations in accrued liabilities. We have recorded a corresponding  $14.3 million long-term other receivable due from our customer for such service taxes which also includes an approximate $2.5 million anticipated withholding of accounts receivable by our customer due to their opinion that they will be assessed additional service taxes based on the 2004 law.  We plan to pursue all options available to us to collect this other receivable from our customer for such service taxes, including amounts of accounts receivable withheld.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q for the quarterly period ended December 31, 2009 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

•
although our current long-term contract commitments do not provide for early termination due to market deterioration, the risk that customers could seek to amend some of these contracts due to market decline which could alter the timing and amount of our current contracted cash flows;

•
the risks involved in the construction, upgrade, and repair of our drilling units including project delays affecting our ability to meet contractual commitments, as well as commencement of operations of our drilling units following delivery; and

•	such other factors as may be discussed in this report and our other reports filed with the Securities and Exchange Commission, or SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan,” and similar expressions identify forward-looking statements.  These forward-looking statements are found at various places throughout the Management’s Discussion and Analysis in this Part I, Item 2 and elsewhere in this report.  When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our Form 10-K for the year ended September 30, 2009.  Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

MARKET OUTLOOK

Even though we continue to anticipate drilling market challenges in fiscal year 2010, we are currently experiencing increases in bidding activities and are seeing signs of increased interest in drilling programs for jack-up rigs.   However, the continuing delivery of newly constructed jack-up rigs and the contract expiration of several deep-water drilling rigs in 2011 could continue to exert pressure on dayrates and also negatively impact the worldwide supply related to current market demand.  Thus, despite recent improvement in bidding activities, there continues to be an excess of worldwide rig fleet availability, especially for jack-up rigs and semisubmersible drilling units technically similar to the ATWOOD SOUTHERN CROSS.

We have recently been awarded a one well contract plus an option for drilling up to four additional wells for the ATWOOD SOUTHERN CROSS, which has been idle since mid-December 2008.  This contract will not commence until June 2010, with the rig expected to remain idle until the commencement of this contract.  At the beginning of fiscal year 2010, the ATWOOD BEACON and RICHMOND returned to work leaving the ATWOOD SOUTHERN CROSS as our only idle rig.  Of our nine (9) owned operational drilling units, and the two (2) drilling units currently under construction, five (5) have current contract commitments that extend into fiscal year 2011 or later; four (4) have current contract commitments that expire during fiscal year 2010; one (1) is currently idle; and one (1) under construction, scheduled for delivery in mid-2012, is currently without a contract.  At December 31, 2009, we had estimated contract revenue backlog of approximately $1.6 billion compared to approximately $1.0 billion of estimated capital expenditures relating primarily to the new semisubmersibles under construction.  For the rigs that have contract commitments that expire during fiscal year 2010, we are pursuing additional contract commitments; however, there is no guarantee that we will not incur idle time on some or all of these units upon expiration of their current contracts.

Currently, we have approximately 80% of our available rig days contracted for fiscal year 2010.  A comparison of the average per day revenues for fiscal year 2008 and 2009 and the first three months of fiscal year 2010 for each of our current nine (9) active drilling units are as follows:

Average Per Day Revenues
	Fiscal Year 2008	Fiscal Year 2009	First Three Months of Fiscal Year 2010

ATWOOD HUNTER	$246,000	$500,000	$536,000
ATWOOD EAGLE	241,000	398,000	410,000
ATWOOD FALCON	216,000	223,000	437,000
VICKSBURG	155,000	118,000	95,000
ATWOOD BEACON	128,000	105,000	66,000
SEAHAWK	88,000	85,000	84,000
ATWOOD SOUTHERN CROSS	321,000	70,000	---	(1)
ATWOOD AURORA	---	56,000	133,000	(2)
RICHMOND	44,000	52,000	25,000

(1) Rig has been idle since mid-December 2008.
(2) Rig commenced operations in April 2009.

The ATWOOD HUNTER is currently working under contract commitments that extend to September 2012 at operating dayrates that range from $538,000 to $545,000, subject to adjustment for cost escalations.  The ATWOOD EAGLE is currently working under a contract commitment offshore Australia at a dayrate of $405,000, subject to adjustment for currency exchange fluctuations, which extends to July 2010.  Following completion of this commitment, the rig is scheduled to drill one 60-day program which was deferred from a previous drilling program.  The dayrate for the program will be $170,000 for the first 35 days and $465,000 thereafter until completion.  Following the 60 day commitment, the rig will commence a drilling program for a duration that could extend for six months or longer at a dayrate of approximately $430,000 to approximately $450,000, subject to adjustment for cost escalations.  The ATWOOD FALCON is currently working under a contract until August 2011 at a dayrate of $425,000, subject to adjustment for cost escalations.

The VICKSBURG has a current contract commitment offshore Thailand at a dayrate of $90,000 which currently extends to the end of June 2010.  This contract includes an option which, if exercised, would extend the drilling commitment through December 2010.  The ATWOOD BEACON is currently working offshore Equatorial Guinea under a drilling contract that extends into June 2010.  This contract provides for a dayrate of $110,000; however, amortization of mobilization expenses will reduce its effective daily operating income by approximately $20,000.  The SEAHAWK is working offshore West Africa at a dayrate of $90,000 under a drilling contract that currently extends to August/September 2010.

The daily idle costs of the ATWOOD SOUTHERN CROSS declined from $46,000 to approximately $35,000 per day during the first quarter of fiscal year 2010; however, due to certain rig maintenance that is scheduled to occur during the second quarter of fiscal year 2010, its daily costs is expected to increase to around $55,000. On January 20, 2010, during the second quarter of our fiscal year 2010, the ATWOOD SOUTHERN CROSS was awarded a contract at a dayrate of $154,500 to drill one (1) firm well plus one option is available until March 1, 2010 to drill from one (1) to four (4) additional wells offshore Tunisia.  The rig is expected to go on dayrate around June 6, 2010 during mobilization with an expected commencement of drilling on June 15, 2010.  The drilling of the one (1) firm well is expected to take around forty (40) days to complete.  The ATWOOD AURORA is currently working offshore Egypt under a drilling contract that extends to April 2011 at a dayrate of $133,000.

Our only rig in the U.S. Gulf of Mexico, the RICHMOND, currently has contract commitments that extend into May 2010.  The RICHMOND contract commitment provides for dayrates in the mid-$30,000 which is below the per day operation cost of approximately $40,000.  Upon delivery, the ATWOOD OSPREY has a three-year contract that provides for a dayrate of $470,000, with an option to extend this commitment to six years at a dayrate of $450,000.  Both dayrates are subject to adjustments for cost escalations.  We expect this drilling unit will be mobilized to Australia in early calendar year 2011.  Our to-be-named dynamically positioned semisubmersible is currently without a contract, but is not scheduled for delivery until mid-2012.

The construction of our two (2) semisubmersibles for deepwater drilling:  (1) the ATWOOD OSPREY, a conventionally moored, 6,000 foot water depth unit, (scheduled for delivery in early 2011, with an estimated total cost of approximately $625 million), and (2) the to-be-named dynamically positioned, 10,000 foot water depth unit (scheduled for delivery in mid-2012, with an estimated total cost of approximately $750 million) continues on schedule.  Through December 31, 2009, we have invested approximately $645 million toward the construction of these two drilling units.  We expect funding of the approximately $730 million remaining on the construction of these two units will come from internally generated funds and borrowings under our two credit facilities.

RESULTS OF OPERATIONS

           Revenues for the three months ended December 31, 2009 decreased 1% compared to the three months ended December 31, 2008.   A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended December 31,
	2009	2008	Variance

ATWOOD FALCON	$40.2	$20.7	$19.5
ATWOOD AURORA	12.2	-	12.2
ATWOOD HUNTER	49.3	42.6	6.7
ATWOOD EAGLE	37.7	36.4	1.3
SEAHAWK	7.7	7.8	(0.1)
VICKSBURG	8.7	13.4	(4.7)
RICHMOND	2.3	7.1	(4.8)
ATWOOD BEACON	6.1	11.9	(5.8)
ATWOOD SOUTHERN CROSS	-	25.6	(25.6)
	$164.2	$165.5	$(1.3)

The increase in revenues for the ATWOOD FALCON and ATWOOD HUNTER is a result of each of these rigs working under higher dayrate contracts during the current quarter compared to the prior fiscal year quarter.  Our new drilling rig, the ATWOOD AURORA, commenced drilling operations in April 2009, earning no revenue during the first quarter of fiscal year 2009.  Revenues for the ATWOOD EAGLE and SEAHAWK during the first quarter of fiscal year 2010 are relatively consistent with the first quarter of fiscal year 2009.  Decreases in revenues for the VICKSBURG and ATWOOD BEACON are related to each of these drilling units working under lower dayrate contracts during the current quarter compared to the prior fiscal year quarter.  The decrease in revenues for the RICHMOND is due to both working at a lower dayrate and being idle for a portion of the quarter ended December 31, 2009 compared to the prior fiscal year quarter. The decrease in revenues for the ATWOOD SOUTHERN CROSS is due to the rig’s idle status for the current quarter compared to the prior fiscal year quarter.

Contract drilling costs for the three months ended December 31, 2009 increased 10% compared to the three months ended December 31, 2008.  An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended December 31,
	2009	2008	Variance

ATWOOD AURORA	$5.8	$-	$5.8
ATWOOD EAGLE	12.5	9.9	2.6
ATWOOD BEACON	6.4	4.4	2.0
ATWOOD FALCON	7.6	6.6	1.0
SEAHAWK	6.8	6.0	0.8
ATWOOD HUNTER	9.1	8.9	0.2
RICHMOND	3.6	3.8	(0.2)
VICKSBURG	3.7	4.1	(0.4)
ATWOOD SOUTHERN CROSS	3.0	8.1	(5.1)
OTHER	2.5	3.6	(1.1)
	$61.0	$55.4	$5.6

Our new drilling rig, the ATWOOD AURORA, commenced drilling operations in April 2009, incurring no contract drilling costs during the first quarter of fiscal year 2009.  The increase in contract drilling costs for the ATWOOD EAGLE is attributable to higher local payroll and payroll related costs due to the continuing tight labor market in Australia and the weakening United States dollar relative to the Australian dollar.  The increase in contract drilling costs for the ATWOOD BEACON is primarily due to the amortization of deferred mobilization expenses and an increase in the amount of maintenance projects during the current quarter when compared to the prior fiscal year quarter.  The increase in contract drilling costs for the ATWOOD FALCON is primarily due to higher agent fees, which are based on a percentage of dayrates, in the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008.  Contract drilling costs for the SEAHAWK increased primarily due to the amortization of deferred expenses and an increase in the amount of maintenance projects during the current quarter when compared to the prior fiscal year quarter.  Contract drilling costs for the ATWOOD HUNTER, RICHMOND and VICKSBURG for the quarter ended December 31, 2009 were relatively consistent with the quarter ended December 31, 2008.  The decrease in drilling costs for the ATWOOD SOUTHERN CROSS is due to a decrease in equipment related costs and headcount reduction of non-essential personnel as the rig has been idle since mid-December 2008.  Other drilling costs decreased during the current quarter primarily due to larger exchange rate losses in the prior fiscal year quarter.

Depreciation expense for the three months ended December 31, 2009 increased 23% compared to the three months ended December 31, 2008.  An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended December 31,
	2009	2008	Variance

ATWOOD AURORA	$1.8	$-	$1.8
ATWOOD HUNTER	1.6	1.5	0.1
ATWOOD SOUTHERN CROSS	1.0	0.9	0.1
ATWOOD FALCON	1.4	1.3	0.1
RICHMOND	0.4	0.4	-
SEAHAWK	0.5	0.5	-
ATWOOD EAGLE	1.2	1.2	-
ATWOOD BEACON	1.2	1.3	(0.1)
VICKSBURG	0.5	0.7	(0.2)
OTHER	0.1	0.1	-
	$9.7	$7.9	$1.8

Our new drilling rig, the ATWOOD AURORA, was placed into service during April 2009, incurring no depreciation expense prior to the third quarter of fiscal year 2009. Effective October 1, 2009, we extended the remaining depreciable life of the VICKSBURG from four to ten years due to the rig undergoing a life enhancing upgrade during the fourth quarter of the prior fiscal year.  Depreciation expense for all other rigs has remained relatively consistent with the prior fiscal year quarter.

General and administrative expenses for the three months ended December 31, 2009 increased compared to the prior fiscal year quarter primarily due to rising personnel costs, which include headcount and wage increases and increased annual bonus compensation costs.

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for quarters ended December 31, 2009 and 2008 when compared to the United States statutory rate.  There were no significant transactions that materially impacted our effective tax for quarters ended December 31, 2009 or 2008.  Our effective rate for the current fiscal year quarter of 18% is higher due to a lower level of operating income earned in certain nontaxable and deemed profit tax jurisdictions when compared to the prior fiscal year quarter effective rate of 15%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, and February 4, 2010, we have $200 million borrowed under our 5-year $300 million credit facility executed in October 2007 (the “2007 Credit Agreement”) and $75 million borrowed under our 5-year $280 million credit facility executed in November 2008 (the “2008 Credit Agreement”) with a total debt to capitalization ratio of approximately 20%.  Both credit facilities contain various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios.  The collateral for these two credit facilities, collectively, primarily consists of preferred mortgages on six of our drilling units (ATWOOD EAGLE, ATWOOD HUNTER, ATWOOD FALCON, ATWOOD SOUTHERN CROSS, ATWOOD AURORA and ATWOOD BEACON).  These credit facilities will provide funding to complete the construction of the ATWOOD OSPREY and our to-be-named dynamically positioned semisubmersible being constructed in Singapore, and funding for general corporate needs.  We were in compliance with all financial covenants under both credit facilities at December 31, 2009, and at all times during the first quarter of fiscal year 2010.  For more information regarding financial covenants, see Note 5 to our Consolidated Financial Statements for the quarter ended December 31, 2009.

Since we operate in a very volatile industry, maintaining high equipment utilization in up, as well as down, cycles is a key factor in generating cash to satisfy current and future obligations.  For fiscal years 2002 through 2009, net cash provided by operating activities ranged from a low of approximately $14 million in fiscal year 2003 to a high of approximately $305 million in fiscal year 2008.  Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization.

As of December 31, 2009, we had expended approximately $365 million towards the construction of the ATWOOD OSPREY and $280 million towards the construction of our to-be-named dynamically positioned semisubmersible, with expected total construction costs of approximately $625 million and approximately $750 million, respectively.  We estimate that our total capital expenditures for the fiscal year 2010 will be approximately $300 million, and expect to end fiscal year 2010 with outstanding long-term debt between $275 million and $300 million.  With our current contract commitments providing for approximately $1.6 billion of future revenues, coupled with our current additional borrowing capacity of approximately $300 million under our credit facilities with a current average interest cost of approximately 2%, we believe that we will be able to fund the remaining construction costs of the ATWOOD OSPREY and our to-be-named dynamically positioned semisubmersible, and maintain a strong balance sheet without the need for any additional sources of capital.

Our portfolio of accounts receivable is primarily comprised of large independent or multinational corporate entities with stable payment experience.  Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables.  Accounts receivable at December 31, 2009, has decreased by approximately $18.0 million when compared to September 30, 2009 due to more timely payment from customers during the current quarter.  As discussed in Note 10 to our Consolidated Financial Statements for the quarter ended December 31, 2009, under “Other Matters”, at December 31, 2009, we have approximately $14 million in outstanding receivables due from a customer in India; as this receivable is currently in dispute, we expect that this collection effort will extend beyond one year and have, therefore, reclassified this receivable as a long-term asset.

Income tax receivable at December 31, 2009, has increased by approximately $3.6 million at December 31, 2009, when compared to September 30, 2009, due to operations in a higher number of tax jurisdictions whereby we have made estimated income tax payments over and above our estimated income tax liability, usually as a result of local regulations requiring high estimated tax payments.

Prepaid expenses and deferred costs have decreased by approximately $3.7 million at December 31, 2009 compared to September 30, 2009 primarily due to the amortization of annual rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

Accounts payable has increased by approximately $31.4 million at December 31, 2009, compared to September 30, 2009, primarily due to an accrued but unpaid shipyard construction invoice for approximately $28 million related to the ATWOOD OSPREY at December 31, 2009.

Income tax payable has increased by approximately $6.1 million at December 31, 2009, compared to September 30, 2009, due to increased income tax accruals resulting from higher earnings and the timing of tax payments associated with these accruals in certain tax jurisdictions.

CHANGE OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

In connection with our goal of continued growth, and in line with our succession planning efforts, effective December 15, 2009, during the first quarter of fiscal year 2010, our Board of Directors elected Mr. Robert J. “Rob” Saltiel as President and Chief Executive Officer of the Company and entered into an Employment Agreement with Mr. Saltiel dated December 8, 2009, effective December 15, 2009.  Mr. Saltiel was also nominated by the Nominating and Corporate Governance Committee of the Board of Directors for election as a member of the Board of Directors by our Shareholders at the Annual Meeting of Shareholders scheduled for February 11, 2010. The election of Mr. Saltiel followed a search process that included both the assessment of potential internal candidates and the engagement of an independent executive search firm to identify outside candidates and assist our Board of Directors in the selection process.

Mr. Saltiel’s Employment Agreement provides for an initial term of three years, subject to an automatic two year renewal thereafter unless the agreement is terminated under the terms therein. Compensation considerations contained in the Employment Agreement with Mr. Saltiel include an annual base salary of $650,000, eligibility to receive an annual cash bonus based upon achievement of targeted performance levels upon satisfactory performance of reasonable goals and milestones established by the Compensation and Human Resources Committee (the “Compensation Committee”) with a target of 85% of his annual base salary.  In addition, on December 15, 2009, Mr. Saltiel received a signing bonus of $500,000 in consideration of possible transition issues, was granted 55,741 shares of restricted stock of the Company under our 2007 Long Term Incentive Plan, as amended, subject to three-year cliff vesting, and was also granted 27,871 shares of restricted stock subject to four-year cliff vesting and performance measures, goals and milestones which are to be determined by the Compensation Committee and Mr. Saltiel no later than December 15, 2010.  Beginning December 2010, Mr. Saltiel will be eligible for additional annual grants of restricted stock, non-qualified stock options and other awards in accordance with the Company’s stock incentive plans on the same basis as other senior executive officers.  The target for the December 2010 award will be 350% of Mr. Saltiel’s annual base salary, subject to performance and other considerations.  Mr. Saltiel will be provided with at least the same level of executive and employee benefits as provided to our other senior executive officers from time to time.  If Mr. Saltiel’s employment is terminated by the Company pursuant to a qualifying termination under the terms of his Employment Agreement, we shall pay Mr. Saltiel severance in an aggregate amount equal to 250% of the sum of Mr. Saltiel’s base salary and his then current annual cash bonus.

Prior to his appointment with the Company, Mr. Saltiel was Executive Vice President and Chief Operating Officer for Transocean Ltd. Mr. Saltiel has no family relationship between any director or executive officer of the Company.  There are no transactions in which Mr. Saltiel has an interest requiring disclosure under Item 404(a) of Regulations S-K and there is no arrangement between Mr. Saltiel and any other person pursuant to which Mr. Saltiel was appointed President and Chief Executive Officer of the Company or nominated as a member of the Board of Directors.

In connection with Mr. Saltiel’s election as President and Chief Executive Officer of the Company effective December 15, 2009, Mr. John R. Irwin retired from his position as President and Chief Executive Officer of the Company effective December 14, 2009.  Mr. Irwin currently remains employed by the Company pursuant to the terms of his Executive Retention Agreement dated September 22, 2009.  Mr. Irwin will serve the remainder of his current term as a member of the Board of Directors of the Company but has not been nominated for re-election at the Annual Meeting of Shareholders scheduled for February 11, 2010.

PART I. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

All of our $275 million of long-term debt outstanding at December 31, 2009, was floating rate debt.  As a result, our annual interest costs in fiscal year 2010 will fluctuate based on interest rate changes.  The impact on annual cash flow of a 10% change in the floating rate (approximately 20 basis points) would be approximately $0.6 million, which we believe to be immaterial.  We did not have any open derivative contracts relating to our floating rate debt at December 31, 2009.

FOREIGN CURRENCY RISK

Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies.  Based on December 31, 2009 amounts, a decrease in the value of 10% in the foreign currencies relative to the United States Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $2.6 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial.  We did not have any open derivative contracts relating to foreign currencies at December 31, 2009.

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

(b)	Changes in Internal Control over Financial Reporting

    No change in our internal control over financial reporting occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Employment Agreement between Robert J. Saltiel and Atwood Oceanics, Inc. dated December 8, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed December 14, 2009).

*10.2	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2010.

*31.1       Certification of Chief Executive Officer.

*31.2       Certification of Chief Financial Officer.

*32.1       Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

      *Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 ATWOOD OCEANICS, INC.
                                                                             (Registrant)

Date:  February 4, 2010                                        /s/JAMES M. HOLLAND
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

10.1	Employment Agreement between Robert J. Saltiel and Atwood Oceanics, Inc. dated December 8, 2009 (Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed December 14, 2009).

*10.2	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2010.

*31.1           Certification of Chief Executive Officer.

*31.2           Certification of Chief Financial Officer.

*32.1           Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

      *Filed herewith