Form 10-Q
period 2010-05-05
ATWOOD OCEANICS INC
filed 2010-05-07
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
----------------
Form 10-Q

       ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30th, 2010:  64,426,773 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2010

INDEX

Part I. Financial Information

Part II. Other Information

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

REVENUES:
Contract drilling	$ 159,069	$ 140,652	$ 323,312	$ 306,156

COSTS AND EXPENSES:
Contract drilling	62,769	53,008	123,811	108,405
Depreciation	9,643	8,143	19,356	16,052
General and administrative	9,721	7,645	21,344	17,889
Gain on sale of equipment/Involuntary conversion - net	(612)	(229)	(699)	(181)
	81,521	68,567	163,812	142,165
OPERATING INCOME	77,548	72,085	159,500	163,991

OTHER INCOME (EXPENSE)
Interest expense	(579)	(604)	(1,312)	(909)
Interest income	49	52	85	167
	(530)	(552)	(1,227)	(742)
INCOME BEFORE INCOME TAXES	77,018	71,533	158,273	163,249
PROVISION FOR INCOME TAXES	10,263	15,106	24,534	28,459
NET INCOME	$ 66,755	$ 56,427	$ 133,739	$ 134,790

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	1.04	0.88	2.08	2.10
Diluted	1.03	0.88	2.06	2.10
AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	64,396	64,186	64,349	64,134
Diluted	65,103	64,235	65,063	64,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2010	September 30, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 175,783	$ 100,259
Accounts receivable, net of an allowance
of $0 at March 31, 2010
and $65 at September 30, 2009	79,411	124,053
Insurance receivable	-	2,518
Income tax receivable	19,916	8,306
Inventories of materials and supplies	51,862	50,136
Deferred tax assets	39	35
Prepaid expenses and deferred costs	9,283	19,297
Total Current Assets	336,294	304,604

NET PROPERTY AND EQUIPMENT	1,250,216	1,184,300

LONG TERM ASSETS:
Other receivables	15,799	14,331
Deferred costs and other assets	4,853	6,167
	20,652	20,498
	$ 1,607,162	$ 1,509,402

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 35,391	$ 19,066
Accrued liabilities	25,460	28,960
Income tax payable	18,869	29,067
Deferred credits	19,587	35,825
Total Current Liabilities	99,307	112,918

LONG-TERM DEBT	250,000	275,000
	250,000	275,000
LONG TERM LIABILITIES:
Deferred income taxes	974	6,082
Deferred credits	2,275	2,921
Other	12,474	10,188
	15,723	19,191

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 90,000 shares
authorized with 64,401 and 64,236 issued
and outstanding at December 31, 2009
and September 30, 2009, respectively	64,401	64,236
Paid-in capital	128,392	122,457
Retained earnings	1,049,339	915,600
Total Shareholders' Equity	1,242,132	1,102,293
	$ 1,607,162	$ 1,509,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$133,739	$134,790
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	19,356	16,052
Amortization of debt issuance costs	403	314
Amortization of deferred items	(7,959)	(6,849)
Provision for doubtful accounts	(65)	965
Provision for inventory obsolesence	135	470
Deferred income tax benefit	(5,112)	(886)
Stock-based compensation expense	5,561	3,965
Gain on sale of equipment/involuntary conversion - net	(699)	(181)
Changes in assets and liabilities:
Decrease in accounts receivable	43,249	18,268
(Increase) Decrease in insurance receivable	-	(1,812)
Increase in income tax receivable	(11,610)	(1,023)
Increase in inventory	(1,861)	(13,529)
Decrease in prepaid expenses	6,678	6,002
Increase in deferred costs and other assets	(5,885)	(764)
Increase (Decrease) in accounts payable	410	229
Increase (Decrease) in accrued liabilities	(956)	18,697
Decrease in income tax payable	(10,198)	-
Increase in deferred credits and other liabilities	3,530	3,829
Net cash provided by operating activities	168,716	178,537

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(71,959)	(213,433)
Proceeds from insurance	3,091	-
Proceeds from sale of equipment	137	288
Net cash used by investing activities	(68,731)	(213,145)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	(25,000)	-
Proceeds from debt	-	130,000
Proceeds from exercise of stock options	539	8
Debt issuance costs paid	-	(2,611)
Net cash provided by financing activities	(24,461)	127,397

NET INCREASE IN CASH AND CASH EQUIVALENTS	$75,524	$92,789
CASH AND CASH EQUIVALENTS, at beginning of period	$100,259	$121,092
CASH AND CASH EQUIVALENTS, at end of period	$175,783	$213,881

Non-cash activities
Increase in insurance receivable related to reduction in value
of spare capital equipment and inventory	$-	$1,256
Increase (Decrease) in accounts payable and accrued liabilities
related to capital expenditures	$13,334	$(275)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2009	64,236	$ 64,236	$ 122,457	$ 915,600	$ 1,102,293
Net income	-	-	-	133,739	133,739
Restricted stock awards	129	129	(129)		-
Exercise of employee stock options	36	36	503		539
Stock option and restricted stock
award compensation expense	-	-	5,561	-	5,561
March 31, 2010	64,401	$ 64,401	$ 128,392	$ 1,049,339	$ 1,242,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           UNAUDITED INTERIM INFORMATION

 The unaudited interim condensed consolidated financial statements as of March 31, 2010, and for the three and six month periods ended March 31, 2010 and 2009, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2009.  Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading.  The interim financial results may not be indicative of results that could be expected for a full fiscal year.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2009.   In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

2.           SHARE-BASED COMPENSATION

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of March 31, 2010, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $6.7 million and $12.5 million, respectively, which we expect to recognize over a weighted average period of approximately 2.3 years.

Awards of restricted stock and stock options have both been granted under our stock incentive plans during the six months ended March 31, 2010.  We deliver newly issued shares of common stock for restricted stock awards upon vesting and upon exercise of stock options.  All stock incentive plans currently in effect have been approved by the shareholders of our outstanding common stock.

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

The per share weighted average fair value of stock options granted during the six months ended March 31, 2010 was $14.69.  We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the six months ended March 31, 2010:

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

A summary of stock option activity during the six months ended March 31, 2010 is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options (000s)	Price	Life (Years)	Value (000s)
Outstanding at September 30, 2009	1,499	$ 18.03	6.2	$ 25,846
Granted	355	$ 35.69
Exercised	(36)	$ 14.40		$ 843
Forfeited	(26)	$ 29.73
Outstanding at March 31, 2010	1,792	$ 21.44	6.5	$ 23,647
Exercisable at March 31, 2010	1,113	$ 16.41	5.0	$ 20,272

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

A summary of restricted stock activity for the six months ended March 31, 2010 is as follows:

	Number of	Wtd. Avg.
	Shares (000s)	Fair Value
Unvested at September 30, 2009	558	$ 31.09
Granted	263	$ 35.67
Vested	(129)	$ 24.84
Forfeited	(20)	$ 27.24
Unvested at March 31, 2010	672	$ 34.20

3.           EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
March 31, 2010:
Basic earnings per share	$66,755	64,396	$1.04	$133,739	64,349	$2.08
Effect of dilutive securities:
Stock options	---	707	$(0.01)	---	714	$(0.02)

Diluted earnings per share	$66,755	65,103	$1.03	$133,739	65,063	$2.06

March 31, 2009:
Basic earnings per share	$56,427	64,186	$0.88	$134,790	64,134	$2.10
Effect of dilutive securities:
Stock options	---	49	$-	---	150	$-

Diluted earnings per share	$56,427	64,235	$0.88	$134,790	64,284	$2.10

The calculation of diluted earnings per share for the six month period ended March 31, 2010 excludes consideration of shares of common stock related to 516,000 outstanding stock options because such options were anti-dilutive.  These options could potentially dilute basic earnings per share in the future.

4.           PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

			March 31, 2010	September 30, 2009

Drilling vessels and related equipment
	Cost		$ 1,621,711	$ 1,536,904
	Accumulated depreciation		(375,565)	(356,907)
		Net book value	1,246,146	1,179,997

Drill Pipe
	Cost		15,468	15,417
	Accumulated depreciation		(13,422)	(13,022)
		Net book value	2,046	2,395

Furniture and other
	Cost		10,011	9,750
	Accumulated depreciation		(7,987)	(7,842)
		Net book value	2,024	1,908

NET PROPERTY AND EQUIPMENT			$ 1,250,216	$ 1,184,300

Warehouse Fire

On October 25, 2008, a fire occurred in a third party warehouse facility in Houston, Texas that we use to store fleetwide spare capital equipment.  In addition, this third party provides international freight forwarding services, and thus, the location was also used as a staging area for equipment shipments to our international fleet.  Although the fire was contained primarily to one area of the facility, we did incur significant damage to our fleet spares and other equipment in-transit.  At the time of the incident we had insurance to cover the cost of replacing and repairing damaged equipment in excess of a $1,000 deductible.

As of March 31, 2010 we have collected insurance proceeds equal to our $5.7 million property loss claim and costs incurred to inspect and evaluate damaged equipment.

New Semisubmersible Construction Projects

During fiscal year 2008, we entered into construction contracts with Jurong Shipyard Pte. Ltd. to construct two Friede & Goldman ExD Millennium semisubmersible drilling units (the ATWOOD OSPREY, a conventionally moored 6,000 foot water depth unit and a to-be-named dynamically positioned 10,000 foot water depth unit).  As of March 31, 2010, we had committed approximately $389 million and $282 million in construction costs respectively related to the construction of the ATWOOD OSPREY and our new to-be-named dynamically positioned semisubmersible.

5.	LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 31, 2010	September 30, 2009
2007 credit facility, bearing interest (market adjustable)
at approximately 1.1% and 1.9% per annum at
March 31, 2010 and September 30, 2009, respectively	$ 200,000	$ 200,000
2008 credit facility, bearing interest (market adjustable)
at approximately 1.9% and 2.2% per annum at
March 31, 2010 and September 30, 2009, respectively	50,000	75,000
	$ 250,000	$ 275,000

As of March 31, 2010, we had approximately $100 million of funds available under our 5-year $300 million credit facility executed in October 2007 (the “2007 Credit Agreement”) and approximately $230 million available under our 5-year $280 million credit facility executed in November 2008 (the “2008 Credit Agreement”), with standby letters of credit in the aggregate amount of approximately $5.1 million and $0.6 million outstanding under the 2007 Credit Agreement  and the 2008 Credit Agreement, respectively.

The 2008 Credit Agreement and the 2007 Credit Agreement contain various financial covenants that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment.  As of March 31, 2010, our leverage ratio was 0.23 our interest expense coverage ratio was 55.5 and our collateral maintenance percentage was in excess of 150%.  We were in compliance with all financial covenants under the 2008 Credit Agreement and the 2007 Credit Agreement at March 31, 2010 and at all times during the quarter ended March 31, 2010.  As of May 7, 2010, no additional funds have been borrowed under either the 2007 Credit Agreement or the 2008 Credit Agreement subsequent to March 31, 2010.

On April 30, 2010, the parties to the 2008 Credit Agreement entered into a First Amendment.  In accordance with the 2008 Credit Agreement, ownership of the collateral rig ATWOOD FALCON was transferred to Swiftdrill Malta, a newly-formed Maltese subsidiary of the Company.  The First Amendment provides for an appointment of a security trustee in order to satisfy Maltese law requirements relating to security interests granted in connection with the transfer of the ATWOOD FALCON.

6.	INCOME TAXES

At March 31, 2010, we had approximately $6.5 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $0.9 million which are included as Other Long Term Liabilities in the Consolidated Balance Sheet.  At March 31, 2010, all $6.5 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.  A summary of activity related to the net uncertain tax liabilities for the six months ended March 31, 2010 is as follows (in thousands):

Liability for Uncertain Tax Positions
Balance at September 30, 2009	$ 4,947
Increases based on tax positions related to the current fiscal year	965
Increases based on tax positions related to prior fiscal years	629
Balance March 31, 2010	$ 6,541

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

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the three and six months ended March 31, 2010 and 2009 when compared to the United States statutory rate.  During the second quarter of fiscal year 2010, we received an income tax refund related to prior years in Malaysia which contributed to our effective tax for the current quarter and fiscal year to date periods ended March 31, 2010 of 13% and 16%, respectively.  There were no significant transactions that materially impacted our effective tax rate for the three and six months ended March 31, 2009.

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2010, the carrying amounts of our cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of our floating-rate debt approximated its fair value at March 31, 2010, as such instruments bear short-term, market-based interest rates.

8.           SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events through the date the financial statements were issued and found no significant events that we would be required to recognize or disclose in our financial statements.

9.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued ASU 2010-09.  The amendments in this Update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). We adopted the amendments in this Update and have changed our financial statements to not specifically include an “as of” date in our financial statement disclosure #8, “Subsequent Events”.

In January 2010, the FASB issued ASU 2010-01.  The amendments in this Update clarify the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity” and ASC 260, “Earnings Per Share”.  We adopted the amendments in this update during the second quarter of fiscal year 2010 with no impact to our equity balance or earnings per share calculations.

Also in January 2010, the FASB issued ASU 2010-02.  The amendments in this Update provide guidance to ASC 810-10, “Non-Controlling Interests in Consolidated Financial Statements” to clarify the scope of the decrease in ownership provisions of the original guidance.  We adopted the amendments in this update during the second quarter of fiscal year 2010 with no impact to our financial position, operating results or cash flows.

Also in January 2010, the FASB issued ASU 2010-06.  The amendments in this Update require new disclosures for ASC 820, “Fair Value Measurements and Disclosures” to provide additional information and clarity regarding classes of assets and liabilities, valuation techniques and activities in certain levels regarding to Fair Value Measurement.  We adopted the amendments in this update during the second quarter of fiscal year 2010 with no impact to our financial position, operating results or cash flows.

In June 2009, the FASB issued ASC 260-10-45, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  ASC260-10-45 clarified that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, if participating, the instruments should be included in the calculation of diluted earnings per share.  We adopted ASC 260-10-45 during the first quarter of fiscal year 2010 with no impact to our earnings per share.

In December 2007, the FASB issued ASC 805, “Business Combinations”.  ASC 805 retains the fundamental requirement that the acquisition method be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods.  ASC 805 requires measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and noncontrolling interest.  Additionally, ASC 805 requires that acquisition-related costs, including restructuring costs, be recognized separately from the acquisition.  ASC 805 applies prospectively to business combinations for fiscal years beginning after December 15, 2008.   We adopted ASC 805 during the first quarter of 2010 with no impact on our consolidated financial position, results of operations and cash flows. The future impact of ASC 805 on us will depend on the nature and extent of any future acquisitions.

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

Other Matters

The ATWOOD BEACON operated in India from early December 2006 to the end of July 2008. A service tax was enacted in 2004 on revenues derived from seismic and exploration activities. This service tax law was subsequently amended in June 2007 and again in May 2009 to state that revenues derived from mining services and drilling services were specifically subject to this service tax.  The ATWOOD BEACON contract terms with our customer in India provided that any liability incurred by us related to any taxes pursuant to laws not in effect at the time the contract was executed in 2005 was to be reimbursed by our customer.  In our opinion, which is supported by our legal and tax advisors, any such service taxes assessed by the Indian tax authorities under either provision of the 2007 or 2008 amendments would be the obligation of our customer. Our customer is disputing this obligation on the basis, in their opinion, that revenues derived from drilling services were taxable under the initial 2004 law, which, based on our contract terms, would provide that the service tax is our obligation.

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

As of March 31, 2010, we have paid to the Indian government $10.1 million in service taxes and have accrued $1.7 million of additional service tax obligations in accrued liabilities. We have recorded a corresponding $15.8 million long-term other receivable due from our customer for such service taxes which includes an approximately $4.0 million of accounts receivable related to revenues earned during fiscal year 2009 under the subject contract.  We plan to pursue all options available to us to collect this other receivable from our customer for such service taxes, including amounts of accounts receivable withheld by the customer.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q for the quarterly period ended March 31, 2010 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

Important factors that could cause our actual results of operations, financial conditions or cash flows to differ include, but are not necessarily limited to:

•	our dependence on the oil and gas industry;

•	the operational risks involved in drilling for oil and gas;

•	the occurrence of a major operation incident which could significantly damage a rig or result in the total loss of a rig;

•	the future implications on the drilling industry resulting from the Deepwater Horizon incident in the Gulf of Mexico;

•	the risks associated with capital markets, liquidity, and financing of future drilling activity;

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

•	the extent to which customers and potential customers continue to pursue deepwater drilling;

•	exploration success or lack of exploration success by our customers and potential customers;

•	the highly competitive and volatile nature of our business, with periods of low demand and excess rig availability;

•	the impact of possible disruption in operations due to terrorism, acts of piracy, embargoes, war or other military operations;

•	our ability to enter into and the terms of future drilling contracts;

•	the availability of qualified personnel;

•	our failure to retain the business of one or more significant customers;

•	the termination or renegotiation of contracts by customers;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured loss;

•	the risks of international operations, including possible economic, political, social or monetary instability, and compliance with foreign laws;

•	the effect public health concerns could have on our international operations and financial results;

•	compliance with environmental laws or any breach which could result in a potential damage claim;

•	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

•	the adequacy of sources of liquidity for our operations and those of our customers;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

•
higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase general and administrative expenses;

•	the actions of our competitors in the offshore drilling industry, which could significantly influence rig dayrates and utilization;

•	changes in the geographic areas in which our customers plan to operate or the tax rate in such jurisdiction, which in turn could change our expected effective tax rate;

•	changes in oil and gas drilling technology or in our competitors’ drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

•	rig availability;

•	the effects and uncertainties of legal and administrative proceedings and other contingencies;

•	the impact of governmental laws and regulations and the uncertainties involved in their administration and the associated access to offshore acreage for drilling activities;

•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;

•	risks involved in the construction of a dynamically positioned semisubmersible drilling unit without a contract;

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

MARKET OUTLOOK

We continue to anticipate drilling market challenges for the remainder of fiscal year 2010 and fiscal year 2011.  The continuing delivery of newly constructed jack-up rigs, the contract expiration of several deep-water drilling rigs in 2010 and 2011, and the possible assignment of already contracted rigs could continue to exert pressure on dayrates and also negatively impact the worldwide supply related to current market demand.  Thus, despite a relatively high oil price and recent increases in bidding activities, the awards of new drilling contracts in the industry have been slow to improve, especially for jack-up rigs.  However, we believe that the market for jack-up rigs will continue to recover as long as fundamentals regarding oil price and bidding activity maintain and/or improve.   There have also been virtually no drilling programs awarded over the last year for semisubmersible drilling units technically similar to the ATWOOD SOUTHERN CROSS although we are beginning to see some improvement in future contract opportunities for that rig.

The ATWOOD SOUTHERN CROSS, currently our only idle rig, has a one well commitment (estimated to take 45 days to complete) commencing in June 2010.  The ATWOOD BEACON, RICHMOND, VICKSBURG and SEAHAWK also have contracts that could terminate during fiscal year 2010.  We are pursuing additional contract commitments for all of these rigs; however, there is no guarantee that we will not incur idle days on some or all of these rigs upon expiration of their current contracts.  Of our nine (9) owned operational drilling units, and the two (2) drilling units currently under construction, five (5) have current contract commitments that extend into fiscal year 2011 or later; five (5) have contract commitments that expire during fiscal year 2010; and one (1) under construction, scheduled for delivery in mid-2012, is currently without a contract.  At March 31, 2010, we had estimated contract revenue backlog of approximately $1.5 billion compared to approximately $900 million of estimated capital expenditures relating primarily to the new semisubmersibles under construction.

We currently have approximately 80% of available rig days contracted for the second half of fiscal year 2010, with 35% and 20% of available rig days contracted in fiscal years 2011 and 2012, respectively.  An analysis of our contract commitments is as follows:

		Estimated Contract	Operating	Percentage of Revenues
		Termination	Dayrate

				First Six Months of Fiscal Year 2010	Fiscal Year 2009

ATWOOD HUNTER		October 2012	$538,000 to $545,000	30%	31%
ATWOOD EAGLE		February/March 2011	405,000 to 465,000	22	25
ATWOOD FALCON		August 2011	431,000	24	14
ATWOOD SOUTHERN CROSS	(1)	July 2010	154,500	0	4
ATWOOD OSPREY	(2)	Early 2014	470,000	0	0
ATWOOD AURORA		April 2011	133,000	7	4
ATWOOD BEACON		July 2010	110,000	5	7
VICKSBURG		September 2010	90,000	5	7
SEAHAWK		September 2010	90,000	5	5
RICHMOND		June 2010	36,000	2	3
______________
1) Rig has been idle since mid-December 2008 and is expected to commence working under its current contract commitments of approximately 45 days in June 2010.
2) Rig under construction in Singapore with delivery expected in early 2011 at which time it will be mobilized to Australia.

A comparison of the average per day revenues for fiscal year 2008 and 2009 and the first six months of fiscal year 2010 for each of our current nine (9) active drilling units are as follows:

Average Per Day Revenues
	Fiscal Year 2008	Fiscal Year 2009	First Six Months of Fiscal Year 2010

ATWOOD HUNTER	$246,000	$500,000	$542,000
ATWOOD EAGLE	241,000	398,000	388,000
ATWOOD FALCON	216,000	223,000	418,000
VICKSBURG	155,000	118,000	90,000
ATWOOD BEACON	128,000	105,000	92,000
SEAHAWK	88,000	85,000	86,000
ATWOOD SOUTHERN CROSS	321,000	70,000	---	(1)
ATWOOD AURORA	---	56,000	132,000	(2)
RICHMOND	44,000	52,000	29,000
_______________
(1) Rig has been idle since mid-December 2008.
(2) Rig commenced operations in April 2009.

The construction of our two (2) semisubmersibles for deepwater drilling:  (1) the ATWOOD OSPREY, a conventionally moored, 6,000 foot water depth unit, (scheduled for delivery in early 2011, with an estimated total cost of approximately $625 million), and (2) the to-be-named dynamically positioned, 10,000 foot water depth unit (scheduled for delivery in mid-2012, with an estimated total cost of approximately $750 million) continues on schedule.  Through March 31, 2010, we have invested approximately $670 million toward the construction of these two drilling units.  We expect funding of the approximately $705 million remaining on the construction of these two units will come from internally generated funds and borrowings under our two credit facilities.

RESULTS OF OPERATIONS

         Revenues for the three and six months ended March 31, 2010 increased 13% and 6%, respectively, compared to the three and six months ended March 31, 2009.  A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	Variance	2010	2009	Variance

ATWOOD FALCON	$ 35.9	$ 16.0	$ 19.9	$ 76.1	$ 36.7	$ 39.4
ATWOOD AURORA	11.8	-	11.8	24.0	-	24.0
SEAHAWK	7.9	7.7	0.2	15.7	15.5	0.2
ATWOOD HUNTER	49.3	49.2	0.1	98.5	91.8	6.7
ATWOOD BEACON	10.6	12.0	(1.4)	16.7	23.8	(7.1)
ATWOOD EAGLE	32.9	35.0	(2.1)	70.6	71.4	(0.8)
RICHMOND	3.1	7.3	(4.2)	5.4	14.5	(9.1)
VICKSBURG	7.6	13.5	(5.9)	16.3	26.9	(10.6)
ATWOOD SOUTHERN CROSS	-	-	-	-	25.6	(25.6)
	$ 159.1	$ 140.7	$ 18.4	$ 323.3	$ 306.2	$ 17.1

    The increase in revenues for the ATWOOD FALCON is due to the rig working under a higher dayrate contract during the current fiscal year compared to the prior fiscal year.  Our new drilling rig, the ATWOOD AURORA, commenced drilling operations in April 2009, earning no revenue during the first six months of fiscal year 2009.  Revenues for the SEAHAWK, ATWOOD HUNTER and ATWOOD EAGLE during the current fiscal year periods are relatively consistent with the prior fiscal year periods with the exception of the increase in the ATWOOD HUNTER’s revenues for the six months ended March 31, 2010, compared to the six months ended March 31, 2009, which is due to the rig working under a lower dayrate contract for a portion of the first quarter of fiscal year 2009.   Decreases in revenues for the ATWOOD BEACON, RICHMOND and VICKSBURG are related to each of these drilling units working under lower dayrate contracts during the current quarter and fiscal year to date periods compared to the prior fiscal year periods.  The decrease in revenues for the ATWOOD SOUTHERN CROSS is due to the rig’s idle status during the current fiscal year compared to working for most of the first quarter of the prior fiscal year before going idle in December 2008.

Contract drilling costs for the three and six months ended March 31, 2010 increased 18% and 14%, respectively, compared to the three and six months ended March 31, 2009.  An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	Variance	2010	2009	Variance

ATWOOD AURORA	$ 5.0	$ -	$ 5.0	$ 10.9	$ -	$ 10.9
ATWOOD BEACON	7.8	4.9	2.9	14.2	9.3	4.9
ATWOOD FALCON	9.3	6.5	2.8	16.9	13.1	3.8
ATWOOD EAGLE	12.7	11.4	1.3	25.2	21.4	3.8
RICHMOND	3.7	3.0	0.7	7.3	6.8	0.5
VICKSBURG	4.5	4.1	0.4	8.2	8.2	-
SEAHAWK	6.0	5.6	0.4	12.9	11.6	1.3
ATWOOD HUNTER	8.6	8.5	0.1	17.7	17.4	0.3
ATWOOD SOUTHERN CROSS	3.1	6.0	(2.9)	6.1	14.1	(8.0)
OTHER	2.1	3.0	(0.9)	4.4	6.5	(2.1)
	$ 62.8	$ 53.0	$ 9.8	$ 123.8	$ 108.4	$ 15.4

Our newest active drilling rig, the ATWOOD AURORA, commenced drilling operations in April 2009, incurring no contract drilling costs during the first six months of fiscal year 2009.  The increase in contract drilling costs for the ATWOOD BEACON is primarily due to the amortization of deferred mobilization expenses and an increase in the amount of maintenance projects during the current quarter and year to date periods compared to the prior fiscal year quarter and year to date periods.  The increase in contract drilling costs for the ATWOOD FALCON during the three and six months ended March 31, 2010 is primarily due to higher agent fees, which are based on a percentage of dayrates, when compared to the same periods in the previous fiscal year. In addition, the ATWOOD FALCON incurred less contract drilling costs during the second quarter of fiscal year 2009 while undergoing a shipyard upgrade.  The increase in contract drilling costs for the ATWOOD EAGLE is attributable to higher local payroll and payroll related costs due to the continuing tight labor market in Australia and requirements for increased payroll related benefits for the quarter and year to date periods. The increase in contract drilling costs for the RICHMOND is attributable to an increase in equipment related costs due to an increase in maintenance projects during the current quarter when compared to the prior fiscal year quarter.  Contract drilling costs for the VICKSBURG, SEAHAWK and ATWOOD HUNTER for the current quarter and fiscal year to date periods were consistent with drilling costs for the prior fiscal year periods.  The decrease in drilling costs for the ATWOOD SOUTHERN CROSS is due to a decrease in equipment related costs and headcount reduction of non-essential personnel as the rig has been idle since mid-December 2008.  Other drilling costs decreased during the current fiscal year primarily due to a strengthening United States dollar that resulted in fewer exchange rate losses when compared to the prior fiscal year to date periods.

Depreciation expense for the three and six months ended March 31, 2010 increased 19% and 20%, respectively, compared to the three and six months ended March 31, 2009.  An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE DEPRECIATION EXPENSE
	(In millions) (In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	Variance	2010	2009	Variance

ATWOOD AURORA	$ 1.8	$ -	$ 1.8	$ 3.7	$ -	$ 3.7
ATWOOD EAGLE	1.2	1.1	0.1	2.4	2.3	0.1
RICHMOND	0.4	0.4	-	0.9	0.9	-
ATWOOD HUNTER	1.6	1.6	-	3.1	3.1	-
ATWOOD SOUTHERN CROSS	1.0	1.0	-	2.0	1.9	0.1
ATWOOD FALCON	1.3	1.3	-	2.8	2.6	0.2
SEAHAWK	0.5	0.6	(0.1)	1.0	1.2	(0.2)
ATWOOD BEACON	1.1	1.3	(0.2)	2.3	2.5	(0.2)
VICKSBURG	0.5	0.7	(0.2)	1.0	1.4	(0.4)
OTHER	0.2	0.1	0.1	0.2	0.2	-
	$ 9.6	$ 8.1	$ 1.5	$ 19.4	$ 16.1	$ 3.3

Our new drilling rig, the ATWOOD AURORA, was placed into service during April 2009, incurring no depreciation expense prior to the third quarter of fiscal year 2009. Effective October 1, 2009, we extended the remaining depreciable life of the VICKSBURG from four to ten years due to the rig undergoing a life enhancing upgrade during the fourth quarter of the prior fiscal year.  Depreciation expense for all other rigs has remained consistent with the prior fiscal year periods.

General and administrative expenses for the three and six months ended March 31, 2010 increased compared to the prior fiscal year quarter primarily due to rising personnel costs, which include wage increases and increased annual bonus and equity compensation costs.

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for quarters ended March 31, 2010 and 2009 when compared to the United States statutory rate.  During the second quarter of fiscal year 2010, we received an income tax refund related to prior years in Malaysia which contributed to our effective tax for the current quarter and fiscal year to date periods ended March 31, 2010 of 13% and 16%, respectively.  The effective tax rate for the three and six months ended March 31, 2010 is lower due to a higher level of operating income earned in certain nontaxable and deemed profit tax jurisdictions when compared to the effective rate of 22% and 18%, respectively, for the three and six months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, and May 7, 2010, we have $200 million borrowed under our 5-year $300 million credit facility executed in October 2007 (the “2007 Credit Agreement”) and $50 million borrowed under our 5-year $280 million credit facility executed in November 2008 (the “2008 Credit Agreement”) with a total debt to capitalization ratio of approximately 17%.  Both credit facilities contain various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios.  The collateral for these two credit facilities, collectively, primarily consists of preferred mortgages on six of our drilling units (ATWOOD EAGLE, ATWOOD HUNTER, ATWOOD FALCON, ATWOOD SOUTHERN CROSS, ATWOOD AURORA and ATWOOD BEACON).  These credit facilities will provide funding to complete the construction of the ATWOOD OSPREY and our to-be-named dynamically positioned semisubmersible being constructed in Singapore, as well as funding for general corporate needs.  We were in compliance with all financial covenants under both credit facilities at March 31, 2010, and at all times during the first six months of fiscal year 2010.  For more information regarding financial covenants, see Note 5 to our Consolidated Financial Statements for the quarter ended March 31, 2010.

Since we operate in a very volatile industry, maintaining high equipment utilization is a key factor in generating cash to satisfy current and future obligations.  For fiscal years 2002 through 2009, net cash provided by operating activities ranged from a low of approximately $14 million in fiscal year 2003 to a high of approximately $305 million in fiscal year 2009.  Our operating cash flows are primarily driven by our operating income, which reflects dayrates and rig utilization.

As of March 31, 2010, we had expended approximately $389 million towards the construction of the ATWOOD OSPREY and $282 million towards the construction of our to-be-named dynamically positioned semisubmersible, with expected total construction costs of approximately $625 million and approximately $750 million, respectively.  We estimate that our total capital expenditures for the fiscal year 2010 will be approximately $260 million and expect to end fiscal year 2010 with outstanding long-term debt between $250 million and $275 million.  With our current contract commitments providing for approximately $1.5 billion of future revenues, coupled with our current additional borrowing capacity of approximately $330 million under our credit facilities having a current average interest cost of approximately 2%, we believe that we will be able to fund the remaining construction costs of the ATWOOD OSPREY and our to-be-named dynamically positioned semisubmersible, and maintain a strong balance sheet without the need for any additional sources of capital.

Our portfolio of accounts receivable is primarily comprised of large independent or multinational corporate entities with stable payment experience.  Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables.  Accounts receivable at March 31, 2010, has decreased by approximately $44.6 million when compared to September 30, 2009 due to more timely payment from customers during the current quarter.  As discussed in Note 10 to our Consolidated Financial Statements, under “Other Matters”, at March 31, 2010, we have approximately $15.8 million in outstanding receivables due from a customer in India; as this receivable is currently in dispute, we expect that this collection effort will extend beyond one year and have, therefore, reclassified this receivable as a long-term asset.

Income tax receivable has increased by approximately $11.6 million at March 31, 2010, when compared to September 30, 2009, due to operations in a higher number of tax jurisdictions whereby we have made estimated income tax payments over and above our estimated income tax liability, usually as a result of local regulations requiring high estimated tax payments.

Prepaid expenses and deferred costs have decreased by approximately $10.0 million at March 31, 2010 compared to September 30, 2009 primarily due to the amortization of annual rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

Accounts payable has increased by approximately $16.3 million at March 31, 2010, compared to September 30, 2009, primarily due to an accrued but unpaid construction invoice for approximately $11.0 million related to our to-be-named dynamically positioned semisubmersible at March 31, 2010.

 Income tax payable has decreased by approximately $10.2 million at March 31 2010, compared to September 30, 2009, due to the timing of tax payments associated with tax accruals in certain tax jurisdictions.

Short-term deferred credits have decreased by approximately $16.2 million at March 31, 2010, compared to September 30, 2009, due to the reduction of prepayments of revenue by a customer during the quarter ended March 31, 2010, which will be recognized as revenue when the related services are performed during the quarter ended June 30, 2010.

Deferred income taxes have decreased by approximately $5.1 million at March 31, 2010, compared to September 30, 2009 due the recognition of tax benefits associated with United States net operating losses incurred during the current fiscal year.

PART I. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

All of our $250 million of long-term debt outstanding at March 31, 2010, was floating rate debt.  As a result, our annual interest costs in fiscal year 2010 will fluctuate based on interest rate changes.  The impact on annual cash flow of a 10% change in the floating rate (approximately 13 basis points) would be approximately $0.3 million, which we believe to be immaterial.  We did not have any open derivative contracts relating to our floating rate debt at March 31, 2010.

FOREIGN CURRENCY RISK

Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies.  Based on March 31, 2010 amounts, a decrease in the value of 10% in the foreign currencies relative to the United States Dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.6 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial.  We did not have any open derivative contracts relating to foreign currencies at March 31, 2010.

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

 PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Our annual meeting of shareholders was held on February 11, 2010, at which the shareholders voted on the election of seven director nominees.  In addition to voting on election of seven director nominees, the shareholders voted to ratify PricewaterhouseCoopers as our Independent Registered Public Accounting Firm for fiscal year 2010.  No other matters were presented for a vote at the annual meeting.  Of the shares of common stock present in person or by proxy, the number of shares voted for or against in connection with the election of each director and to ratify PricewaterhouseCoopers as our Independent Registered Public Accounting Firm - are as follows:

ELECTION OF DIRECTORS
NAME	CAST FOR	VOTES WITHHELD

Deborah A. Beck	53,790,185	927,022

Robert W. Burgess	53,425,877	1,291,336

George S. Dotson	53,429,879	1,287,328

Jack E. Golden	53,907,834	809,373

Hans Helmerich	53,739,161	998,046

James R. Montague	53,795,173	922,034

Robert J. Saltiel	53,883,456	833,751

RATIFICATION OF PRICEWATERHOUSECOOPERS AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2010

VOTES FOR	VOTES AGAINST	VOTES WITHHELD

58,238,469	1,656,670	35,999

ITEM 6.   EXHIBITS

(a)      Exhibits

3.1	Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 10-Q filed May 12, 2008).

3.2	Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 12, 2008).

3.3	Second Amended and Restated By-Laws, dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.3 of our Form 10-Q filed May 12, 2008).

3.4	Amendment No. 1 to Second Amended and Restated By-Laws, dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.4 of our Form 10-Q filed May 12, 2009).

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

10.1	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2010 (Incorporated herein by reference to Exhibit 10.2 of our Form 10-Q filed February 4, 2010).

10.2	First Amendment to the 2008 Credit Agreement dated as of April 30, 2010 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed May 5, 2010).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley
            Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

      *Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC (Registrant)

Date: May 7, 2010	/s/JAMES M. HOLLAND
James M. Holland
Senior Vice President, Chief
Financial Officer, and Chief
Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.                                                                DESCRIPTION

3.1	Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 10-Q filed May 12, 2008).

3.2	Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q filed May 12, 2008).

3.3	Second Amended and Restated By-Laws, dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.3 of our Form 10-Q filed May 12, 2008).

3.4	Amendment No. 1 to Second Amended and Restated By-Laws, dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.4 of our Form 10-Q filed May 12, 2009).

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

10.1	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2010 (Incorporated herein by reference to Exhibit 10.2 of our Form 10-Q filed February 4, 2010).

10.2	First Amendment to the 2008 Credit Agreement dated as of April 30, 2010 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed May 5, 2010).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley
            Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

      *Filed herewith