Form 10-Q
period 2010-06-30
ATWOOD OCEANICS INC
filed 2010-08-06
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
----------------
Form 10-Q

       ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes X   No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes_ X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer   X                                                                 Accelerated filer ___
Non-accelerated filer ___                                                      Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31st, 2010:  64,429,015 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2010

INDEX

Part I. Financial Information

Part II. Other Information

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

Signatures	31

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30, 2010		Nine Months Ended June 30, 2010

	2010	2009	2010	2009

REVENUES:
Contract drilling	$166,637	$149,307	$489,949	$455,463

COSTS AND EXPENSES:
Contract drilling	63,139	58,366	186,950	166,771
Depreciation	9,611	9,529	28,967	25,581
General and administrative	9,339	6,894	30,683	24,783
Other- net	(822)	129	(1,521)	(52)
	81,267	74,918	245,079	217,083
OPERATING INCOME	85,370	74,389	244,870	238,380

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(698)	(735)	(2,010)	(1,644)
Interest income	175	90	260	257
	(523)	(645)	(1,750)	(1,387)
INCOME BEFORE INCOME TAXES	84,847	73,744	243,120	236,993
PROVISION FOR INCOME TAXES	25,853	6,073	50,387	34,532
NET INCOME	$58,994	$67,671	$192,733	$202,461

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	0.92	1.05	2.99	3.16
Diluted	0.91	1.05	2.96	3.14
AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	64,427	64,190	64,375	64,152
Diluted	65,037	64,617	65,054	64,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	September 30,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 152,320	$ 100,259
Accounts receivable, net of an allowance
of $0 at June 30, 2010
and $65 at September 30, 2009	109,509	124,053
Insurance receivable	-	2,518
Income tax receivable	17,400	8,306
Inventories of materials and supplies	53,611	50,136
Deferred tax assets	43	35
Prepaid expenses and deferred costs	4,290	19,297
Total Current Assets	337,173	304,604

NET PROPERTY AND EQUIPMENT	1,306,787	1,184,300

LONG TERM ASSETS:
Other receivables	15,799	14,331
Deferred costs and other assets	5,009	6,167
	20,808	20,498
	$ 1,664,768	$ 1,509,402

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 41,041	$ 19,066
Accrued liabilities	27,177	28,960
Income tax payable	28,065	29,067
Deferred credits	9,088	35,825
Total Current Liabilities	105,371	112,918

LONG-TERM DEBT	230,000	275,000
	230,000	275,000
LONG TERM LIABILITIES:
Deferred income taxes	10,966	6,082
Deferred credits	1,953	2,921
Other	12,973	10,188
	25,892	19,191

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 90,000 shares
authorized with 64,427 and 64,236 issued
and outstanding at June 30, 2010
and September 30, 2009, respectively	64,427	64,236
Paid-in capital	130,745	122,457
Retained earnings	1,108,333	915,600
Total Shareholders' Equity	1,303,505	1,102,293
	$ 1,664,768	$ 1,509,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$192,733	$202,461
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation	28,967	25,581
Amortization of debt issuance costs	603	515
Amortization of deferred items	13,031	(9,335)
Provision for doubtful accounts	(65)	937
Provision for inventory obsolesence	405	240
Deferred income tax (benefit) expense	4,876	(2,083)
Stock-based compensation expense	7,639	5,884
Other - net	(1,521)	(52)
Changes in assets and liabilities:
Decrease in accounts receivable	13,151	5,418
(Increase) Decrease in insurance receivable	514	(461)
Increase in income tax receivable	(9,094)	(2,546)
Increase in inventory	(3,880)	(16,144)
Decrease in prepaid expenses	8,334	7,419
Increase in deferred costs and other assets	(7,979)	(2,593)
Increase in accounts payable	4,571	57
Increase in accrued liabilities	979	12,143
Increase (Decrease) in income tax payable	(1,002)	6,216
Increase (Decrease) in deferred credits and other liabilities	(22,707)	12,150
Net cash provided by operating activities	229,555	245,807

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(136,870)	(353,610)
Proceeds from insurance	3,374	-
Proceeds from sale of equipment	162	288
Net cash used by investing activities	(133,334)	(353,322)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	(45,000)	(50,000)
Proceeds from debt	-	130,000
Proceeds from exercise of stock options	840	66
Debt issuance costs paid	-	(2,611)
Net cash provided (used) by financing activities	(44,160)	77,455

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$52,061	$(30,060)
CASH AND CASH EQUIVALENTS, at beginning of period	$100,259	$121,092
CASH AND CASH EQUIVALENTS, at end of period	$152,320	$91,032

Non-cash activities
Increase in insurance receivable related to reduction in value
of spare capital equipment and inventory	$-	$6,479
Increase in accounts payable and accrued liabilities
related to capital expenditures	$14,605	$2,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2009	64,236	$64,236	$122,457	$915,600	$1,102,293
Net income	-	-	-	192,733	192,733
Restricted stock awards	130	130	(130)	-	-
Exercise of employee stock options	61	61	779	-	840
Stock option and restricted stock
award compensation expense	-	-	7,639	-	7,639
June 30, 2010	64,427	$64,427	$130,745	$1,108,333	$1,303,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           UNAUDITED INTERIM INFORMATION

 The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of June 30, 2010, and for the three and nine month periods ended June 30, 2010 and 2009, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc., its subsidiaries and affiliates. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2009.  Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading.  The interim financial results may not be indicative of results that could be expected for a full fiscal year.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2009.   In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

2.           SHARE-BASED COMPENSATION

We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the required service period for each award. As of June 30, 2010, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $5.4 million and $10.7 million, respectively, which we expect to recognize over a weighted average period of approximately 2.2 years.

Awards of restricted stock and stock options have both been granted under the Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (as amended, the “2007 Plan”) during the nine months ended June 30, 2010.  We deliver newly issued shares of common stock for restricted stock awards upon vesting and upon exercise of stock options.  All stock incentive plans currently in effect have been approved by the shareholders of our outstanding common stock.

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

The per share weighted average fair value of stock options granted during the nine months ended June 30, 2010 was $14.69.  We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the nine months ended June 30, 2010:

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

A summary of stock option activity during the nine months ended June 30, 2010 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at September 30, 2009	1,499	$18.03	6.2	$25,846
Granted	355	$35.69
Exercised	(61)	$13.32		$1,466
Forfeited	(38)	$29.88
Outstanding at June 30, 2010	1,755	$21.51	6.3	$7,034
Exercisable at June 30, 2010	1,087	$16.52	4.8	$9,786

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

A summary of restricted stock activity for the nine months ended June 30, 2010 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at September 30, 2009	558	$31.09
Granted	268	$35.50
Vested	(130)	$24.95
Forfeited	(27)	$27.44
Unvested at June 30, 2010	669	$34.20

3.           EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
June 30, 2010:
Basic earnings per share	$58,994	64,427	$0.92	$192,733	64,375	$2.99
Effect of dilutive securities:
Stock options	-	610	$(0.01)	-	679	$(0.03)

Diluted earnings per share	$58,994	65,037	$0.91	$192,733	65,054	$2.96

June 30, 2009:
Basic earnings per share	$67,671	64,190	$1.05	$202,461	64,152	$3.16
Effect of dilutive securities:
Stock options	-	427	$-	-	243	$(0.02)

Diluted earnings per share	$67,671	64,617	$1.05	$202,461	64,395	$3.14

The calculation of diluted earnings per share for the nine month period ended June 30, 2010 excludes consideration of shares of common stock related to 508,000 outstanding stock options because such options were anti-dilutive.  These options could potentially dilute basic earnings per share in the future.

4.           PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

			June 30,	September 30,
			2010	2009

Drilling vessels and related equipment
	Cost		$1,688,061	$1,536,904
	Accumulated depreciation		(384,958)	(356,907)
		Net book value	1,303,103	1,179,997

Drill Pipe
	Cost		15,468	15,417
	Accumulated depreciation		(13,492)	(13,022)
		Net book value	1,976	2,395

Furniture and other
	Cost		7,216	9,750
	Accumulated depreciation		(5,508)	(7,842)
		Net book value	1,708	1,908

NET PROPERTY AND EQUIPMENT			$1,306,787	$1,184,300

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

As of June 30, 2010, our claim has been fully processed and deemed closed by the insurance company.   We have collected all insurance proceeds equal to our $6.2 million property loss claim and costs incurred to inspect and evaluate damaged equipment.

New Semisubmersible Construction Projects

During fiscal year 2008, we entered into construction contracts with Jurong Shipyard Pte. Ltd. to construct two Friede & Goldman ExD Millennium semisubmersible drilling units (the ATWOOD OSPREY, a conventionally moored 6,000 foot water depth unit, and a to-be-named dynamically positioned 10,000 foot water depth unit).  As of June 30, 2010, we had expended approximately $439 million and $293 million in construction costs respectively related to the construction of the ATWOOD OSPREY and our new to-be-named dynamically positioned semisubmersible.

5.	LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	June 30,	September 30,
	2010	2009
2007 credit facility, bearing interest (market adjustable)
at approximately 1.1% and 1.9% per annum at
June 30, 2010 and September 30, 2009, respectively	$180,000	$200,000
2008 credit facility, bearing interest (market adjustable)
at approximately 1.9% and 2.2% per annum at
June 30, 2010 and September 30, 2009, respectively	50,000	75,000
	$230,000	$275,000

As of June 30, 2010, we had approximately $120 million of funds available under our 5-year $300 million credit facility executed in October 2007 (the “2007 Credit Agreement”) and approximately $230 million available under our 5-year $280 million credit facility executed in November 2008 (the “2008 Credit Agreement”), with standby letters of credit in the aggregate amount of approximately $0.1 million and $2.1 million outstanding under the 2007 Credit Agreement  and the 2008 Credit Agreement, respectively.

The 2008 Credit Agreement and the 2007 Credit Agreement contain various financial covenants that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment.  As of June 30, 2010, our leverage ratio was 0.23, our interest expense coverage ratio was 60.4 and our collateral maintenance percentage was in excess of 150%.  We were in compliance with all financial covenants under the 2008 Credit Agreement and the 2007 Credit Agreement at June 30, 2010 and at all times during the quarter ended June 30, 2010.  As of August 6, 2010, no additional funds have been borrowed under either the 2007 Credit Agreement or the 2008 Credit Agreement subsequent to June 30, 2010.

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

At June 30, 2010, we had approximately $6.9 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $0.9 million which are included as Other Long Term Liabilities in the Consolidated Balance Sheet.  At June 30, 2010, all $6.9 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.  A summary of activity related to the net uncertain tax liabilities for the nine months ended June 30, 2010 is as follows (in thousands):

Liability for Uncertain
Tax Positions
Balance at September 30, 2009	$4,947
Increases based on tax positions related to the current fiscal year	1,353
Increases based on tax positions related to prior fiscal years	630
Balance June 30, 2010	$6,930

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

During the current quarter, we recorded a valuation allowance of $13.7 million on deferred tax assets primarily related to our United States net operating loss carryforwards and share-based compensation expense.  An analysis of the change in the valuation allowance during the current fiscal year is as follows (in thousands):

	Balance At		Balance At
Deferred Tax Assets	September 30, 2009	Additions	June 30, 2010

Net operating loss carryforwards	$-	$7,812	$7,812
Share-based compensation expense	-	5,882	5,882
Tax credit carryforwards	730	-	730
	$730	$13,694	$14,424

 As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the three and nine months ended June 30, 2010 and 2009 when compared to the United States statutory rate.  However, these low effective tax rates were partially offset by the recording of the valuation allowance during the current quarter.

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2010, the carrying amounts of our cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of our floating-rate debt approximated its fair value at June 30, 2010, as such instruments bear short-term, market-based interest rates.

8.           SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events and found no events that we would be required to recognize or disclose in our financial statements.

9.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued ASU 2010-09.  The amendments in this update address both the interaction of the requirements of Topic 855, “Subsequent Events”, with the reporting requirements of the Securities Exchange Commission (the “SEC”) and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4) by eliminating the requirement to include the "as of" date for subsequent event evaluation. We adopted the amendments in this update during the second quarter of fiscal year 2010.

In January 2010, the FASB issued ASU 2010-01.  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity” and ASC 260, “Earnings Per Share”.  We adopted the amendments in this update during the second quarter of fiscal year 2010 with no impact to our equity balance or earnings per share calculations.

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

Also in January 2010, the FASB issued ASU 2010-06.  The amendments in this update require new disclosures for ASC 820, “Fair Value Measurements and Disclosures” to provide additional information and clarity regarding classes of assets and liabilities, valuation techniques and activities in certain levels regarding to Fair Value Measurement.  We adopted the amendments in this update during the second quarter of fiscal year 2010 with no significant changes to the disclosures in our financial statements.

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

In December 2007, the FASB issued ASC 805, “Business Combinations”.  ASC 805 retains the fundamental requirement that the acquisition method be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods.  ASC 805 requires measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and noncontrolling interest.  Additionally, ASC 805 requires that acquisition-related costs, including restructuring costs, be recognized separately from the acquisition.  ASC 805 applies prospectively to business combinations for fiscal years beginning after December 15, 2008.   We adopted ASC 805 during the first quarter of fiscal year 2010 with no impact on our consolidated financial position, results of operations and cash flows. The future impact of ASC 805 on us will depend on the nature and extent of any future acquisitions.

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

After reviewing the status of the drilling service we provided to our customer, the Indian tax authorities assessed service tax obligations on revenues derived from the ATWOOD BEACON commencing on June 1, 2007.  The relevant Indian tax authority issued an extensive written ruling on this matter setting forth the application of the June 1, 2007 service tax regulation and confirming the position that the drilling services were not covered by the original 2004 service tax law.  Therefore, as the Indian tax authority’s service tax assessments were made under the provision of the 2007 amendment to the service tax law and not pursuant to a law in effect at the time we executed the ATWOOD BEACON contract, we believe our customer is obligated under the terms of our contract to reimburse us for all service tax payments.  We expect the ruling of the Indian tax authority, in favor of the application of the June 2007 service tax law, will be subject to the review of the Tax Tribunal.

As of June 30, 2010, we have paid to the Indian government $10.1 million in service taxes and have accrued $1.7 million of additional service tax obligations in accrued liabilities, for a total of $11.8 million relating to service taxes. We have recorded a corresponding $15.8 million long-term other receivable due from our customer for (a) such $11.8 million relating to service taxes and (b) approximately $4.0 million of accounts receivable related to revenues earned during fiscal year 2009 under the subject contract.  We plan to pursue all options available to us to collect this other receivable from our customer for such service taxes, including amounts of accounts receivable due from the customer.

PART I. ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q for the quarterly period ended June 30, 2010 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries and affiliates is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

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

•
the future implications on the offshore drilling industry resulting from the Macondo well incident in the U.S. Gulf of Mexico and the U.S. Department of Interior temporary moratorium on deepwater drilling;

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

•	the extent to which customers and potential customers continue to pursue deepwater drilling;

•	exploration success or lack of exploration success by our customers and potential customers;

•	the highly competitive and volatile nature of our business, with periods of low demand and excess rig availability;

•	the impact of government suspension or limitation of drilling operations and increased governmental or industry regulation as a result of recent events in the U.S. Gulf of Mexico;

•	the impact of possible disruption in operations due to terrorism, acts of piracy, embargoes, war or other military operations;

•	our ability to enter into and the terms of future drilling contracts;

•	the availability of qualified personnel;

•	our failure to retain the business of one or more significant customers;

•	the termination or renegotiation of contracts by customers;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured loss;

•	the risks of international operations, including possible economic, political, social or monetary instability, and compliance with foreign laws;

•	the effect public health concerns could have on our international operations and financial results;

•	compliance with environmental laws or any breach which could result in a potential damage claim;

•	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

•	the adequacy of sources of liquidity for our operations and those of our customers;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

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

MARKET OUTLOOK

Prior to the Macondo well incident in the U.S. Gulf of Mexico on April 20, 2010, the continuing delivery of newly constructed jack-up rigs, the contract expiration of several deep-water drilling rigs in 2010 and 2011, and the potential assignment of already contracted rigs were exerting pressure on dayrates and negatively impacting the worldwide supply related to current market demand.  The Macondo well incident and the resulting U.S. Department of Interior temporary moratorium on deepwater drilling have added more uncertainties to an already challenging market environment.  Despite relatively high oil prices, continuing market uncertainties have hindered the awards of new drilling contracts.  There have been virtually no drilling programs awarded over the last year for semisubmersible drilling units technically similar to the ATWOOD SOUTHERN CROSS.  This rig is currently drilling a one-well program off the coast of Tunisia; however, there is no guarantee that this rig will have ongoing work following the completion of this program.  The RICHMOND, a submersible drilling unit that drills in up to 70 feet of water and our only rig located in the U.S. Gulf of Mexico, is currently undergoing required regulatory inspections and repairs. While previously delayed, its next customer recently received their required federal drilling permits for a one well program.  Thus, the RICHMOND is expected to commence that program in early August once inspections and repairs are completed.

The RICHMOND is currently our only idle rig; however, the ATWOOD SOUTHERN CROSS and SEAHAWK have contracts that are expected to terminate in August 2010.  We are pursuing additional contract commitments for all of these rigs; however, there is no guarantee that we will not have idle days on some or all of our rigs prior to the end of fiscal year 2010 and during fiscal year 2011.  There continues to be some improvement in the jack-up rig market as evidenced by the fact that we have recently received new contract commitments on two (2) of our jack-up rigs, the ATWOOD BEACON and VICKSBURG.  We believe that the market for jack-up rigs will continue to recover as long as fundamentals regarding oil price and bidding activity maintain and/or improve.  Of our nine (9) owned operating drilling units, and the two (2) drilling units currently under construction, seven (7) have current contract commitments that extend into fiscal year 2011 or later; two (2) have contract commitments that are expected to expire in August 2010; one (1) is idle but is expected to return to work in August 2010; and one (1) under construction, scheduled for delivery in mid-2012, is currently without a contract.  At June 30, 2010, we had estimated contract revenue backlog of approximately $1.35 billion relative to approximately $785 million of estimated capital expenditures relating primarily to the new semisubmersibles under construction.

We currently have approximately 65% of available rig days contracted for the fourth quarter of fiscal year 2010, with 50% and 20% of available rig days contracted in fiscal years 2011 and 2012, respectively.  An analysis of our contract commitments is as follows:

		Estimated Contract	Operating	Percentage of Revenues
		Termination	Dayrate

				First Nine Months of Fiscal Year 2010	Fiscal Year 2009

ATWOOD HUNTER		October 2012	$538,000 to $545,000	30%	31%
ATWOOD EAGLE		February/March 2011	405,000 to 465,000	22	25
ATWOOD FALCON		August 2011	431,000	23	14
ATWOOD OSPREY	(1)	Early 2014	470,000	0	0
ATWOOD AURORA		April 2011	133,000	7	4
ATWOOD BEACON		May 2011	115,000	5	7
VICKSBURG		June 2011	90,000	5	7
ATWOOD SOUTHERN CROSS		August 2010	154,500	0	4
SEAHAWK		August 2010	90,000	5	5
RICHMOND	(2)			2	3
______________
1) Rig is under construction in Singapore with delivery expected in early 2011 at which time it will be mobilized to Australia.
2) Rig is currently undergoing required inspections and repairs but expected to return to work in August 2010 for a one-well program at a dayrate of $36,000.

A comparison of the average per day revenues for fiscal year 2008 and 2009 and the first nine months of fiscal year 2010 for each of our current nine (9) active drilling units are as follows:

	Average Per Day Revenues
	Fiscal Year 2008	Fiscal Year 2009	First Nine Months of Fiscal Year 2010

ATWOOD HUNTER	$246,000	$500,000	$542,000
ATWOOD EAGLE	241,000	398,000	393,000
ATWOOD FALCON	216,000	223,000	418,000
VICKSBURG	155,000	118,000	92,000
ATWOOD BEACON	128,000	105,000	96,000
SEAHAWK	88,000	85,000	86,000
ATWOOD SOUTHERN CROSS	321,000	70,000	-	(1)
ATWOOD AURORA	-	56,000	132,000	(2)
RICHMOND	44,000	52,000	32,000
______________
(1) Rig was idle from mid-December 2008 to July 2010.
(2) Rig commenced operations in April 2009.

The construction of our two (2) semisubmersibles for deepwater drilling:  (1) the ATWOOD OSPREY, a conventionally moored, 6,000 foot water depth unit, (scheduled for delivery in early 2011, with an estimated total cost of approximately $625 million), and (2) the to-be-named dynamically positioned, 10,000 foot water depth unit (scheduled for delivery in mid-2012, with an estimated total cost of approximately $750 million) continues on schedule.  Through June 30, 2010, we have invested approximately $730 million toward the construction of these two drilling units.  We expect funding of the approximately $645 million remaining on the construction of these two units will come from internally generated funds and borrowings under our two credit facilities.

RESULTS OF OPERATIONS

         Revenues for the three and nine months ended June 30, 2010 increased approximately 12% and 8%, respectively, compared to the three and nine months ended June 30, 2009.  A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance

ATWOOD FALCON	$38.0	$18.3	$19.7	$114.1	$55.0	$59.1
ATWOOD AURORA	11.9	9.1	2.8	36.0	9.1	26.9
ATWOOD SOUTHERN CROSS	1.3	-	1.3	1.3	25.6	(24.3)
ATWOOD HUNTER	49.5	48.6	0.9	148.1	140.5	7.6
ATWOOD EAGLE	36.6	36.5	0.1	107.2	107.9	(0.7)
SEAHAWK	7.8	8.0	(0.2)	23.4	23.4	-
RICHMOND	3.3	4.4	(1.1)	8.6	18.9	(10.3)
ATWOOD BEACON	9.4	11.6	(2.2)	26.1	35.5	(9.4)
VICKSBURG	8.8	12.8	(4.0)	25.1	39.6	(14.5)
	$166.6	$149.3	$17.3	$489.9	$455.5	$34.4

The increase in revenues for the ATWOOD FALCON for the three months and nine months ended June 30, 2010, when compared to the three and nine months of 2009, is the result of working on a substantially higher dayrate contract in deeper water in Malaysia.

Our newest active drilling rig, the ATWOOD AURORA, commenced its initial drilling operations in mid-April in Egypt during the prior fiscal year, while the rig has been actively engaged in drilling operations for the full nine months of fiscal year 2010, accounting for the increase in revenues for the nine months ended June 30, 2010, when compared to the prior fiscal year period.

The increase in revenues for the ATWOOD SOUTHERN CROSS for the three months ended June 30, 2010, compared to prior fiscal year quarter and the decrease in revenues for the nine months ended June 30, 2010 compared to the prior fiscal year period is due to the rig’s idle status since December 2008 while just recently returning to work following mobilization in late June and early July to Tunisia.

Revenues for the ATWOOD HUNTER, ATWOOD EAGLE and SEAHAWK during the current fiscal year periods are relatively consistent with the prior fiscal year periods.  These rigs have continued in fiscal year 2010 to work on the same long term contracts that they were working under during fiscal year 2009.

The decrease in revenues for the RICHMOND for the three months and nine months ended June 30, 2010 are due to the rig working under lower day rate contracts in the U.S. Gulf of Mexico during the current fiscal year period compared to the prior fiscal year period.

The decrease in revenues for the ATWOOD BEACON for the three months and nine months ended June 30, 2010 compared with the prior fiscal year periods are due to the rig working on a lower day rate contract in Equatorial Guinea during fiscal year 2010 as compared to a higher day rate contract in India during fiscal year 2009.

The decrease in revenues for the VICKSBURG for the three and nine months ended June 30, 2010, compared to the same period in 2009, is due to the rig working under a lower day rate contract in Thailand.

Contract drilling costs for the three and nine months ended June 30, 2010 increased approximately 8% and 12%, respectively, compared to the three and nine months ended June 30, 2009.  An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance

ATWOOD BEACON	$8.4	$4.4	$4.0	$22.6	$13.7	$8.9
ATWOOD AURORA	5.5	4.7	0.8	16.4	4.7	11.7
ATWOOD EAGLE	13.7	12.8	0.9	38.9	34.2	4.7
ATWOOD FALCON	7.0	6.4	0.6	24.0	19.5	4.5
ATWOOD HUNTER	9.9	9.4	0.5	27.6	26.8	0.7
RICHMOND	3.2	3.5	(0.3)	10.4	10.3	0.1
VICKSBURG	3.8	4.5	(0.7)	12.0	12.7	(0.3)
SEAHAWK	6.2	6.7	(0.5)	19.1	18.3	0.8
ATWOOD SOUTHERN CROSS	3.5	5.5	(2.0)	9.6	19.6	(10.0)
OTHER	1.9	0.5	1.4	6.4	7.0	(0.9)
	$63.1	$58.4	$4.7	$187.0	$166.8	$20.2

 The increase in contract drilling costs for the ATWOOD BEACON for the three and nine months ended June 30, 2010 when compared to the previous fiscal year periods is due to a combination of cost increases resulting from the amortization of deferred mobilization expenses incurred when the rig relocated from India to Equatorial Guinea in October 2009, increased maintenance projects, and increased travel costs due to its current remote geographical location compared to the prior fiscal year periods.

The increase in contract drilling costs for the ATWOOD AURORA for the current fiscal year periods is due to the rig incurring no contract drilling costs prior to the commencement of initial drilling operations in mid April 2009.

The increase in contract drilling costs for the ATWOOD EAGLE for the three and nine month periods ending June 30, 2010 compared to the prior fiscal year periods, is primarily attributable to higher local payroll and payroll related costs due to the continuing tight labor market in Australia and requirements for increased payroll related benefits.

The increase in contract drilling costs for the ATWOOD FALCON during the three and nine months ended June 30, 2010 is primarily due to higher agent fees, related to increased revenue, when compared to the same periods in the previous fiscal year.  In addition, the ATWOOD FALCON incurred less contract drilling costs during the second quarter of fiscal year 2009 while undergoing a shipyard upgrade.

Contract drilling costs during the current fiscal year periods for the ATWOOD HUNTER, RICHMOND, SEAHAWK and VICKSBURG are relatively consistent when compared to the prior fiscal year periods.

The decrease in drilling costs for the ATWOOD SOUTHERN CROSS is due to a decrease in equipment related costs and headcount reduction of non-essential personnel as the rig had been idle since December 2008 and has just recently returned to work following mobilization in late June and early July to Tunisia.

 While other drilling costs for the fiscal year to date period are relatively consistent with the prior fiscal year to date period, the increase in other drilling costs for the current quarter compared to the prior fiscal year quarter is due to exchange gains recognized in the prior fiscal year quarter as a result of the strong United States dollar.

Depreciation expense for the three and nine months ended June 30, 2010 increased approximately 1% and 13%, respectively, compared to the three and nine months ended June 30, 2009.  An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE (In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance

ATWOOD AURORA	$1.9	$1.4	$0.5	$5.5	$1.4	$4.1
ATWOOD EAGLE	1.2	1.1	0.1	3.6	3.4	0.2
RICHMOND	0.4	0.4	-	1.3	1.3	-
ATWOOD HUNTER	1.6	1.6	-	4.7	4.7	-
ATWOOD SOUTHERN CROSS	1.0	1.0	-	3.0	2.9	0.1
ATWOOD BEACON	1.2	1.2	-	3.5	3.7	(0.2)
ATWOOD FALCON	1.3	1.4	(0.1)	4.1	4.0	0.1
SEAHAWK	0.5	0.6	(0.1)	1.5	1.8	(0.3)
VICKSBURG	0.5	0.7	(0.2)	1.5	2.1	(0.6)
OTHER	-	0.1	(0.1)	0.3	0.3	-
	$9.6	$9.5	$0.1	$29.0	$25.6	$3.4

Our newest active drilling rig, the ATWOOD AURORA, was placed into service in mid April 2009, incurring no depreciation expense prior to commencement of drilling operations.  The decrease in depreciation expense for the VICKSBURG for the three and nine months ended June 30, 2010 is due to the extension of the depreciable life of the rig from four to ten years, effective October 1, 2009, after undergoing a life enhancing upgrade during the fourth quarter of the prior fiscal year.  Depreciation expense for all other rigs has remained consistent with the prior fiscal year periods.

General and administrative expenses for the three and nine months ended June 30, 2010 increased compared to the prior fiscal year quarter due to rising personnel costs, which include wage increases and increased annual bonus and share-based compensation costs.

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the quarters and fiscal year to date periods ended June 30, 2010 and 2009 when compared to the United States statutory rate.

However, these low effective tax rates were partially offset by the recording of a $13.7 million valuation allowance during the current quarter on deferred tax assets related to our United States net operating loss carryforwards (“NOLs”) and share-based compensation expense. Even though the NOLs do not commence expiring until 2028, due to the current uncertainties in the United States offshore drilling market, including uncertainties resulting from the Macondo Well incident in the U.S. Gulf of Mexico, we cannot be assured that sufficient future United States taxable income will be generated in order to utilize these NOLs and related deferred tax assets. In addition, if any future NOLs or related deferred tax assets are generated, they will be fully offset by a valuation allowance until we are sufficiently assured of their utilization.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, and August 6, 2010, we have $180 million borrowed under our 5-year $300 million credit facility executed in October 2007 (the “2007 Credit Agreement”) and $50 million borrowed under our 5-year $280 million credit facility executed in November 2008 (the “2008 Credit Agreement”) with a total debt to capitalization ratio of approximately 15%.  Both credit facilities contain various financial covenants that, among other things, require the maintenance of certain leverage and interest expense coverage ratios.  The collateral for these two credit facilities, collectively, primarily consists of preferred mortgages on six of our drilling units (ATWOOD EAGLE, ATWOOD HUNTER, ATWOOD FALCON, ATWOOD SOUTHERN CROSS, ATWOOD AURORA and ATWOOD BEACON).  These credit facilities will provide funding to complete the construction of the ATWOOD OSPREY and our to-be-named dynamically positioned semisubmersible being constructed in Singapore, as well as funding for general corporate needs.  We were in compliance with all financial covenants under both credit facilities at June 30, 2010, and at all times during the first nine months of fiscal year 2010.  For more information regarding financial covenants, see Note 5 to our Condensed Consolidated Financial Statements for the quarter ended June 30, 2010.

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

As of June 30, 2010, we had expended approximately $439 million towards the construction of the ATWOOD OSPREY and $293 million towards the construction of our to-be-named dynamically positioned semisubmersible, with expected total construction costs of approximately $625 million and approximately $750 million, respectively.  We estimate that our total capital expenditures for fiscal year 2010 will be approximately $250 million and expect to end fiscal year 2010 with outstanding long-term debt between $250 million and $275 million.  With our current contract commitments providing for approximately $1.35 billion of future revenues, coupled with our current additional borrowing capacity of approximately $350 million under our credit facilities having a current average interest cost of approximately 2%, we believe that we will be able to fund the remaining construction costs of the ATWOOD OSPREY and our to-be-named dynamically positioned semisubmersible, and maintain a strong balance sheet without the need for any additional sources of capital.

Our portfolio of accounts receivable is primarily comprised of large independent or multinational corporate entities with stable payment experience.  Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables.  Accounts receivable at June 30, 2010, has decreased by approximately $14.5 million when compared to September 30, 2009 due to more timely payment from customers during the current quarter.  As discussed in Note 10 to our Condensed Consolidated Financial Statements, under “Other Matters”, at June 30, 2010, we have approximately $15.8 million in outstanding receivables due from a customer in India; as this receivable is currently in dispute, we expect that this collection effort will extend beyond one year and have, therefore, reclassified this receivable as a long-term asset.

Income tax receivable has increased by approximately $9.1 million at June 30, 2010, when compared to September 30, 2009, due to operations in a higher number of tax jurisdictions whereby we have made estimated income tax payments over and above our estimated income tax liability, usually as a result of local regulations requiring high estimated tax payments.

Prepaid expenses and deferred costs have decreased by approximately $15.0 million at June 30, 2010 compared to September 30, 2009 primarily due to the amortization of annual rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

Accounts payable has increased by approximately $22.0 million at June 30, 2010, compared to September 30, 2009, primarily due to accrued but unpaid construction and equipment invoices for our two semisubmersibles under construction at June 30, 2010.

Short-term deferred credits have decreased by approximately $26.7 million at June 30, 2010, compared to September 30, 2009, as the prior fiscal year end balance includes prepayments of revenue by a customer which were recognized as revenue during the current fiscal year when the related services were performed compared to no prepayments of revenue at the current quarter end.

Deferred income taxes have increased by approximately $4.9 million at June 30, 2010, compared to September 30, 2009 due the recording of a valuation allowance in the current quarter for deferred tax assets primarily related to our United States net operating loss carryforwards and share-based compensation expense.

CHANGE OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

In connection with our goal of continued growth, and in line with our succession planning efforts, on July 19, 2010, we announced that Mr. Mark L. Mey, age 46, has agreed to join the Company as Senior Vice President and Chief Financial Officer with a commencement date of August 11, 2010.

In connection with his appointment as Senior Vice President and Chief Financial Officer, Mr. Mey shall be paid an initial annual base salary of $400,000.  He shall also be eligible to receive a cash bonus for the fiscal year ending September 30, 2011 based upon Company-wide achievement of targeted performance goals and milestones (the “Target Goals”) established by the Compensation and Human Resources Committee of the Board of Directors of Atwood Oceanics, Inc. (the “Compensation Committee”) and consistent with awards to other senior executive officers of the Company.  The target amount of the annual cash bonus will be 65% of Mr. Mey’s base salary if such Target Goals are achieved; achievement beyond the Target Goals, i.e. “stretch goals”, may result in a higher annual cash bonus up to 150% of Mr. Mey’s base salary, and performance under Target Goals, but at a minimum level, i.e. “threshold goals”, shall result in a lower annual cash bonus, but in no event less than 15% of Mr. Mey’s base salary.  Mr. Mey will also be eligible to receive a cash bonus based upon individual objectives established by the Compensation Committee.

On August 11, 2010, Mr. Mey shall be granted 12,500 shares of restricted stock of the Company under our 2007 Stock Plan, which restricted stock award shall be subject to four year cliff vesting, as well as performance measures, goals and milestones to be determined in good faith by Mr. Mey and the Compensation Committee no later than December 15, 2010.  For the fiscal year ending September 30, 2011, Mr. Mey will be eligible for additional grants of stock based awards in accordance with the Company’s stock incentive plans on the same basis as other senior executive officers.  The target for such award will be in the range of 200% of Mr. Mey’s base salary.  Mr. Mey will be provided with at least the same level of executive and employee benefits as provided to other Company senior executive officers from time to time.

In connection with Mr. Mey’s appointment as Senior Vice President and Chief Financial Officer of the Company, the Company entered into an Executive Agreement with Mr. Mey (the “Executive Agreement”) to be effective August 11, 2010.  The Executive Agreement relates to termination of employment in connection with a change of control of the Company and is substantially similar to agreements for certain other Company senior executive officers except with regard to the calculation of the severance amount.  If Mr. Mey’s employment is terminated by the Company without cause or by Mr. Mey for good reason during the change of control transition period, he will be entitled to a severance payment equal to 150% of the sum of the highest annual salary and bonus paid by the Company to Mr. Mey for any prior fiscal year. The Executive Agreement only addresses the terms of employment and compensation in the event of a termination of employment in connection with a change of control of the Company and not as a result of termination unrelated to such change of control and is intended to provide an appropriate retention incentive while balancing the value to the Company of such retention during a change of control transition period.  Unless notice of no further extension is provided to the executive by the Company, the Executive Agreement has a three year evergreen term, so that there are always three years remaining on the term.  The post change of control employment period is one year and six months, commencing on the date of the change of control, which must occur during the term of the Executive Agreement.

From August 2005 to July 2010, Mr. Mey was Senior Vice President, Chief Financial Officer, and a Director of Scorpion Offshore Ltd.  There is no arrangement or understanding between Mr. Mey and any other person pursuant to which Mr. Mey will be appointed as Senior Vice President and Chief Financial Officer of the Company effective as of August 11, 2010.  Mr. Mey has no family relationship between any director or executive officer of the Company.  There are no transactions in which Mr. Mey has an interest requiring disclosure under Item 404(a) of Regulation S-K.

In connection with Mr. Mey’s appointment as Senior Vice President and Chief Financial Officer, Mr. James M. Holland will resign from his position as Senior Vice President and Chief Financial Officer of the Company effective as of the close of business August 10, 2010.  Following his retirement as Senior Vice President and Chief Financial Officer of the Company, pursuant to the terms of his Executive Retention Agreement dated September 22, 2009, Mr. Holland will continue to be employed by the Company through December 31, 2010, to provide for an appropriate transition.

PART I. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

All of our $230 million of long-term debt outstanding at June 30, 2010, was floating rate debt.  As a result, our annual interest costs in fiscal year 2010 will fluctuate based on interest rate changes.  The impact on annual cash flow of a 10% change in the floating rate (approximately 13 basis points) would be approximately $0.3 million, which we believe to be immaterial.  We did not have any open derivative contracts relating to our floating rate debt at June 30, 2010.

FOREIGN CURRENCY RISK

Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies.  Based on June 30, 2010 amounts, a decrease in the value of 10% in the foreign currencies relative to the United States Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $0.2 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial.  We did not have any open derivative contracts relating to foreign currencies at June 30, 2010.

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

PART II. ITEM 1A.
RISK FACTORS

RECENT EVENTS IN THE U.S. GULF OF MEXICO MAY ADVERSELY IMPACT OUR OPERATIONS AND FINANCIAL CONDITION.

On April 20, 2010, an explosion and fire at the Macondo well, a deepwater U.S. Gulf of Mexico offshore drilling location, resulted in 11 deaths, multiple personal injuries and significant property damage and pollution. As a result of this incident, hydrocarbons flowed from the well resulting in significant pollution and contamination. The U.S. Department of Interior issued a memorandum imposing a temporary moratorium on deepwater drilling on the outer continental shelf. Although the subject of ongoing litigation, the moratorium presently extends to November 30, 2010.

At this time, we cannot predict what, if any, impact this incident may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, the technical requirements or certifications of rigs or what actions may be taken by our customers, governmental agencies, or other industry participants in response to the incident. Currently, we are performing a comprehensive review of all operating policies and procedures, the technical specifications and certifications of key equipment components and the training certification of all relevant personnel; However, we believe all of our rigs satisfy current technical requirements and certifications, if any, required to operate in the jurisdictions where they currently operate, but can give no assurance that in the future they will satisfy new technical requirements or certifications, if any, or that the costs to satisfy such technical requirements or certifications, if any, would not materially affect our financial condition and operating results. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance, and decisions by customers, governmental agencies, or others industry participants could reduce demand for our services or increase our costs of operations, which could have a negative impact on our financial condition and operating results, but we cannot reasonably or reliably estimate that such changes will occur, when they will occur, or if they will impact us.

PART II. ITEM 6.
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

10.1	First Amendment to the 2008 Credit Agreement dated as of April 30, 2010 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed May 5, 2010).

10.2	Executive Agreement between Mark L. Mey and Atwood Oceanics, Inc. dated effective as of August 11, 2010 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed July 19, 2010).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

      *Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC. (Registrant

Date: August 6, 2010	/s/JAMES M. HOLLAND
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

10.1	First Amendment to the 2008 Credit Agreement dated as of April 30, 2010 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed May 5, 2010).

10.2	Executive Agreement between Mark L. Mey and Atwood Oceanics, Inc. dated effective as of August 11, 2010 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed July 19, 2010).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

      *Filed herewith