Form 10-K
period 2010-09-30
ATWOOD OCEANICS INC
filed 2010-11-23
CIK 8411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
or
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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [X]                                                                Accelerated filer [ ]                                                      Non-accelerated filer [ ]Smaller Reporting Company [ ]
                                                                                                   (Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our Common Stock, $1 par value was last sold, or the average bid and asked price of such Common Stock, as of March 31, 2010 was $2,230,000,000.

The number of shares outstanding of our Common Stock, $1 par value, as of November 22, 2010: 64,470,915.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2010 - Referenced in Parts I, II and IV of this report.

(2) Proxy Statement for Annual Meeting of Shareholders to be held February 10, 2011  - Referenced in Part III of this report.

PART I

ITEM 1.	BUSINESS

Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our,” unless the context requires otherwise) is engaged in the international offshore drilling and completion of exploratory and developmental oil and gas wells.  We are headquartered in Houston, Texas, USA.  Atwood Oceanics, Inc. was organized in 1968 as a Texas corporation and commenced operations in 1970.

During our forty-two year history, the majority of our drilling units have operated outside of United States waters, and we have conducted drilling operations in most of the major offshore exploration areas of the world.  Our current worldwide operations include nine offshore mobile drilling units located in five regions of the world – offshore Southeast Asia, offshore Africa, offshore Australia, offshore South America and the Mediterranean Sea.  Approximately 97% of our contract revenues were derived from foreign operations in each of the prior three fiscal years.  We support our operations from our Houston headquarters and offices currently located in Australia, Malaysia, Singapore and the United Kingdom.  For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 13 of the Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2010, filed herewith and incorporated by reference herein.

The following table presents our wholly-owned rig fleet as of November 22, 2010:

Rig Name	Rig Type	Upgraded	Water Depth Rating (feet)
Atwood Eagle	Semisubmersible	2000/2002	5,000
Atwood Falcon	Semisubmersible	1998/2006	5,000
Atwood Hunter	Semisubmersible	1997/2001	5,000
Atwood Beacon	Jack-up	2003(1)	400
Atwood Aurora	Jack-up	2009(2)	350
Vicksburg	Jack-up	1998	300
Atwood Southern Cross	Semisubmersible	1997/2006	2,000
Seahawk	Semisubmersible Tender Assist	1992/1999/2006	600
Richmond	Submersible	2000/2002/2007	70

(1)	Construction and commissioning was completed on the Atwood Beacon in fiscal year 2003.
(2)	Construction and commissioning was completed on the Atwood Aurora in fiscal year 2009.

Besides our current nine drilling units, we are also in the process of constructing four additional drilling units.  During fiscal year 2008, we entered into construction contracts with Jurong Shipyard Pte. Ltd. to construct two Friede & Goldman ExD Millennium semisubmersible drilling units (the Atwood Osprey, a conventionally moored 8,200 foot water depth unit and the Atwood Condor, a dynamically positioned 10,000 foot water depth unit).  The Atwood Osprey is expected to cost approximately $625 million and is scheduled for delivery in the second quarter of fiscal year 2011.  The Atwood Condor is expected to cost approximately $750 million and is scheduled for delivery in the third quarter of fiscal year 2012.  In October 2010, after the end of the fiscal year covered by this report, we entered into turnkey construction agreements with PPL Shipyard PTE LTD to construct two Pacific Class 400 jack-up drilling units. These new rigs will have a rated water depth of 400 feet, accommodations for 150 personnel, and significant offline handling features.  The two rigs are scheduled for delivery September 30 and December 31, 2012, respectively.  The total cost, including project management, drilling and handling tools, spares and capitalized interest, of each high specification rig approximates $190 million.

One of our main strategic focuses has been maintaining high equipment utilization.  Maintaining high equipment utilization in up, as well as down, cycles is a significant factor in generating cash to satisfy current and future obligations.  We had an 88% utilization rate in fiscal year 2010 while our utilization rate has averaged over 90% during the past ten fiscal years.  Of our six actively marketed rigs (the Atwood Southern Cross, Richmond, and Seahawk are currently idled and not marketed), we have approximately 88% and 30% of our available rig days contracted for fiscal years 2011 and 2012, respectively, with approximately $1.2 billion of revenue backlog compared to approximately $1.0 billion of estimated capital commitments primarily related to the construction of our four new drilling units.  Information regarding the contract status of our drilling units may be found in the table with the caption heading “Offshore Drilling Operations” in the Company's Annual Report to Shareholders for fiscal year 2010, which is incorporated by reference herein.

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

Semisubmersible Rigs.  Each semisubmersible drilling unit has two hulls, the lower of which is capable of being flooded.  Drilling equipment is mounted on the main hull.  After the drilling unit is towed to location, the lower hull is flooded, lowering the entire drilling unit to its operating draft, and the drilling unit is either anchored in place (conventionally moored drilling unit) or is held in place by thrusters underneath the lower hull (dynamically positioned drilling unit).  On completion of operations, the lower hull is deballasted, raising the entire drilling unit to its towing draft.  This type of drilling unit is designed to operate in greater water depths than a jack-up drilling rig and in more severe sea conditions than other types of drilling units.  Semisubmersible rigs are generally more expensive to operate than jack-up drilling rigs and are often limited in the amount of supplies that can be stored on board.

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

Submersible Drilling Rigs.  The submersible drilling rig we own has two hulls, the lower being a mat, which is capable of being flooded.  Drilling equipment and crew accommodations are located on the main hull.  After the drilling unit is towed to its location, the lower hull is flooded, lowering the entire unit to its operating draft at which it rests on the sea floor.  On completion of operations, the lower hull is deballasted, raising the entire unit to its towing draft.  This type of drilling unit is designed to operate in shallow water depths ranging from 9 to 70 feet and can operate in moderately severe sea conditions.  Although drilling units of this type are less expensive to operate, like a jack-up drilling rig, they cannot operate in water as deep as that in which a semisubmersible rig can operate.  A submersible drilling rig is a bottom supported rig.

DRILLING CONTRACTS

We obtain the contracts under which we operate our units either through individual negotiation with the customer or by submitting proposals in competition with other contractors.  Our contracts vary in their terms and conditions.  The initial term of contracts for our owned and/or managed units has ranged from the length of time necessary to drill one well to several years and is generally subject to early termination in the event of a total loss of the drilling unit, a force majeure event, excessive equipment breakdown or failure to meet minimum performance criteria.  It is not unusual for contracts to contain renewal provisions, which in time of weak market conditions are usually at the option of the customer, and in time of strong market demand are usually mutually agreeable.

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

For long moves of drilling equipment, we attempt to obtain from our customers either a lump sum or a dayrate as mobilization compensation for expenses incurred during the period in transit.  In today’s current market environment, we attempt to fully recover our relocation costs but may not be able to do so due to the relative supply and demand of available rigs and current dayrate pricing trends.  However, in a stronger market environment, we are generally able to receive a dayrate as mobilization compensation and substantially, if not fully, recover our relocation costs.  We can give no assurance that we will receive full or partial recovery of any future relocation costs beyond that for which we have already contracted.

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

Our operations are also subject to disruption due to terrorism or piracy.  As a result of significant losses incurred by the insurance industry due to terrorism, offshore drilling rig accidents such as the April 2010 Macondo incident in the U.S. Gulf of Mexico, damages from hurricanes such as Hurricane Ike in 2008, and other events, we have experienced increases in premiums for certain insurance coverages.  Although we believe that we are adequately insured against normal and foreseeable risks in our operations in accordance with industry standards, such insurance may not be adequate to protect us against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism.  To date, we have not experienced difficulty in obtaining insurance coverage, although we can provide no assurance as to the future availability of such insurance or the cost thereof, particularly in light of the uncertainties relating to the Macondo incident and their potential impact on the insurance industry.  The occurrence of a significant event against which we are not adequately insured could have a material adverse effect on our financial position.  See also “Risk Factors” in Part I, Item 1A.

CUSTOMERS

During fiscal year 2010, we performed operations for 17 customers.  Because of the relatively limited number of customers for which we can operate at any given time, revenues from 3 different customers amounted to 10% or more of our revenues in fiscal year 2010 as indicated below:

Customer	Percentage of Revenues
Kosmos Energy Ghana Inc.	14%
Sarawak Shell Bhd.	13%
Chevron Australia Pty. Ltd.	13%

Our business operations are subject to the risks associated with a business having a limited number of customers for our products or services, and a decrease in the drilling programs of these customers in the areas where we are employed may adversely affect our revenues and, therefore, our results of operations and cash flows.

COMPETITION

We compete with a number of offshore drilling contractors which vary by job requirements and location, many of which are substantially larger than we are and which possess appreciably greater financial and other resources and assets than we do.  Our competitors include the six members of our self-determined peer group included in our Common Stock Price Performance Graph in our Annual Report to Shareholders filed herewith.  The offshore drilling industry is very competitive, with no single offshore drilling contractor being dominant.  Thus, there is competition in securing available offshore drilling contracts.

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

INDUSTRY TRENDS

The performance of the offshore drilling industry is largely determined by basic supply and demand for available equipment.  Periods of high demand and high dayrates are often followed by periods of low demand and low dayrates.  Offshore drilling contractors can mobilize rigs from one region of the world to another, can “idle” rigs (taking them out of service) or reactivate idled rigs in order to adjust the supply of existing equipment in various markets to meet demand.  The market is highly volatile and is typically driven by general economic activity and changes in actual or anticipated oil and gas prices.  Generally, sustained high energy prices translate into increased exploration and production spending by oil and gas companies, which in turn results in increased drilling activity and demand for equipment like ours.

The offshore markets where we currently operate (offshore Southeast Asia, offshore Africa, offshore Australia, offshore South America, and the Mediterranean Sea), offer the potential for high utilization over the long-term.  However, the current market activity reflects a modestly improving global macro environment with most economies returning positive GDP growth again offset by the slowdown in deepwater tender activity driven by the six month moratorium on certain deepwater drilling activities in the U.S. Gulf of Mexico issued by the U.S. Department of the Interior in May 2010 as a result of the Macondo incident and subsequently lifted in October 2010.

Although oil prices have traded in a range between $65 and $85 per barrel for the past 12 months, most U.S. economic indicators, including unemployment rates, continue to remain soft. Conversely, developing countries, including the BRIC nations (Brazil, Russia, India and China) have comparatively strong growth supporting higher commodity prices.  This, however, has not led to a sustained increase in the demand for offshore drilling services, especially in the deepwater and ultradeepwater drilling segments due to the uncertain regulatory and legislative environment in the wake of the Macondo incident.

INTERNATIONAL OPERATIONS

The large majority of our operations are in foreign jurisdictions. During our history, we have operated in most of the major offshore exploration areas of the world.  Because of our experience in a number of geographic areas and the mobility of our equipment, we believe we are not dependent upon any one area of operations.  We have foreign offices currently located in Australia, Malaysia, Singapore and the United Kingdom.

Virtually all of our tax provision for fiscal years 2008, 2009 and 2010 relates to taxes in foreign jurisdictions.  As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions which significantly reduced our effective tax rate for the current fiscal year when compared to the United States statutory rate.  Our effective tax rate for fiscal year 2010 was 20% which is higher than fiscal year 2009 due to the recording of a $16.5 million valuation allowance on deferred tax assets related to our United States net operating loss carryforwards and share-based compensation expense.   We do not record United States federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $804 million at September 30, 2010. It is not practicable to estimate the amount of any deferred tax liability associated with these undistributed earnings.  If these earnings were to be remitted to us, any United States income taxes payable would be substantially reduced by foreign tax credits generated by the repatriation of the earnings.  Such foreign tax credits totaled approximately $186 million at September 30, 2010.   For information about risk associated with our foreign operations, see Part I, Item 1A, “Risk Factors — Our Reliance on Foreign Operations Exposes Us to Additional Risks Not Generally Associated With Domestic Operations Which Could Have an Adverse Effect on Our Operations or Financial Results.”

EMPLOYEES

We currently employ approximately 1,200 persons in our domestic and foreign operations, which includes approximately 550 contract employees.  In connection with our foreign drilling operations, we are often required by the host country to hire substantial portions of our work force in that country and, in some cases, these employees are represented by foreign unions.  To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages.  Our success also depends to a significant extent upon the efforts and abilities of our executive officers and other key management personnel.  There is no assurance that these individuals will continue in such capacity for any particular period of time.

U.S. ENVIRONMENTAL REGULATION

As the Macondo incident has highlighted, all water areas of the U.S. Gulf of Mexico are ecologically sensitive.  Past environmental issues have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of oil and gas companies to drill in these areas.  In the United States, regulations applicable to our operations include regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, or otherwise relating to the protection of the environment.  For example, as an operator of a mobile offshore drilling unit in navigable United States waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or other unauthorized discharges of chemicals or wastes resulting from or related to those operations.  Laws and regulations protecting the environment have become more stringent, and may in some cases impose strict liability, rendering an individual or entity liable for environmental damage without regard to negligence or fault on the part of such individual or entity.  Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed.  The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position, results of operations or cash flows.  We are currently performing a comprehensive review of all environmental policies and procedures, the environmental specifications and certifications of key equipment components and the training certification of all relevant personnel for environmental matters; however, we believe all of our rigs satisfy current environmental requirements and certifications, if any, required to operate in the jurisdictions where they currently operate, but can give no assurance that in the future they will satisfy new environmental requirements or certifications, if any, or that the costs to satisfy such requirements or certifications, if any, would not materially affect our financial condition and operating results. As a result of the Macondo incident, there is pending legislation which, if enacted, would likely affect liability limits under existing U.S. environmental laws and regulations.  If and when such proposed legislation is enacted, we will be able to better assess its impact on us.  The description below of U.S. environmental laws and regulations is based upon those currently in effect.

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

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  Such persons include the owner or operator of a facility where a release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at a particular site.  Individuals or entities who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.  It is also not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

OTHER GOVERNMENTAL REGULATION

Our United States contract drilling operations are also subject to various U.S. laws and regulations, including the new drilling safety rules and workplace safety rules set forth by the Bureau of Ocean Energy Management, Regulation and Enforcement in October 2010, which rules are designed to improve drilling safety by strengthening requirements for safety equipment, well control systems, and blowout prevention practices on offshore oil and gas operations, and improve workplace safety by reducing the risk of human error.

Our non-United States contract drilling operations are subject to various laws and regulations in the countries in which we operate, including laws and regulations relating to the importation of and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, environmental protection, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment.  Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries.  In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and gas companies and may continue to do so.  Operations in less developed countries can be subject to legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

Our worldwide operations are also subject to a variety of laws and regulations designed to improve safety in the businesses in which we operate.  International conventions, including Safety of Life at Sea, also referred to as SOLAS, and the Code for Construction of Mobile Offshore Drilling Units, also referred to as the MODU CODE, generally are applicable to our offshore operations.  Historically, we have made significant capital expenditures and incurred additional expenses to ensure that our equipment complies with applicable local and international health and safety regulations.  These regulations and standards may increase our compliance costs and may affect the demand for our services by influencing energy prices or limiting the areas in which we may drill.

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

Important factors that could cause our actual results of operations, financial condition or cash flows to differ include, but are not necessarily limited to:

•	our dependence on the oil and gas industry;

•	the operational risks involved in drilling for oil and gas;

•	the occurrence of a major operational incident, such as the Macondo incident, resulting in the loss of life, significant damage to a rig or the total loss of a rig;

•	changes in rig utilization and dayrates in response to the level of activity in the oil and gas industry;

•	the extent to which oil and natural gas companies will pursue offshore drilling in absolute terms and relative to onshore drilling opportunities;

•	exploration success or lack of exploration success by our customers and potential customers;

•	the highly competitive and volatile nature of our business, with periods of low demand and excess rig availability;

•	the impact of government suspension or limitation of drilling operations and increased governmental or industry regulation as a result of the recent Macondo incident;

•	the impact of possible disruption in operations due to terrorism, acts of piracy, embargoes, war or other military operations;

•	our ability to enter into, and the terms, of future drilling contracts;

•	the availability of qualified personnel;

•	our failure to retain the business of one or more significant customers;

•	the termination or renegotiation of contracts by customers;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured loss;

•	the risks of international operations, including possible economic, political, social or monetary instability, and compliance with foreign laws;

•	the effect public health concerns could have on our international operations and financial results;

•	compliance with environmental laws or any breach which could result in a potential damage claim;

•	the incurrence of secured debt or additional unsecured indebtedness or other obligations by us or our subsidiaries;

•	the adequacy of sources of liquidity for our operations and those of our customers;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

•
higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase general and administrative expenses;

•	the actions of our competitors in the offshore drilling industry, which could significantly influence rig dayrates and utilization;

•	changes in the geographic areas in which our customers plan to operate or the tax rates in such jurisdictions, which in turn could change our expected effective tax rate;

•	changes in oil and gas drilling technology or in our competitors’ drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

•	rig availability;

•	the effects and uncertainties of legal and administrative proceedings and other contingencies;

•	the impact of governmental laws and regulations and the uncertainties involved in their administration and the associated access to offshore acreage for drilling activities;

•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;

•	risks involved in the construction of drilling units without firm contracts;

•
although our current long-term contract commitments do not provide for early termination due to market deterioration, the risk that customers could seek to amend some of these contracts due to market decline which could alter the timing and amount of our current contracted cash flows;

•
the risks involved in the construction, upgrade, and repair of our drilling units, including project delays affecting our ability to meet contractual commitments, as well as commencement of operations of our drilling units following delivery; and

•	such other factors as may be discussed in this report and our other reports filed with the Securities and Exchange Commission, or SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  See also “Risk Factors” in Item 1A. Other unknown or unpredictable factors could also have material adverse effects on future results.  The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan” and similar expressions identify forward-looking statements.  These forward-looking statements are found at various places throughout the Management’s Discussion and Analysis in our Annual Report to Shareholders for fiscal year 2010 filed herewith and incorporated herein by reference in Part I, Part II, Part IV and elsewhere in this report.  When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time.  Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof.  Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

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

RECENT EVENTS IN THE U.S. GULF OF MEXICO MAY ADVERSELY IMPACT OUR OPERATIONS AND FINANCIAL CONDITION.

On April 20, 2010, an explosion and fire at the Macondo well, a deepwater U.S. Gulf of Mexico offshore drilling location, resulted in 11 deaths, multiple personal injuries and significant property damage and pollution. As a result of this incident, hydrocarbons flowed from the well resulting in significant pollution and contamination. The U.S. Department of Interior issued a memorandum imposing a temporary moratorium on deepwater drilling on the outer continental shelf, which was lifted in October 2010.

At this time, we cannot predict what, if any, impact this incident may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, the technical requirements or certifications of rigs or what actions may be taken by our customers, governmental agencies, or other industry participants in response to the incident. Currently, we are performing a comprehensive review of all operating policies and procedures, the technical specifications and certifications of key equipment components and the training certification of all relevant personnel; however, we believe all of our rigs satisfy current technical requirements and certifications, if any, required to operate in the jurisdictions where they currently operate, but can give no assurance that in the future they will satisfy new technical requirements or certifications, if any, or that the costs to satisfy such technical requirements or certifications, if any, would not materially affect our financial condition and operating results. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance, and decisions by customers, governmental agencies, or other industry participants could reduce demand for our services or increase our costs of operations, which could have a negative impact on our financial condition and operating results, but we cannot reasonably or reliably estimate that such changes will occur, when they will occur, or if they will impact us.

WE RELY ON THE OIL AND NATURAL GAS INDUSTRY, AND VOLATILE OIL AND NATURAL GAS PRICES IMPACT DEMAND FOR OUR SERVICES.

Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:

▪	prevailing oil and natural gas prices;

▪	expectations about future prices;

▪	the cost of exploring for, producing and delivering oil and natural gas and the availability of financing for such costs;

▪	the opportunities and cost of exploring for and developing oil and natural gas reserves onshore;

▪	the sale and expiration dates of available offshore leases;

▪	worldwide demand for petroleum products;

▪	current availability of oil and natural gas resources;

▪	the rate of discovery and rate of depletion of oil and natural gas reserves in offshore areas;

▪	local and international political and economic conditions;

▪	technological advances;

▪	ability of oil and natural gas companies to generate or otherwise obtain funds for drilling investments;

▪	the ability of The Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

▪	political or other disruptions that limit exploration, development and production activities;

▪	the level of production by non-OPEC countries; and

▪	laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions.

During recent years, the level of offshore exploration, development and production activity and the price for oil and natural gas has been volatile. Such volatility is likely to continue in the future. A decline in the worldwide demand for oil and natural gas or prolonged low oil or natural gas prices in the future would likely result in reduced exploration and development of offshore areas and a decline in the demand for our services. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Any such decrease in activity is likely to reduce our dayrates and our utilization rates and, therefore, could have a material adverse effect on our financial condition, results of operations and cash flows.

RIG CONVERSIONS, UPGRADES OR NEWBUILDS MAY BE SUBJECT TO DELAYS AND COST OVERRUNS.

From time to time we may undertake to increase our fleet capacity through conversions or upgrades to rigs or through new construction. These projects are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

▪	shortages of equipment, materials or skilled labor;

▪	unscheduled delays in the delivery of ordered materials and equipment;

▪	unanticipated cost increases;

▪	weather interferences;

▪	difficulties in obtaining necessary permits or in meeting permit conditions;

▪	design and engineering problems;

▪	shipyard failures; and

▪	risks involved in the construction of drilling units without firm contracts.

Project delays may affect our ability to meet contractual commitments as well as the commencement of operations of our drilling units following delivery. The Atwood Osprey, scheduled for delivery during the second quarter of fiscal year 2011, has a contract with Chevron Australia Pty. Ltd. which could be canceled by our customer if the rig has not commenced operations by January 31, 2012.

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

These risks present a threat to the safety of personnel and to our rigs, cargo, equipment under tow and other property, as well as the environment. Our operations and those of others could be suspended as a result of these hazards whether the fault is ours or that of a third party. In certain circumstances, governmental authorities may suspend drilling operations as a result of these hazards, and our customers may cancel or terminate their contracts. Third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business if such event were to occur in our operations.

We maintain insurance coverage against the casualty and liability risks listed above. We also have business interruption coverage for interruptions in excess of 45 days upon the occurrence of certain events. We believe our insurance is adequate, and we have never experienced a loss in excess of rig casualty policy limits. However, we may not be able to renew or maintain our existing insurance coverage at commercially reasonable rates or at all. Additionally, there is no assurance that our insurance coverage will be adequate to cover future claims that may arise.

THE INTENSE PRICE COMPETITION AND VOLATILITY OF OUR INDUSTRY, WHICH IS MARKED BY PERIODS OF LOW DEMAND, EXCESS RIG AVAILABILITY AND LOW DAYRATES, COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES, PROFITABILITY AND CASH FLOWS.

The contract drilling business is highly competitive with numerous industry participants.  The industry has experienced consolidation in past years and may experience additional consolidation.  Mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

Drilling contracts are, for the most part, awarded on a competitive bid basis.  Price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment are also factors. We compete with a number of offshore drilling contractors which vary by job requirements and location, many of which are substantially larger than we are and which possess appreciably greater financial and other resources and assets than we do.

The industry in which we operate historically has been volatile, marked by periods of low demand, excess rig supply and low dayrates, followed by periods of high demand, low rig availability and increasing dayrates.  Periods of excess rig supply intensify the competition in the industry and often result in rigs being idled.  Several markets in which we operate are currently oversupplied. Based upon the recent Macondo incident in the U.S. Gulf of Mexico, additional rigs may be relocated to markets in which we operate, which could result in or exacerbate excess rig supply and lower day rates in those markets. Lower utilization and dayrates in one or more of the regions in which we operate would adversely affect our revenues and profitability.  Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.  We may be required to idle additional rigs or to enter into lower-rate contracts in response to market conditions in the future.

WE RELY HEAVILY ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services.  Kosmos Energy Ghana Inc., Sarawak Shell Bhd., and Chevron Australia Pty. Ltd. provided 14%, 13% and 13%, respectively, of our consolidated revenues in fiscal year 2010.  Our results of operations could be materially adversely affected if any of our major customers terminate their contracts with us, fail to renew our existing contracts, refuse to award new contracts to us or experience difficulties in obtaining financing to fund their drilling programs.

WE MAY SUFFER LOSSES IF OUR CUSTOMERS TERMINATE OR SEEK TO RENEGOTIATE THEIR CONTRACTS.

Certain of our contracts with customers may be cancelable upon specified notice at the option of the customer.  However, in such cases, these contracts would require the customer to pay a specified early termination payment upon cancellation, but such payments may not fully compensate us for the loss of the contract.  Contracts customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig or if drilling operations are suspended for extended periods of time by reason of excessive rig downtime for repairs, or other specified conditions, including force majeure.  Early termination of a contract may result in a rig being idle for an extended period of time.  Our revenues may be adversely affected by customers' early termination of contracts, especially if we are unable to recontract the affected rig within a short period of time.  During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate.  As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts.  The renegotiation of a number of our drilling contracts could adversely affect our financial position, results of operations and cash flows.

WE COULD INCUR DIFFICULTY IN FUNDING OUR CURRENT OR FUTURE RIG CONSTRUCTION, RIG ACQUISITION OR RIG UPGRADE PROGRAMS OR FUTURE DRILLING OPERATIONS IF WE ARE UNABLE TO OBTAIN A SUFFICIENT AMOUNT OF FINANCING OR IF ONE OR MORE MEMBERS OF OUR BANK GROUP SHOULD FAIL.

Historically, we have utilized bank group financing to fund our rig construction, rig acquisition and rig upgrade programs and, if needed, a portion of drilling operations.  The inability to obtain a sufficient amount of financing or the inability of one or more of the bank group members to provide committed funding could adversely affect our ability to complete rig construction, rig acquisition, rig upgrade programs or drilling operations.  To date, we have been able to obtain adequate bank group financing to fund all of our commitments with such financing or from cash flows.

WE ARE SUBJECT TO OPERATING RISKS SUCH AS BLOWOUTS AND WELL FIRES THAT COULD RESULT IN PERSONAL INJURY OR DEATH, PROPERTY DAMAGE OR LOSS AND ENVIRONMENTAL DAMAGE.

Our drilling operations are subject to many hazards that could increase the likelihood of accidents. Accidents can result in:

▪	costly delays or cancellations of drilling operations;

▪	serious damage to, or destruction of, equipment;

▪	personal injury or death;

▪	significant impairment of producing wells or underground geological formations; or

▪	major environmental damage.

Our offshore drilling operations are also subject to marine hazards, either at offshore sites or while drilling equipment is under tow, such as vessel capsizings, collisions or groundings.  In addition, raising and lowering jack-up drilling rigs and offshore drilling platforms whose three legs independently penetrate the ocean floor, flooding semisubmersible ballast tanks to help place the unit over the well site and drilling into high-pressure formations are complex, hazardous activities, and we can encounter problems.

We have had accidents in the past due to some of the hazards described above.  Because of the ongoing hazards associated with our operations:

▪	we may experience accidents;

▪	our insurance coverage may prove inadequate to cover our losses;

▪	our insurance deductibles may increase; or

▪	our insurance premiums may increase to the point where maintaining our current level of coverage is prohibitively expensive or we may be unable to obtain insurance at all.

Any future accidents could yield future operating losses and have a significant adverse impact on our business.

OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE CONTRACTS FOR OUR DRILLING RIGS ON ECONOMICALLY FAVORABLE TERMS.

The drilling markets in which we compete frequently experience significant fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment.  In response to fluctuating market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when such moves are economically justified or we can idle rigs temporarily to save operating expenses and reduce rig supply.  If demand for our rigs declines, rig utilization and dayrates are generally adversely affected, which in turn, would adversely affect our revenues.

FAILURE TO OBTAIN AND RETAIN KEY PERSONNEL COULD IMPEDE OUR OPERATIONS.

We depend to a significant extent upon the efforts and abilities of our executive officers and other key management personnel.  There is no assurance that these individuals will continue in such capacity for any particular period of time. The loss of the services of one or more of our executive officers or other personnel could adversely affect our operations.

GOVERNMENT REGULATION AND ENVIRONMENTAL RISKS REDUCE OUR BUSINESS OPPORTUNITIES AND INCREASE OUR COSTS.

We must comply with extensive government regulation in the form of international conventions, federal, state and local laws and regulations in jurisdictions where our vessels operate and are registered. These conventions, laws and regulations govern oil spills and matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels, and vessel and port security. We believe that we are in material compliance with all applicable environmental, health and safety and vessel and port security laws and regulations as currently in effect. We are not a party to any pending governmental litigation or similar proceeding, and we are not aware of any threatened governmental litigation or proceeding which, if adversely determined, would have a material adverse effect on our financial condition or results of operations. However, the risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in our industry.  Compliance with environmental, health and safety and vessel and port security laws increases our costs of doing business. Additionally, environmental, health and safety and vessel and port security laws change frequently, and based upon the recent Macondo incident, we expect increased governmental and industry regulations and scrutiny, but we are unable to determine the impact to our compliance costs at this time. Therefore, we are unable to predict the future costs or other future impact of environmental, health and safety, and vessel and port security laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.

OUR RELIANCE ON FOREIGN OPERATIONS EXPOSES US TO ADDITIONAL RISKS NOT GENERALLY ASSOCIATED WITH DOMESTIC OPERATIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS.

We derive substantially all of our revenues from foreign sources.  We, therefore, face risks inherent in conducting business internationally, such as:

▪	legal and governmental regulatory requirements;

▪	difficulties and costs of staffing and managing international operations;

▪	language and cultural differences;

▪	potential vessel seizure or nationalization of assets;

▪	import-export quotas or other trade barriers;

▪	renegotiation or nullification of existing contracts;

▪	difficulties in collecting accounts receivable and longer collection periods;

▪	foreign and domestic monetary policies;

▪	political and economic instability;

▪	terrorist acts, piracy, war and civil disturbances;

▪	assaults on property or personnel;

▪	travel limitations or operational problems caused by public health or security threats;

▪	imposition of currency exchange controls;

▪	potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws; or

▪	currency exchange rate fluctuations.

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

WE ARE SUBJECT TO WAR, SABOTAGE, TERRORISM AND PIRACY, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

It is unclear what impact the current United States military campaigns in Afghanistan and Iraq or possible future campaigns will have on the energy industry in general, or us in particular, in the future.  Uncertainty surrounding retaliatory military strikes or a sustained military campaign may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror.  War or risk of war may also have an adverse effect on the economy.

We maintain insurance coverage against casualty risks and have renewed our primary insurance program through June 30, 2011.  We will evaluate the need to maintain this coverage as it applies to our drilling fleet in the future. We believe our insurance is adequate, and we have never experienced a loss in excess of policy limits.  Current policy limits in place for the period July 1, 2010 through June 30, 2011 range from a low of $35 million for the Richmond to a high of $275 million for the Atwood Hunter and the Atwood Eagle.  When delivered in 2011, the Atwood Osprey will have a policy limit of approximately $625 million.  There is no assurance that our insurance coverage will be available or affordable and, if available, whether it will be adequate to cover future claims that may arise.

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

As of November 22, 2010, Helmerich & Payne International Drilling Co. owns of record and beneficially 8,000,000 shares, or approximately 12% of the issued and outstanding shares of our common stock.  One of our directors, Hans Helmerich, is an executive officer of Helmerich & Payne, Inc. (“H&P”) the parent company of Helmerich & Payne International Drilling Co.  The beneficial ownership of our common stock and membership of an officer of H&P on our board may enable H&P to exercise some influence over the election of directors and other corporate matters requiring shareholder or board of directors' approval.

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

ANTI-TAKEOVER PROVISIONS IN OUR AMENDED AND RESTATED CERTIFICATE OF FORMATION, SECOND AMENDED AND RESTATED BYLAWS AND RIGHTS PLAN COULD MAKE IT DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO RECEIVE A PREMIUM FOR THEIR SHARES UPON A CHANGE OF CONTROL.

Holders of the common stock of acquisition targets often receive a premium for their shares upon a change of control.  Texas law and the following provisions, among others, of our certificate of formation, second amended and restated bylaws and rights plan, all as amended from time to time, could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

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

▪
Our board of directors has the authority to issue up to 500,000 shares of "blank-check" preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our shareholders.

▪
We have issued “poison pill” rights to purchase Series A Junior Participating Preferred Stock under our rights plan, whereby the ownership of our shares by a potential acquirer can be significantly diluted by the sale at a significant discount of additional shares of our common stock to all other shareholders, which could discourage unsolicited acquisition proposals.

CLIMATE CHANGE, CLIMATE CHANGE REGULATIONS AND GREENHOUSE EFFECTS MAY ADVERSELY IMPACT OUR OPERATIONS AND MARKETS.

There is a concern that emissions of greenhouse gases (“GHG”) alter the composition of the global atmosphere in ways that affect the global climate. Climate change, including the impact of global warming, may create physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions. Given the maritime nature of our business, we do not believe that physical climate change is likely to have a material adverse effect on us.

Financial risks relating to climate change are likely to arise from increasing legislation and regulation, as compliance with any new rules could be difficult and costly. United States federal legislation has been proposed in Congress to reduce GHG emissions. While little progress has been made on these proposals, federal legislation limiting GHG emissions may be imposed in the United States. Foreign jurisdictions are addressing climate changes by legislation or regulation. If such legislation is enacted, increased energy, environmental and other costs and capital expenditures could be necessary to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete.

Adverse impacts upon the oil and gas industry relating to climate change may also affect us as demand for our services depends on the level of activity in offshore oil and natural gas exploration, development and production. Although we do not expect that demand for oil and gas will lessen dramatically over the short term, in the long term global warming may reduce the demand for oil and gas or increased regulation of GHG may create greater incentives for use of alternative energy sources. Any long term material adverse effect on the oil and gas industry may have a material adverse effect on our financial condition and operating results, but we cannot reasonably or reliably estimate if it will occur, when it will occur or that it will impact us.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the current location and general character of our principal assets may be found in the table with the caption heading “Offshore Drilling Operations” in the Company's Annual Report to Shareholders for fiscal year 2010, which is incorporated by reference herein.

Collectively since fiscal year 1997, we have expended approximately $727 million in upgrading seven offshore mobile drilling units and constructing two ultra-premium jackup units, the Atwood Beacon and the Atwood Aurora.  The timing and costs of the various upgrades and construction are as follows:

DRILLING UNITS	FISCAL YEAR UPGRADE/ CONSTRUCTION COMPLETED	COST OF UPGRADE/ CONSTRUCTION
		(In Millions)

Atwood Hunter (PHASE I)	1997	$40
Atwood Southern Cross (PHASE I)	1997	35
Atwood Falcon (PHASE I)	1998	45
Vicksburg (PHASE II)	1998	35
Seahawk (PHASE I)	1999	22
Atwood Eagle (PHASE I)	2000	8
Richmond (PHASE I)	2000	7
Atwood Hunter (PHASE II)	2001	58
Atwood Eagle (PHASE II)	2002	90
Atwood Beacon	2003	120
Atwood Southern Cross (PHASE II)	2006	7
Seahawk (PHASE II)	2006	16
Atwood Falcon (PHASE II)	2006	23
Richmond (PHASE II)	2008	17
Atwood Aurora	2009	197
Vicksburg (PHASE II)	2009	7
		$727

Our two ultradeepwater semisubmersibles under construction in Singapore, the Atwood Osprey and the Atwood Condor, will be our tenth and eleventh drilling units upon their expected delivery during the second quarter of fiscal year 2011 and third quarter of fiscal year 2012, respectively.  These drilling units are expected to cost approximately $625 million and $750 million, respectively.  In October 2010, we entered into turnkey construction agreements for the construction of two Pacific Class 400 jack-up drilling units in Singapore.  The units will be our twelfth and thirteenth drilling units upon their expected delivery September 30 and December 31, 2012, respectively.  The total cost for each of these drilling units, including project management, drilling and handling tools, spares and capitalized interest, approximates $190 million.

We have pledged Atwood Hunter, Atwood Eagle, and Atwood Beacon as security for our $300 million credit agreement entered into in October 2007.  We have also pledged the Atwood Falcon, Atwood Southern Cross and Atwood Aurora as security for our $280 million credit agreement entered into in November 2008.

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

Based upon information provided to us by a third party service provider, as of November 08, 2010, there were approximately 38,700 beneficial owners of our common stock.   Our common stock and associated preferred stock purchase rights are traded on the New York Stock Exchange under the symbol “ATW”.

We did not pay cash dividends in fiscal years 2009 or 2010 and we do not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of our business.  To enable us to maintain our highly competitive profile in the industry, we expect to utilize cash reserves at the appropriate time to upgrade existing equipment or to construct additional equipment. Our credit facilities in place at September 30, 2010, prohibit payments of cash dividends on common stock without lender approval.

Market information concerning our common stock may be found under the caption heading “Stock Price Information" in our Annual Report to Shareholders for fiscal year 2010, which is filed herewith and incorporated by reference herein.

Equity compensation plan information required by this item may be found in Note 3 to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2010, which is filed herewith and incorporated by reference herein.

Stock Performance Graph required by this item may be found under the caption heading “Common Stock Price Performance Graph” in our Annual Report to Shareholders for fiscal year 2010, which is filed herewith and incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item may be found under the caption “Five Year Financial Review" in our Annual Report to Shareholders for fiscal year 2010, which is filed herewith and incorporated by reference herein.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item may be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders for fiscal year 2010, which is filed herewith and incorporated by reference herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found under the caption “Disclosures About Market Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Shareholders for fiscal year 2010, which is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2010, which is filed herewith and incorporated by reference herein.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

A copy of our Management’s Report on Internal Control over Financial Reporting is included in our Annual Report to Shareholders for fiscal year 2010, which is filed herewith and incorporated by reference herein.

(c)	Attestation Report of the Independent Registered Public Accounting Firm.

A copy of the attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, is included in our Annual Report to Shareholders for fiscal year 2010, which is filed herewith and incorporated by reference herein.

(d)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2011, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2011, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2011, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2011, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 10, 2011, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)	FINANCIAL STATEMENTS AND EXHIBITS

1. and 2. FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements, together with the report of PricewaterhouseCoopers LLP dated November 23, 2010, appearing in our Annual Report to Shareholders for fiscal year 2010 filed herewith, are incorporated by reference herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2009 and 2010

Consolidated Statements of Operations for years ended September 30, 2008, 2009, and 2010

Consolidated Statements of Cash Flows for each for years ended September 30, 2008, 2009, and 2010

Consolidated Statements of Changes in Shareholders' Equity for years ended September 30, 2008, 2009, and 2010

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

Amendment No. 1 to Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan – See Exhibit 10.1.12 hereof.

Form of Stock Option Agreement (2007 Long-Term Incentive Plan) – See Exhibit 10.1.13 hereof.

Form of Restricted Stock Award Agreement (2007 Long-Term Incentive Plan) – See Exhibit 10.1.14 hereof.

Form of Non-Employee Director Restricted Stock Award Agreement (2007 Long-Term Incentive Plan) – See Exhibit 10.1.15 hereof.

Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated effective as of January 1, 2010  – See Exhibit 10.2.1 hereof.

Employment Agreement dated as of December 8, 2009 between the Company and Robert J. Saltiel – See Exhibit 10.3.1 hereof.

Executive Agreement dated as of August 11, 2010 between the Company and Mark L. Mey – See Exhibit 10.3.2 hereof.

Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley – See Exhibit 10.3.3 hereof.

Executive Agreement dated as of June 1, 2008 between the Company and Alan Quintero – See Exhibit 10.3.4. hereof.

Executive Agreement dated as of September 22, 2009 between the Company and James M. Holland – See Exhibit 10.3.5 hereof.

Executive Retention Agreement dated as of September 22, 2009 between the Company and James M. Holland – See Exhibit 10.3.6 hereof.

Executive Retention Agreement dated as of September 22, 2009 between the Company and John R. Irwin – See Exhibit 10.3.7 hereof.

(b)           See the "EXHIBIT INDEX" for a listing of all of the Exhibits filed as part of this report.

(c)           NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATWOOD OCEANICS, INC.
/S/ROBERT J. SALTIEL ROBERT J. SALTIEL President, Chief Executive Officer Date: November 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/MARK L. MEY MARK L. MEY Senior Vice President and Chief Financial Officer (Principal Financial Accounting Officer) Date: November 23, 1010	/S/ROBERT J. SALTIEL ROBERT J. SALTIEL President, Chief Executive Officer and Director (Principal Executive Officer) Date: November 23, 2010
/S/ ROBERT W. BURGESS ROBERT W. BURGESS Director Date: November 23, 2010	/S/ GEORGE S. DOTSON GEORGE S. DOTSON Director Date: November 23, 2010
/S/ HANS HELMERICH HANS HELMERICH Director Date: November 23, 2010	/S/ DEBORAH A. BECK DEBORAH A. BECK Director Date: November 23, 2010
/S/JAMES R. MONTAGUE JAMES R. MONTAGUE Director Date: November 23, 2010	/S/JACK E. GOLDEN JACK E. GOLDEN Director Date: November 23, 2010

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 10-K filed for the quarter ended March 31, 2008).

3.2	Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2. of our Form 10-Q for the quarter ended March 31, 2008).

3.3	Second Amended and Restated By-Laws dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.3 of our Form 10-Q for the quarter ended March 31, 2008).

3.4	Amendment No. 1 to Second Amended and Restated By-Laws dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.4 of our Form 10-Q for the quarter ended March 31, 2008).

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

10.1.15
Form of Non-Employee Director Restricted Stock Award Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.15 of our Form 10-K for the year ended September 30, 2009).

10.2.1
Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2010 (Incorporated herein by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended December 31, 2009).

10.3.1	Employment Agreement dated as of December 8, 2009 between the Company and Robert J. Saltiel (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed December 14, 2009).

10.3.2	Executive Agreement dated as of August 11, 2010 between the Company and Mark L. Mey (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed July 20, 2010).

10.3.3	Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley (Incorporated herein by reference to Exhibit 10.5.3 of our Form 10-K for the year ended September 30, 2002).

10.3.4	Executive Agreement dated as of June 1, 2008 between the Company and Alan Quintero (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed June 9, 2008).

10.3.5	Executive Agreement dated as of September 22, 2009 between the Company and James M. Holland (Incorporated herein by reference to Exhibit 10.4 of our Form 8-K filed September 22, 2009).

10.3.6	Executive Retention Agreement dated as of September 22, 2009 between the Company and James M. Holland (Incorporated herein by reference to Exhibit 10.2 of our Form 8-K filed September 22, 2009).

10.3.7	Executive Retention Agreement dated as of September 22, 2009 between the Company and John R. Irwin (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed September 22, 2009).

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

10.5.1	First Amendment to Credit Agreement dated April 28, 2010 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed May 5, 2010).

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