Form 10-Q
period 2010-12-31
ATWOOD OCEANICS INC
filed 2011-02-08
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
----------------
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 1-13167

ATWOOD OCEANICS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	74-1611874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15835 Park Ten Place Drive	77084
Houston, Texas (Address of principal executive offices)	(Zip Code)

281-749-7800
(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of January 31, 2011: 64,654,132 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2010

INDEX

Part I. Financial Information

Index

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2010	2009

REVENUES:
Contract drilling	$146,286	$164,243

COSTS AND EXPENSES:
Contract drilling	58,344	61,042
Depreciation	8,803	9,713
General and administrative	15,664	11,623
Other, net	(61)	(87)
	82,750	82,291
OPERATING INCOME	63,536	81,952

OTHER INCOME (EXPENSE)
Interest expense	(678)	(733)
Interest income	382	36
	(296)	(697)
INCOME BEFORE INCOME TAXES	63,240	81,255
PROVISION FOR INCOME TAXES	10,390	14,271
NET INCOME	$52,850	$66,984

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	0.82	1.04
Diluted	0.81	1.03
AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	64,528	64,303
Diluted	65,184	65,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	September 30,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$200,209	$180,523
Accounts receivable	99,409	96,463
Income tax receivable	7,266	16,052
Inventories of materials and supplies	50,950	52,749
Deferred tax assets	-	-
Prepaid expenses and deferred costs	12,955	14,207
Total Current Assets	370,789	359,994

NET PROPERTY AND EQUIPMENT	1,478,905	1,343,961

LONG TERM ASSETS:
Other receivables	15,799	15,799
Deferred costs and other assets	5,911	4,686
	21,710	20,485
	$1,871,404	$1,724,440

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,660	$37,192
Accrued liabilities	30,470	25,368
Income tax payable	28,501	26,367
Deferred credits	23,042	4,533
Total Current Liabilities	114,673	93,460

LONG-TERM DEBT	300,000	230,000

LONG TERM LIABILITIES:
Deferred income taxes	10,639	10,845
Deferred credits	2,586	2,919
Other	17,367	17,082
	30,592	30,846

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 90,000 shares authorized with 64,631 and 64,443 issued and outstanding at December 31, 2010and September 30, 2010, respectively	64,631	64,443
Paid-in capital	136,062	133,095
Retained earnings	1,225,446	1,172,596
Total Shareholders' Equity	1,426,139	1,370,134
	$1,871,404	$1,724,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$52,850	$66,984
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	8,803	9,713
Amortization of debt issuance costs	202	201
Amortization of deferred items	975	3,255
Provision for inventory obsolesence	195	135
Deferred income tax (benefit) expense	(206)	(3,233)
Share-based compensation expense	1,501	2,521
Other, net	(61)	(87)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,946)	18,026
Decrease in insurance receivable	-	980
(Increase) decrease in income tax receivable	8,786	(3,621)
(Increase) decrease in inventory	1,604	(583)
Decrease in prepaid expenses	3,608	3,128
Decrease in deferred costs and other assets	(6,391)	(3,090)
Decrease in accounts payable	(4,563)	(1,740)
Increase (decrease) in accrued liabilities	(1,459)	3,867
Increase in income tax payable	2,134	6,058
Increase in deferred credits and other liabilities	20,094	1,203
Net cash provided by operating activities	85,126	103,717

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(137,193)	(17,299)
Proceeds from sale of assets	99	87
Net cash used by investing activities	(137,094)	(17,212)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt	70,000	-
Proceeds from exercise of stock options	1,654	441
Net cash provided by financing activities	71,654	441

NET INCREASE IN CASH AND CASH EQUIVALENTS	$19,686	$86,946
CASH AND CASH EQUIVALENTS, at beginning of period	$180,523	$100,259
CASH AND CASH EQUIVALENTS, at end of period	$200,209	$187,205

Non-cash activities
Increase in accounts payable and accrued liabilities related to capital expenditures	$6,592	$30,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS EQUITY

	Common Stock		Paid-in	Retained	Total Stockholders
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2010	64,443	$64,443	$133,095	$1,172,596	$1,370,134
Net income	-	-	-	52,850	52,850
Restricted stock awards	80	80	(80)		-
Exercise of employee stock options	108	108	1,546	-	1,654
Stock option and restricted stock award compensation expense	-	-	1,501	-	1,501
December 31, 2010	64,631	$64,631	$136,062	$1,225,446	$1,426,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

PART I. ITEM 1 - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of December 31, 2010, and for the three month period ended December 31, 2010 and 2009, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Unless otherwise indicated, references to "we", "us", "our" and the "Company" refer collectively to Atwood Oceanics, Inc., its subsidiaries and affiliates. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2010.  Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading.  The interim financial results may not be indicative of results that could be expected for a full fiscal year.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2010.   In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

2.	SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).  As of December 31, 2010, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $7.5 million and $10.7 million, respectively, which we expect to recognize over a weighted average period of approximately 2.8 years.

Awards of restricted stock and stock options have both been granted under the Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (as amended, the "2007 Plan") during the three months ended December 31, 2010.  We no longer issue awards of restricted stock or stock options under either the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (the "1996 Plan") or the Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (the "2001 Plan"), but stock options remaining outstanding for exercise under those plans.  We deliver newly issued shares of common stock for restricted stock awards upon vesting and upon exercise of stock options.  All stock incentive plans currently in effect have been approved by the shareholders of our outstanding common stock.

Index

Stock Options

Under our stock incentive plans, the exercise price of each stock option must be equal to or greater than the fair market value of one share of our common stock on the date of grant, with all outstanding options having a maximum term of 10 years.  Options vest ratably over a period from the end of the first to the fourth year from the date of grant under the option agreements for the 2007 and 2001 Plans and from the end of the second to the fifth year from the date of grant under the option agreements for the 1996 Plan.  Each option is for the purchase of one share of our common stock.  The per share weighted average fair value of stock options granted during the three months ended December 31, 2010 was $15.72.  We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the three months ended December 31, 2010:

Risk-Free Interest Rate	1.9%
Expected Volatility	44%
Expected Life (Years)	5.2
Dividend Yield	None

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

A summary of stock option activity during the three months ended December 31, 2010 is as follows:

	Number of	Wtd. Avg. Exercise	Wtd. Avg Remaining Contractual	Aggregate Intrinsic
	Options (000s)	Price	Life (Years)	Value (000s)
Outstanding at September 30, 2010	1,720	$21.58	6.0	$15,260
Granted	291	$37.41
Exercised	(86)	$15.98		$1,736
Forfeited	(74)	$29.05
Outstanding at December 31, 2010	1,851	$24.02	6.4	$24,707
Exercisable at December 31, 2010	1,286	$19.70	5.2	$22,730

Restricted Stock

We have also awarded restricted stock under the 2007 Plan to certain employees and to our non-employee directors.  The awards of restricted stock to employees are subject to a vesting period ranging from three to four years. Awards of restricted stock to non-employee directors prior to Amendment No. 1 to the 2007 Plan, which was approved by our shareholders on February 14, 2008, vested immediately, while awards granted subsequent to the adoption of Amendment No. 1 to the 2007 Plan are subject to a vesting period of at least thirteen months, ranging from thirteen months to three years. With the exception of the awards of restricted stock granted to non-employee directors prior to Amendment No. 1 to the 2007 Plan, all restricted stock awards granted to date are restricted from transfer for at least three or four years, depending on the terms of the award, from the date of grant, whether vested or unvested.  We value restricted stock awards at fair market value of our common stock on the date of grant.

Index

A summary of restricted stock activity for the three months ended December 31, 2010 is as follows:
	Number of	Wtd. Avg.
	Shares (000s)	Fair Value
Unvested at September 30, 2010	623	$34.27
Granted	157	$37.42
Vested	(80)	$41.24
Forfeited	(80)	$33.38
Unvested at December 31, 2010	620	$34.28

3.	EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	Net Income	Shares	Per Share Amount
December 31, 2010:
Basic earnings per share	$52,850	64,528	$0.82
Effect of dilutive securities -Stock options	-	656	(0.01)

Diluted earnings per share	$52,850	65,184	$0.81

December 31, 2009:
Basic earnings per share	$66,984	64,303	$1.04
Effect of dilutive securities -Stock options	-	720	(0.01)

Diluted earnings per share	$66,984	65,023	$1.03

The calculation of diluted earnings per share for the three month period ended December 31, 2010 and 2009 excludes consideration of shares of common stock related to 740,000 and 530,000 outstanding stock options because such options were anti-dilutive.  These options could potentially dilute basic earnings per share in the future, respectively.

Index

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

	December 31,	September 30,
	2010	2010

Drilling vessels and related equipment
Cost	$1,877,083	$1,733,298
Accumulated depreciation	(401,309)	(392,808)
Net book value	1,475,774	1,340,490

Drill Pipe
Cost	15,468	15,468
Accumulated depreciation	(13,634)	(13,563)
Net book value	1,834	1,905

Furniture and other
Cost	6,870	7,115
Accumulated depreciation	(5,573)	(5,549)
Net book value	1,297	1,566

NET PROPERTY AND EQUIPMENT	$1,478,905	$1,343,961

New Construction Projects

During fiscal year 2008, we entered into construction contracts with Jurong Shipyard Pte. Ltd. to construct two Friede & Goldman ExD Millennium semisubmersible drilling units (the Atwood Osprey and the Atwood Condor).  The Atwood Osprey and the Atwood Condor are scheduled for delivery in the second quarter of fiscal year 2011 and the third quarter of fiscal year 2012, respectively.

In October 2010, we entered into turnkey construction agreements with PPL Shipyard PTE LTD in Singapore ("PPL") to construct two Pacific Class 400 jack-up drilling units (the Atwood Mako and the Atwood Manta). The Atwood Mako and the Atwood Manta are scheduled for delivery September 30 and December 31, 2012, respectively.

In January 2011, we exercised the first of three option agreements and entered into a turnkey construction agreement with PPL to construct a third Pacific Class 400 jack-up drilling unit (the Atwood Orca). The Atwood Orca is scheduled for delivery June 30, 2013.

In January 2011, we also executed a turnkey construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd ("DSME") to construct an ultra-deepwater drillship, to be named the Atwood Advantage, at the DSME yard in South Korea.     The Atwood Advantage is scheduled for delivery September 30, 2013.

Index

As of December 31, 2010, we had expended approximately $915 million towards the construction of our four drilling units currently under construction, including approximately $69 million in aggregate downpayments for the Atwood Mako and Atwood Manta.  Including the construction of two additional drilling units announced in January 2011,but not including payments made subsequent to December 31, 2010, total remaining firm commitments for our six drilling units currently under construction are approximately $1.5 billion.

5.	LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	December 31,	September 30,
	2010	2010
2007 credit facility, bearing interest (market adjustable)at approximately 1.0% and 1.1% per annum at December 31, 2010 and September 30, 2010, respectively	$180,000	$180,000
2008 credit facility, bearing interest (market adjustable)at approximately 1.5% and 1.8% per annum at December 31, 2010 and September 30, 2010, respectively	120,000	50,000
	$300,000	$230,000

As of December 31, 2010, we had approximately $120 million of funds available under our 5-year $300 million credit facility executed in October 2007 (as amended from time to time, the "2007 Credit Agreement") and approximately $159 million available under our 5-year $280 million credit facility executed in November 2008 (as amended from time to time, the "2008 Credit Agreement"), with standby letters of credit in the aggregate amount of approximately $0.1 million and $0.6 million outstanding under the 2007 Credit Agreement and the 2008 Credit Agreement, respectively.

The 2008 Credit Agreement and the 2007 Credit Agreement contain various financial covenants that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment.  As of December 31, 2010, our leverage ratio was 0.30, our interest expense coverage ratio was 49.2 and our collateral maintenance percentage was in excess of 150%.  We were in compliance with all financial covenants under the 2008 Credit Agreement and the 2007 Credit Agreement at December 31, 2010 and at all times during the quarter ended December 31, 2010.  No additional funds have been borrowed under either credit agreement subsequent to December 31, 2010.

In November 2010, we executed non material technical amendments to both credit agreements in connection with our ongoing internal international restructuring.

Index

6.	INCOME TAXES

We record estimated accrued interest and penalties related to uncertain tax positions in income tax expense.  At December 31, 2010, we had approximately $10.3 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $2.0 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet.  All $10.3 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.  A summary of activity related to the net uncertain tax positions including penalties and interest for the quarter ended December 31, 2010 is as follows (in thousands):

Liability for Uncertain
Tax Positions
Balance at September 30, 2010	$9,968
Increases based on tax positions related to the current fiscal year	306
Increases based on tax positions related to prior fiscal years	30
Balance December 31, 2010	$10,304

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

During the current quarter, we recorded an estimated valuation allowance of $1.7 million on deferred tax assets primarily related to our United States net operating loss carryforwards.

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the three months ended December 31, 2010 and 2009 when compared to the United States statutory rate.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2010, the carrying amounts of our cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of our floating-rate debt approximated its fair value at December 31, 2010, as such instruments bear short-term, market-based interest rates.

Index

8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Statement Update 2010-13.  The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, "Compensation-Stock Compensation", provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  We adopted the amendments in this update on October 1, 2010, with no material impact on our financial statements or disclosures in our financial statements.

9.	COMMITMENTS AND CONTINGENCIES

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

After reviewing the status of the drilling service we provided to our customer, the Indian tax authorities assessed service tax obligations on revenues derived from the Atwood Beacon commencing on June 1, 2007.  The relevant Indian tax authority issued an extensive written ruling on this matter setting forth the application of the June 1, 2007 service tax regulation and confirming the position that the drilling services were not covered by the original 2004 service tax law.  Therefore, as the Indian tax authoritys service tax assessments were made under the provision of the 2007 amendment to the service tax law and not pursuant to a law in effect at the time we executed the Atwood Beacon contract, we believe our customer is obligated under the terms of our contract to reimburse us for all service tax payments.  The ruling of the Indian tax authority, in favor of the application of the June 2007 service tax law, is currently subject to the review of the Tax Appeal Tribunal.

Index

As of December 31, 2010, we have paid to the Indian government $10.1 million in service taxes and have accrued $1.7 million of additional service tax obligations in accrued liabilities, for a total of $11.8 million relating to service taxes. We have recorded a corresponding $15.8 million long-term other receivable due from our customer for (a) such $11.8 million relating to service taxes and (b) approximately $4.0 million of accounts receivable related to revenues earned during fiscal year 2009 under the subject contract.  We plan to pursue all options available to us to collect this other receivable from our customer for such service taxes, including amounts of accounts receivable due from the customer.

10.	RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.  These reclassifications did not affect the Consolidated Financial Statements reported in prior fiscal periods.

Index

PART I. ITEM 2
MANAGEMENTS DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q for the quarterly period ended December 31, 2010 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries and affiliates is identified as the "Company," "we" or "our," unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) which are forward-looking statements. In addition, we and our representatives may, from time to time, make other oral or written statements which are also forward-looking statements.

These forward-looking statements are made based upon managements current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us, and therefore involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause our actual results of operations, financial conditions or cash flows to differ include, but are not necessarily limited to:

our dependence on the oil and gas industry;
the operational risks involved in drilling for oil and gas;

the occurrence of a major operational incident, such as the April 2010 Macondo incident in the U.S. Gulf of Mexico, resulting in the loss of life, significant damage to a rig or the total loss of a rig;

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

the lingering impact of the recently lifted government suspension of drilling operations in the U.S. Gulf of Mexico and increased governmental or industry regulation, both in the United States and internationally, as a result of the Macondo incident;

the impact of possible disruption in operations due to terrorism, acts of piracy, embargoes, war or other military operations;
our ability to enter into, and the terms, of future drilling contracts;
the availability of qualified personnel;
our failure to retain the business of one or more significant customers;
the termination or renegotiation of contracts by customers;
the availability of adequate insurance at a reasonable cost;
the occurrence of an uninsured loss;

Index

the risks of international operations, including possible economic, political, social or monetary instability, and compliance with foreign laws;
the effect public health concerns could have on our international operations and financial results;
compliance with environmental laws or any breach which could result in a potential damage claim;
the ability to obtain financing for our current and long term obligations, including for general operational needs, for new construction, for acquisitions, and for drilling unit upgrades;
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
rig availability;
the effects and uncertainties of legal and administrative proceedings and other contingencies;
the impact of governmental laws and regulations and the uncertainties involved in their administration and the associated access to offshore acreage for drilling activities;
changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;
risks involved in the construction of drilling units without firm contracts;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  The words "believe," "impact," "intend," "estimate," "anticipate," "plan," and similar expressions identify forward-looking statements.  These forward-looking statements are found at various places throughout the Managements Discussion and Analysis in this Part I, Item 2 and elsewhere in this report.  When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our Form 10-K for the year ended September 30, 2010.  Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. Neither we nor our representatives have a general obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

Index

MARKET OUTLOOK

Overview

Financial and operating results for the three months ended December 31, 2010, include:

Operating revenues totaling $146 million on 515 operating days in the quarter, down from $164 million on 736 operating days for the quarter ended December 31, 2009
Net income of $53 million as compared to $67 million for the quarter ended December 31, 2009
Net cash from operating activities of $85 million as compared to $104 million for the quarter ended December 31, 2009
Net debt to capitalization of 7% at December 31, 2010, relatively unchanged as compared to 7% at December 31, 2009

The quarter ended December 31, 2010, was notable due to the improved sentiment in the rig market fundamentals coupled with the initiation of the next newbuild cycle.  Our early October 2010 announcement of our ordering two Pacific Class jack-ups from the PPL shipyard in Singapore was closely followed by another 19 jack-up and 10 floater orders from others in the industry by January 28, 2011.  The quarter ended December 31, 2010, witnessed the highest number of jack-up newbuild orders and second most drillship orders in the history of the drilling industry.  In addition, we have seen an increase in the number of inquiries and tenders regarding rig availability from current and potential customers. This increased level of activity has subsequently resulted in a modest increase in the number of contract awards as compared to the previous seven months. These positive developments in the fundamental rig demand market are offset by the continued lack of drilling permits issued by the Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEM") for the  U.S. Gulf of Mexico despite the termination of the deepwater drilling moratorium in early October 2010.

Oil prices have stabilized above $75 per barrel, contributing to double digit year-on-year global exploration and production budget increases. Improvements in the level of global economic activity remain difficult to predict given the ongoing stream of contradicting indicators. Additionally, sovereign debt imbalances and inflation fears in developing nations continue to challenge global GDP growth. Ultimately, we believe that the level of drilling activity during the next several quarters will be a reflection of oil prices and the relative strength of the US dollar.

Index

Ultra Deepwater and Deepwater

Despite the official lifting of the U.S. Gulf of Mexico drilling moratorium, the BOEM is yet to issue any deepwater exploration drilling permits. Nine deepwater units are currently operating in the U.S. Gulf of Mexico, down from 35 rigs operating  prior to the Macondo incident. We remain optimistic that the BOEM will begin issuing drilling permits by mid-2011, however, given the progress to date, we are unable to predict when permitting activity will return to normal levels.  Activity in the other major global deepwater basins remains steady and improving ; however, future ultra deepwater and deepwater rig utilization and day rates will depend in large part on the level of drilling activity in the U.S. Gulf of Mexico and offshore Brazil.

The Atwood Eagle, Atwood Hunter and Atwood Falcon are all contracted through fiscal year 2011.

The Atwood Osprey, a conventionally moored, 8,200 foot water depth semisubmersible (scheduled for delivery from the Jurong shipyard in the second quarter of fiscal year 2011, with an estimated total cost of approximately $625 million) should begin its three year contract with Chevron in Australia during April 2011. The Atwood Condor, a dynamically-positioned, 10,000 foot water depth semisubmersible, is on schedule to be delivered from the Jurong shipyard during the third quarter of fiscal year 2012, with a total cost of approximately $750 million. This rig is currently being marketed globally for appropriate contract opportunities. As of December 31, 2010, we have invested approximately $850 million toward the construction of these two drilling units.

In January 2011, we executed a turnkey construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd ("DSME") to construct an ultra-deepwater drillship, to be named the Atwood Advantage, at the DSME yard in South Korea.   The Atwood Advantage will be a DP-3 dynamically-positioned, dual derrick ultra-deepwater drillship rated to operate in water depths up to 12,000 feet and to drill to a depth of 40,000 feet. The Atwood Advantage will also have enhanced technical capabilities, including a 7-ram blowout preventer, three 100-ton knuckle boom cranes, a 165-ton active heave "tree-running" knuckle boom crane and 200 person accommodations.  The Atwood Advantage is expected to be delivered by September 30, 2013, at a total cost, including project management, drilling and handling tools and spares, of approximately $600 million.

Jack-ups

The global jack-up market continues to bifurcate; newer, higher specification rigs are experiencing significantly higher utilization and dayrates than the older commodity rigs. Higher specification rigs continue to achieve utilization levels consistently around 94% as compared to approximately 78% for the remainder of the marketed fleet. Higher specification rigs represent less than 30% of the global jack-up fleet. We expect this trend to continue in calendar year 2011 in spite of the expected supply increase due to newbuild rigs being delivered in calendar year 2011. This assumes that operators will continue to prefer contracting newer, more capable rigs as has been the recent trend.

The Atwood Aurora, Atwood Beacon and Vicksburg are contracted through April, September and June 2011, respectively.  Based on the market bifurcation, we expect the Atwood Aurora and Atwood Beacon to continue to enjoy high utilization at modestly increasing dayrates, while the Vicksburg may encounter greater competition and, hence, its utilization and dayrates may remain under pressure for the foreseeable future.

Index

The Atwood Aurora is contracted through April 2011.  However, on January 29, 2011, due to the civil unrest that has occurred in Egypt, our customer, RWE Dea Nile GmbH gave notice to us of a force majeure event affecting the operations of the Atwood Aurora which is presently located offshore Egypt in the Mediterranean Sea.  If this is determined to be a force majeure event, provisions of the drilling contract provide for a day rate of 70% of the current operating rate of $133,000 during the first 15 days of the force majeure event.  Thereafter, 50% of the operating rate will apply, up to remediation of the force majeure event or contract termination, whichever occurs first.  The drilling contract can be terminated by either party after a 30 day period of a continuing force majeure event.

In October 2010, we entered into turnkey construction agreements with PPL Shipyard PTE LTD in Singapore ("PPL") to construct two Pacific Class 400 jack-up drilling units (the Atwood Mako and the Atwood Manta). These new rigs will have a rated water depth of 400 feet, accommodations for 150 personnel and significant offline handling features.  The two rigs are expected to cost approximately $190 million each, and are scheduled for delivery September 30 and December 31, 2012, respectively.

In January 2011, we exercised the first of three option agreements and entered into a turnkey construction agreement with PPL to construct a third Pacific Class 400 jack-up drilling unit (the Atwood Orca). As with the Atwood Mako and Atwood Manta, this rig will have a rated water depth of 400 feet, accommodations for 150 personnel and significant offline handling features.  This rig is scheduled for delivery on June 30, 2013.  The total cost, including project management, drilling and handling tools, spares and capitalized interest, of this high specification rig approximates $190 million.

Other

During fiscal year 2010, the Atwood Southern Cross, Richmond and Seahawk completed their drilling contracts and were subsequently idled. We anticipate these units will not return to service during fiscal year 2011 due to the lack of sufficient continuous demand, and thus, we are not actively marketing these rigs at this time.

Contract Backlog

We maintain a backlog of commitments for contract drilling revenues. The following table sets forth as of December 31, 2010, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively marketed drilling units for the periods indicated (in millions except for percent of available operating days committed):

	Fiscal	Fiscal	Fiscal	Fiscal
	2011	2012	2013	2014	Total
Contract Drilling Revenue Backlog
Semisubmersibles	$455	$390	$170	$95	$1,110
Jack-ups	60	-	-	-	60
	$515	$390	$170	$95	$1,170

Percent of Available Operating Days Committed	85%	30%	11%	5%

Index

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 2010 decreased approximately 11% compared to the three months ended December 31, 2009.  A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended December 31,
	2010	2009	Variance

Atwood Beacon	$10.7	$6.1	4.6
Atwood Hunter	49.8	49.3	0.5
Atwood Falcon	40.0	40.2	(0.2)
Vicksburg	8.1	8.7	(0.6)
Atwood Aurora	10.8	12.2	(1.4)
Atwood Eagle	26.9	37.7	(10.8)
Atwood Southern Cross	-	-	-
Richmond	-	2.3	(2.3)
Seahawk	-	7.7	(7.7)
	$146.3	$164.2	$(17.9)

The increase in revenues for the Atwood Beacon for the three months ended December 31, 2010, when compared to the three months ended December 31, 2009, is the result of working on a higher dayrate contract in Suriname compared to the prior fiscal year period when the rig was relocating to West Africa and did not earn revenue for part of the quarter.

Revenues for the Atwood Hunter and Atwood Falcon are relatively consistent for the three months ended December 31, 2010, when compared to the prior fiscal year period.  The rigs have continued in fiscal year 2011 to work on the same long term contracts that they were working under during fiscal year 2010 in offshore Western Africa and Malaysia, respectively.

The decrease in revenues for the Vicksburg for the three months ended December 31, 2010, compared to prior fiscal year quarter is due to planned downtime for regulatory inspections in October 2010.  In fiscal year 2011, the rig has continued to work in the waters offshore Thailand with dayrates relatively consistent with the prior fiscal year period.

The decrease in revenues for the Atwood Aurora is due to downtime for equipment repairs during the three months ended December 31, 2010, compared to no downtime during the same period in the prior fiscal year. The rig has continued to work offshore Egypt on the same long term contract that it was working under during the same period in fiscal year 2010.

The decrease in revenues for the Atwood Eagle during the three months ended December 31, 2010 is due to an extended period of downtime for regulatory inspections in October compared to the previous fiscal year period with no downtime.  The rig has continued to work offshore Australia during fiscal years 2010 and 2011.

Index

During fiscal year 2010, the Atwood Southern Cross, Richmond, and Seahawk all completed their drilling contracts and were subsequently idled.  The idle state of these rigs resulted in the decrease of revenues for these rigs for the quarter ended December 31, 2010, compared to the same period in the previous fiscal year.

Contract drilling costs for the three months ended December 31, 2010, decreased approximately 4%, compared to the three months ended December 31, 2009.  An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended December 31,
	2010	2009	Variance

Atwood Eagle	$17.0	$12.5	$4.5
Atwood Beacon	8.9	6.4	2.5
Atwood Hunter	10.2	9.1	1.1
Vicksburg	4.1	3.7	0.4
Atwood Falcon	7.7	7.6	0.1
Atwood Aurora	5.3	5.8	(0.5)
Atwood Siouthern Cross	1.4	3.0	(1.6)
Richmond	1.0	3.6	(2.6)
Seahawk	1.6	6.8	(5.2)
Other	1.1	2.5	(1.4)
	$58.3	$61.0	$(2.7)

The increase in contract drilling costs for the Atwood Eagle for the three month period ending December 31, 2010, compared to the prior fiscal year period, is primarily attributable to increased equipment related costs due to maintenance projects performed during the extended regulatory inspection period during October 2010.

The increase in contract drilling costs for the Atwood Beacon for the three months ended December 31, 2010, when compared to the previous fiscal year period is due to a combination of cost increases resulting from the amortization of deferred mobilization expenses related to the relocation of the rig from Equatorial Guinea to offshore Suriname in October 2010, increased maintenance projects and increased travel costs.

The increase in contract drilling costs for the Atwood Hunter for the three months ended December 31, 2010, when compared to the previous fiscal year period is attributable to increased equipment related costs due to more maintenance projects incurred in the current fiscal year period.

Drilling costs for the Vicksburg, Atwood Falcon, and Atwood Aurora, and are relatively consistent when comparing the current fiscal year period to the prior fiscal year period.

The decrease in contract drilling costs for the Atwood Southern Cross, Richmond and Seahawk is due to reduced operating costs as these rigs are currently idle and are not being actively marketed.

Index

While total other drilling costs incurred during the quarter ended December 31, 2010 is relatively consistent with the prior year quarter, the decrease shown is primarily due a higher percentage of other drilling costs allocated to rig drilling costs in the current quarter when compared to the prior fiscal year quarter.

Depreciation expense for the three months ended December 31, 2010, decreased approximately 9% compared to the three months ended December 31, 2009.  An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended December 31,
	2010	2009	Variance

Atwood Aurora	$1.8	$1.8	$-
Atwood Hunter	1.6	1.6	-
Atwood Eagle	1.2	1.2	-
Atwood Beacon	1.2	1.2	-
Seahawk	0.5	0.5	-
Vicksburg	0.5	0.5	-
Richmond	0.4	0.4	-
Atwood Falcon	1.3	1.4	(0.1)
Atwood Southern Cross	0.2	1.0	(0.8)
Other	0.1	0.1	-
	$8.8	$9.7	$(0.9)

Depreciation expense for the Atwood Southern Cross decreased significantly in the current quarter ended December 31, 2010, compared to the same period in fiscal year 2010 due to the extension of the useful life of the rig from one year to five years based upon a life enhancing upgrade during the third quarter of fiscal year 2010.

Depreciation expense for all other rigs has remained relatively consistent during the current quarter ended December 31, 2010, when compared to the prior fiscal year period.

General and administrative expenses for the three months ended December 31, 2010, increased by approximately 35% primarily due to payments made in the current quarter in connection with retirement in accordance with the executive retention agreements of John R. Irwin, our former President and Chief Executive Officer, and James M. Holland, our former Senior Vice-President and Chief Financial Officer, and due an increase in professional fees related to ongoing internal international restructuring.

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the period ended December 31, 2010 and 2009 when compared to the United States statutory rate.  Our effective tax rate 16% for the current quarter is relatively consistent with the prior fiscal year quarter.

Index

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we have $180 million borrowed under our 5-year $300 million credit facility executed in October 2007 (as amended from time to time, the "2007 Credit Agreement") and $120 million borrowed under our 5-year $280 million credit facility executed in November 2008 (as amended from time to time, the "2008 Credit Agreement") for a total debt to capitalization ratio of 17%.  No additional funds have been borrowed under either credit agreement subsequent to December 31, 2010.  Both credit facilities contain various financial covenants that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment.  The collateral for these two credit facilities, collectively, primarily consists of preferred mortgages on six of our drilling units (Atwood Eagle, Atwood Hunter, Atwood Falcon, Atwood Southern Cross, Atwood Aurora and Atwood Beacon).  We were in compliance with all financial covenants under both credit agreements at December 31, 2010, and at all times during fiscal years 2010 and 2009.  For more information regarding financial covenants, see Note 5 to our Consolidated Financial Statements for the quarter ended December 31, 2010.

We estimate that our total capital expenditures for fiscal year 2011 will be approximately $625 million, substantially all of which is contractually committed, and expect to end fiscal year 2011 with outstanding long-term debt between $460 million and $500 million.  As of December 31, 2010, we had expended approximately $915 million towards the construction of our four drilling units currently under construction, including approximatley $69 million in aggregate downpayments for the Atwood Mako and Atwood Manta.  Including the construction of two additional drilling units announced in January 2011, expected remaining construction costs for our six drilling units currently under construction are approximately $1.6 billion.  With our current contract commitments providing for approximately $1.2 billion of potential future revenues, coupled with our current additional borrowing capacity of approximately $280 million under our credit facilities having a current average interest cost of less than 2%, we believe that we will be able to fund general and corporate needs and the construction costs of our six drilling units through fiscal year 2012 without the need for any additional sources of capital.  Our current credit facilties expire in 2012 and 2013.  We are considering whether any additional debt financing will be necessary as well as the sources for additional debt financing for capital needs beyond fiscal year 2012, including our fleet expansion with the six drilling units currently under construction (the Atwood Osprey, Atwood Condor, Atwood Advantage, Atwood Mako, Atwood Manta, and Atwood Orca), but no determination has been made at this time.

Our portfolio of accounts receivable is primarily comprised of large independent or multinational corporate entities with stable payment experience.  Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables.  As discussed in Note 9 to our Condensed Consolidated Financial Statements, under "Other Matters", at December 31, 2010, we have approximately $15.8 million in outstanding receivables due from a customer in India; as this receivable is currently in dispute, we expect that this collection effort will extend beyond one year and have, therefore, reclassified this receivable as a long-term asset.

Index

Income tax receivable has decreased by approximately $8.8 million at December 31, 2010, when compared to September 30, 2010, due to the amount and timing of income taxes accrued and paid.

Although accounts payable has decreased by approximately $4.5 million and accrued liabilities have increased by approximately $5.1 million at December 31, 2010, when compared to September 30, 2010, the combined amount of both accounts is relatively consistent with the combined balance at September 30, 2010, as the amount of accruals related to our ongoing construction projects at the current quarter end is comparable to prior quarter end.

Short-term deferred credits have increased by approximately $18.5 million at December 31, 2010, compared to September 30, 2010, primarily due to prepayments of revenue by a customer during the quarter ended December 31, 2010, which will be recognized as revenue when the related services are performed during the quarter ended March 31, 2011 compared to no prepayments of revenue at September 30, 2010.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

CHANGE OF EXECUTIVE MANAGEMENT

As previously announced, Mr. James M. Holland retired as Senior Vice President and Chief Financial Officer of the Company effective August 10, 2010, and his employment with the Company terminated in December 2010.  Mr. Alan Quintero, Senior Vice President Operations, resigned from the Company in November 2010, and Mr. Ronald L. Hall, Vice President, Operations retired from the Company in December 2010.

On January 18, 2011, we announced that Mr. Arthur McGinnis ("Mac") Polhamus agreed to join the Company as Vice President Operations of the Company, with a commencement date of February 1, 2011.

Index

PART I. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

All of our $300 million of long-term debt outstanding at December 31, 2010, was floating rate debt.  As a result, our annual interest costs in fiscal year 2011 will fluctuate based on interest rate changes.  The impact on annual cash flow of a 10% change in the floating rate (approximately 13 basis points) would be approximately $0.4 million, which we believe to be immaterial.  We did not have any open derivative contracts relating to our floating rate debt at December 31, 2010.

FOREIGN CURRENCY RISK

Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies.  Based on December 31, 2010 amounts, a decrease in the value of 10% in the foreign currencies relative to the United States Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $0.2 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial.  We did not have any open derivative contracts relating to foreign currencies at December 31, 2010.

Index

PART I. ITEM 4
CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SECs rules, regulations and forms and have been accumulated and communicated to our management, including executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

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

*10.1	Construction Contract for First Rig between Atwood Oceanics Pacific Limited and PPL Shipyard Pte. Ltd. dated October 1, 2010.

*10.2	Construction Contract for Second Rig between Atwood Oceanics Pacific Limited and PPL Shipyard Pte. Ltd. dated October 1, 2010.

*10.3	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2011.

*10.4	Limited Waiver and Second Amendment to Credit Agreement dated November 29, 2010.

*10.5	Limited Waiver and Second Amendment to Credit Agreement dated November 29, 2010.

Index

10.6
Executive Agreement between Arthur M. Polhamus and Atwood Oceanics, Inc. dated effective as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 18, 2011).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC.
(Registrant)

Date: February 8, 2011	/s/MARK L. MEY
Mark L. Mey
Senior Vice President and Chief
Financial Officer

Index

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

*10.1	Construction Contract for First Rig between Atwood Oceanics Pacific Limited and PPL Shipyard Pte. Ltd. dated October 1, 2010.

*10.2	Construction Contract for Second Rig between Atwood Oceanics Pacific Limited and PPL Shipyard Pte. Ltd. dated October 1, 2010.

*10.3	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2011.

*10.4	Limited Waiver and Second Amendment to Credit Agreement dated November 29, 2010.

*10.5	Limited Waiver and Second Amendment to Credit Agreement dated November 29, 2010.

10.6
Executive Agreement between Arthur M. Polhamus and Atwood Oceanics, Inc. dated effective as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 18, 2011).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*Filed herewith