Form 10-Q
period 2011-03-31
ATWOOD OCEANICS INC
filed 2011-05-05
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
----------------
Form 10-Q

       ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2011

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

281-749-7800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2011: __________ shares of common stock, $1 par value

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2011

INDEX

Part I. Financial Information

Signatures	33

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

REVENUES:
Contract drilling	$159,085	$159,069	$305,371	$323,312

COSTS AND EXPENSES:
Contract drilling	50,402	62,769	108,746	123,811
Depreciation	8,794	9,643	17,596	19,356
General and administrative	9,074	9,721	24,738	21,344
Other, net	(16)	(612)	(77)	(699)
	68,254	81,521	151,003	163,812
OPERATING INCOME	90,831	77,548	154,368	159,500
OTHER INCOME (EXPENSE):
Interest expense	(459)	(579)	(1,137)	(1,312)
Interest income	113	49	495	85
	(346)	(530)	(642)	(1,227)
INCOME BEFORE INCOME TAXES	90,485	77,018	153,726	158,273
PROVISION FOR INCOME TAXES	19,874	10,263	30,264	24,534
NET INCOME	$70,611	$66,755	$123,462	$133,739

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	1.09	1.04	1.91	2.08
Diluted	1.08	1.03	1.89	2.06
AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	64,720	64,396	64,624	64,349
Diluted	65,409	65,103	65,297	65,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2011	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$162,001	$180,523
Accounts receivable	102,077	96,463
Income tax receivable	7,092	16,052
Inventories of materials and supplies	55,813	52,749
Prepaid expenses and deferred costs	9,740	14,207
Total Current Assets	336,723	359,994

NET PROPERTY AND EQUIPMENT	1,753,832	1,343,961

LONG TERM ASSETS:
Other receivables	15,799	15,799
Deferred costs and other assets	5,087	4,686
	20,886	20,485
	$2,111,441	$1,724,440

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$44,137	$37,192
Accrued liabilities	26,817	25,368
Income tax payable	14,205	26,367
Deferred credits	34,573	4,533
Total Current Liabilities	119,732	93,460

LONG-TERM DEBT	455,000	230,000

LONG TERM LIABILITIES:
Deferred income taxes	10,402	10,845
Deferred credits	2,266	2,919
Other	23,570	17,082
	36,238	30,846

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 1,000 shares authorized, none outstanding	-	-
Common stock, $1 par value, 90,000 shares authorized with 64,781 and 64,443 issued and outstanding at March 31, 2011 and September 30, 2010, respectively	64,781	64,443
Paid-in capital	139,632	133,095
Retained earnings	1,296,058	1,172,596
Total Shareholders' Equity	1,500,471	1,370,134
	$2,111,441	$1,724,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$123,462	$133,739
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	17,596	19,356
Amortization of debt issuance costs	404	403
Amortization of deferred items	3,941	(7,959)
Provision for doubtful accounts	-	(65)
Provision for inventory obsolesence	314	135
Deferred income tax benefit	(443)	(5,112)
Share-based compensation expense	3,316	5,561
Other, net	(77)	(699)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,614)	43,249
(Increase) decrease in income tax receivable	8,960	(11,610)
(Increase) decrease in inventory	(3,378)	(1,861)
Decrease in prepaid expenses	5,444	6,678
Decrease in deferred costs and other assets	(7,690)	(5,885)
Increase (decrease) in accounts payable	245	410
Decrease in accrued liabilities	1,473	(956)
Decrease in income tax payable	(12,162)	(10,198)
Increase in deferred credits and other liabilities	37,842	3,530
Net cash provided by operating activities	173,633	168,716

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(420,829)	(71,959)
Proceeds from insurance	-	3,091
Proceeds from sale of assets	115	137
Net cash used by investing activities	(420,714)	(68,731)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(25,000)
Proceeds from debt	225,000	-
Proceeds from exercise of stock options	3,559	539
Net cash provided and used by financing activities	228,559	(24,461)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(18,522)	$75,524
CASH AND CASH EQUIVALENTS, at beginning of period	$180,523	$100,259
CASH AND CASH EQUIVALENTS, at end of period	$162,001	$175,783

Non-cash activities
Increase in accounts payable and accrued liabilities related to capital expenditures	$6,676	$13,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

PART I. ITEM I - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2010	64,443	$64,443	$133,095	$1,172,596	$1,370,134
Net income	-	-	-	123,462	123,462
Restricted stock awards	97	97	(97)		-
Exercise of employee stock options	241	241	3,318	-	3,559
Stock option and restricted stock award compensation expense	-	-	3,316	-	3,316
March 31, 2011	64,781	$64,781	$139,632	$1,296,058	$1,500,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

PART I. ITEM 1 - FINANCIAL STATEMENTS
ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             UNAUDITED INTERIM INFORMATION

 The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of March 31, 2011, and for the three and six month period ended March 31, 2011 and 2010, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc., its subsidiaries and affiliates. The year end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2010.  Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading.  The interim financial results may not be indicative of results that could be expected for a full fiscal year.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2010.   In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position and results of operations for the periods presented.

2.             SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).  As of March 31, 2011, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $6.5 million and $9.2 million, respectively, which we expect to recognize over a weighted average period of approximately 2.7 years.

Awards of restricted stock and stock options have both been granted under the Atwood Oceanics, Inc. Amended and Restated 2007 Long-Term Incentive Plan (as amended or restated from time to time, the “2007 Plan”) during the six months ended March 31, 2011.  We no longer issue awards of restricted stock or stock options under either the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (the “1996 Plan”) or the Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (the “2001 Plan”), but stock options remain outstanding under those plans.  We deliver newly issued shares of common stock for restricted stock awards upon vesting and upon exercise of stock options.  All stock incentive plans currently in effect have been approved by the shareholders of the Company.

Index

Stock Options

Under our stock incentive plans, the exercise price of each stock option must be equal to or greater than the fair market value of one share of our common stock on the date of grant, with all outstanding options having a maximum term of 10 years.  Options vest ratably over a period from the end of the first to the fourth year from the date of grant under the option agreements for the 2007 and 2001 Plans and from the end of the second to the fifth year from the date of grant under the option agreements for the 1996 Plan.  Each option is for the purchase of one share of our common stock.  The per share weighted average fair value of stock options granted during the six months ended March 31, 2011 was $15.72.  We estimated the fair value of these stock options  using the Black-Scholes pricing model and the following assumptions for the six months ended March 31, 2011:

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

A summary of stock option activity during the six months ended March 31, 2011 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at September 30, 2010	1,720	$21.58	6.0	$15,260
Granted	291	$37.41
Exercised	(219)	$15.26		$6,026
Forfeited	(105)	$31.07
Outstanding at March 31, 2011	1,687	$24.54	6.3	$36,941
Exercisable at March 31, 2011	1,145	$20.10	5.1	$30,154

Restricted Stock

We have also awarded restricted stock under the 2007 Plan to certain employees and to our non-employee directors.  The awards of restricted stock to employees are subject to a vesting period ranging from three to four years. Awards of restricted stock to non-employee directors prior to Amendment No. 1 to the 2007 Plan, which was approved by our shareholders on February 14, 2008, vested immediately, while awards granted subsequent to the adoption of Amendment No. 1 to the 2007 Plan are subject to a vesting period, ranging from thirteen months to three years. With the exception of the awards of restricted stock granted to non-employee directors prior to Amendment No. 1 to the 2007 Plan, all restricted stock awards granted to date are restricted from transfer for at least three or four years, depending on the terms of the award, from the date of grant, whether vested or unvested.  We value restricted stock awards at fair market value of our common stock on the date of grant.

Index

A summary of restricted stock activity for the six months ended March 31, 2011 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at September 30, 2010	624	$34.27
Granted	164	$37.59
Vested	(97)	$40.15
Forfeited	(98)	$33.73
Unvested at March 31, 2010	593	$34.32

3.             EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
March 31, 2011:
Basic earnings per share	$70,611	64,720	$1.09	$123,462	64,624	$1.91
Effect of dilutive securities: Stock options	---	689	$(0.01)	---	673	$(0.02)

Diluted earnings per share	$70,611	65,409	$1.08	$123,462	65,297	$1.89

March 31, 2010:
Basic earnings per share	$66,755	64,396	$1.04	$133,739	64,349	$2.08
Effect of dilutive securities: Stock options	---	707	$(0.01)	---	714	$(0.02)

Diluted earnings per share	$66,755	65,103	$1.03	$133,739	65,063	$2.06

The calculation of diluted earnings per share for the three and six month period ended March 31, 2011 and 2010 excludes consideration of shares of common stock related to 702,000 and 516,000 outstanding stock options, respectively, because such options were anti-dilutive.  These options could potentially dilute basic earnings per share in the future, respectively.

Index

4.             PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

	March 31, 2011	September 30, 2010

Drilling vessels and related equipment
Cost	$2,160,803	$1,733,298
Accumulated depreciation	(410,012)	(392,808)
Net book value	1,750,791	1,340,490

Drill Pipe
Cost	15,468	15,468
Accumulated depreciation	(13,704)	(13,563)
Net book value	1,764	1,905

Furniture and other
Cost	6,870	7,115
Accumulated depreciation	(5,593)	(5,549)
Net book value	1,277	1,566

NET PROPERTY AND EQUIPMENT	$1,753,832	$1,343,961

                New Construction Projects

During fiscal year 2008, we entered into construction contracts with Jurong Shipyard Pte. Ltd. to construct two Friede & Goldman ExD Millennium semisubmersible drilling units (the Atwood Osprey and the Atwood Condor).  The Atwood Osprey was delivered in late April 2011 and the Atwood Condor is scheduled for delivery in the third quarter of fiscal year 2012.

In October 2010, we entered into turnkey construction agreements with PPL Shipyard PTE LTD in Singapore (“PPL”) to construct two Pacific Class 400 jack-up drilling units (the Atwood Mako and the Atwood Manta). The Atwood Mako and the Atwood Manta are scheduled for delivery in the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, respectively.

In January 2011, we exercised the first of three option agreements and entered into a turnkey construction agreement with PPL to construct a third Pacific Class 400 jack-up drilling unit (the Atwood Orca). The Atwood Orca is scheduled for delivery in the third quarter of fiscal year 2013.

In January 2011, we also executed a turnkey construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd (“DSME”) to construct an ultra-deepwater drillship, the Atwood Advantage, at the DSME yard in South Korea. The Atwood Advantage is scheduled for delivery in the fourth quarter of fiscal year 2013.

Index

As of March 31, 2011, we had expended approximately $1.2 billion towards the construction of our six drilling units then currently under construction.  Total remaining firm commitments for our six drilling units then currently under construction were approximately $1.3 billion at March 31, 2011.

5.             LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 31, 2011	September 30, 2010
2007 credit facility, bearing interest (market adjustable) at approximately 1.0% and 1.1% per annum at March 31, 2011 and September 30, 2010, respectively	$180,000	$180,000
2008 credit facility, bearing interest (market adjustable) at approximately 1.8% per annum at both March 31, 2011 and September 30, 2010	275,000	50,000
	$455,000	$230,000

As of March 31, 2011, we had approximately $120 million of funds available under our 5-year $300 million credit facility executed in October 2007 (as amended from time to time, the “2007 Credit Agreement”) and approximately $5 million available under our 5-year $280 million credit facility executed in November 2008 (as amended from time to time, the “2008 Credit Agreement”), with standby letters of credit in the aggregate amount of approximately $0.1 million and $0.6 million outstanding under the 2007 Credit Agreement and the 2008 Credit Agreement, respectively.

The 2008 Credit Agreement and the 2007 Credit Agreement contain various financial covenants that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment.  As of March 31, 2011, our leverage ratio was 0.84, our interest expense coverage ratio was 61.5 and our collateral maintenance percentage was in excess of 150%.  We were in compliance with all financial covenants under the 2008 Credit Agreement and the 2007 Credit Agreement at March 31, 2011 and at all times during the quarter and fiscal year to date period ended March 31, 2011.  No additional funds have been borrowed under either credit agreement subsequent to March 31, 2011.

6.             INCOME TAXES

We record estimated accrued interest and penalties related to uncertain tax positions in income tax expense.  At March 31, 2011, we had approximately $16.4 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $4.7 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet.  All $16.4 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.  A summary of activity related to the net uncertain tax positions including penalties and interest for the six months ended March 31, 2011 is as follows (in thousands):

Index

Liability for Uncertain Tax Positions
Balance at September 30, 2010	$9,968
Increases based on tax positions related to the current fiscal year	640
Increases based on tax positions related to prior fiscal years	5,768
Balance March 31, 2011	$16,376

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

We have recorded an estimated valuation allowance of approximately $1.7 million and $3.3 million on deferred tax assets primarily related to our United States net operating loss carryforwards for the three and six months ended March 31, 2011, respectively.

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the three and six months ended March 31, 2011 and March 31, 2010 when compared to the United States statutory rate.

7.             FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2011, the carrying amounts of our cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of our floating-rate debt approximated its fair value at March 31, 2011 as such instruments bear short-term, market-based interest rates.

8.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Statement Update 2010-13.  The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, “Compensation—Stock Compensation”, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  We adopted the amendments in this update on October 1, 2010, with no material impact on our financial statements or disclosures in our financial statements.

Index

9.             COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

Other Matters

The Atwood Beacon operated in India from early December 2006 to the end of July 2008. In 2004, India enacted a service tax on revenues derived from seismic and exploration activities. This service tax law was subsequently amended in June 2007 and again in May 2008 to state that revenues derived from mining services and drilling services were specifically subject to this service tax.  The terms of the contract with our customer in India for the Atwood Beacon  provided that any liability incurred by us related to any taxes levied pursuant to laws not in effect at the time the contract was executed in 2005 were to be reimbursed by our customer.   Based on the advice of our legal and tax advisors, the Company believes that any service taxes assessed by the Indian tax authorities under the provisions of either the 2007 or 2008 amendments are a reimbursable obligation of our customer. Our customer has disputed this obligation on the basis of their contention that revenues derived from drilling services were taxable under the initial 2004 service tax law, which interpretation, if correct, would have resulted in the service tax being our obligation.

After reviewing the drilling services we provided to our customer, the Indian tax authorities assessed service tax obligations on revenues derived from the Atwood Beacon commencing on June 1, 2007.  The relevant Indian tax authority issued an extensive written ruling on this matter setting forth the application of the June 2007 service tax regulation and confirming the position that the drilling services were not covered by the original 2004 service tax law.  As the Indian tax authority’s service tax assessments were made based on the provisions of the 2007 amendment to the service tax law and not pursuant to any law in effect at the time we executed the Atwood Beacon contract, we believe our customer is obligated under the terms of our contract to reimburse us for all service tax payments.  The ruling of the Indian tax authority regarding the applicability of the June 2007 service tax law and not the original 2004 service tax law to drilling services is currently subject to the review of the Tax Appeal Tribunal.

As of March 31, 2011, we have paid to the Indian government $10.1 million in service taxes and have accrued $1.7 million of additional service tax obligations in accrued liabilities, for a total of $11.8 million relating to service taxes. We have recorded a corresponding $15.8 million long-term other receivable due from our customer for (a) such $11.8 million in reimbursables relating to service taxes and (b) approximately $4.0 million of additional accounts receivable related to revenues earned during fiscal year 2009 under the subject contract.  We intend to pursue all options available to us to collect the receivable from our customer for the reimbursement of such service taxes and the payment of the accounts receivable due from the customer.

Index

PART I. ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q for the quarterly period ended March 31, 2011 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries and affiliates is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us, and therefore involve a number of risks and uncertainties and are beyond our ability to control.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause our actual results of operations, financial conditions or cash flows to differ include, but are not necessarily limited to:

•
those risks described under “Item 1A. Risk Factors” included herein and in our annual report on Form  10-K for the year ended September 30, 2010, and our quarterly report on Form 10-Q for the three months ended December 31, 2010;

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

•	the impact of possible disruption in operations due to terrorism, acts of piracy, embargoes, war or other military operations;

•	our ability to enter into, and the terms, of future drilling contracts;

•	the availability of qualified personnel;

•	our failure to retain the business of one or more significant customers;

Index

•	the termination or renegotiation of contracts by customers;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured loss;

•	the risks of disruptions to international operations, including possible economic, political, social or monetary instability, civil unrest and compliance with foreign laws;

•	the effect public health concerns could have on our international operations and financial results;

•	compliance with environmental laws or any breach which could result in a potential damage claim;

•	the ability to obtain financing for our current and long term obligations, including for general operational needs, for new construction, for acquisitions, and for drilling unit upgrades;

•	the adequacy of sources of liquidity for our customers;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

•
higher than anticipated accruals for performance-based compensation due to better than anticipated performance by us, higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase general and administrative expenses;

•	the actions of our competitors in the offshore drilling industry, which could significantly influence rig dayrates and utilization;

•	changes in the geographic areas in which our customers plan to operate resulting in tax rates in such jurisdictions, which could change our expected effective tax rate;

•	changes in oil and gas drilling technology or in our competitors’ drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

•	rig availability;

•	the effects and uncertainties of legal and administrative proceedings and other contingencies;

•	the impact of governmental laws and regulations and the uncertainties involved in their administration and the associated access to offshore acreage for drilling activities;

•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;

•	risks involved in the construction of drilling units without firm contracts;

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

•	such other factors as may be discussed in this report and our other filings with the U.S. Securities and Exchange Commission, or SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors could also have material adverse effects on future results.  The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan,” “could,” “expect,” “forecast,” “may,” “predict,” “should,” and similar expressions identify forward-looking statements.  When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our Form 10-K for the year ended September 30, 2010.  Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. All subsequent written or oral forward-looking statements attributable to us to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  Neither we nor our representatives undertake any obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Index

MARKET OUTLOOK

Overview

Financial and operating results for the three months ended March 31, 2011, include:

•	Operating revenues totaling $159 million on 540 operating days in the current quarter consistent with $159 million on 720 operating days for the quarter ended March 31, 2010
•	Net income of $71 million as compared to $67 million for the quarter ended March 31, 2010
•	Net cash from operating activities of $89 million as compared to $65 million for the quarter ended March 31, 2010
•	Debt to capitalization of approximately 23% at March 31, 2011, up from approximately 14% at September 30, 2010

During the quarter ended March 31, 2011 the first deepwater U.S. Gulf of Mexico drilling permit issued since the declaration of the moratorium announced in May 2010 and subsequently lifted in October 2010.  Since February 28, 2011, twelve U.S. Gulf of Mexico drilling permits have been issued to nine different exploration and production companies.  To date, two rigs have begun drilling operations neither of which were ours as we currently have no actively marketed rigs in the Gulf of Mexico.  This development was against a backdrop of rapidly rising oil prices with West Texas Intermediate crude reaching $114 per barrel on April 11, 2011, representing a 21% increase in price from the beginning of calendar year 2011 largely attributed to the continued civil unrest in North Africa and the Middle East and a weakening of the U.S. Dollar.

Following our early October 2010 announcement of our ordering of two Pacific Class jack-ups, the Atwood Mako and the Atwood Manta, from the PPL Shipyard PTE LTD in Singapore (“PPL”), in January 2011, we announced the execution of a turnkey construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd (“DSME”) to construct an ultra-deepwater drillship, the Atwood Advantage, in South Korea.  In addition, in January 2011, we announced the exercise of the first of three options and executed a turnkey construction agreement to construct a third Pacific Class 400 jack-up drilling unit with PPL, the Atwood Orca.

To date during this current building cycle, and since our early October 2010 announcement, 36 jack-up orders and 23 floater orders have been placed and __ options for additional orders remain outstanding.  Including the ____ rigs ordered during the previous building cycle, 59 jack-ups and 69 floaters competitive with Atwood vessels will be added to the fleet over the next seven years.  Although this represents an increase of 12% and 26% to the jack-up fleet and floater fleet, respectively, we believe that the offshore contract drilling industry is undergoing a major substitution of the newbuild fleet for the existing base of rigs constructed during previous build cycles and that the rigs built in the current cycle will be utilized in the place of rigs built in previous cycles. In analyzing the fleet in 2015 when most of these newbuilds will have been delivered, 320 of the existing 466 jack-ups and 137 of the existing 264 floaters will be 30 years old or older. Currently there are 145 jack-ups and 34 floaters idled, substantially all of which will be 30 years old or older in 2015.

Index

Customer preference for the higher specification jack-ups and floaters is evidenced by utilization rates for these vessels.  For example, high specification jack-ups continue to operate, on average, at a low 90% utilization rate while the remainder of the jack-up fleet comprised of commodity rigs built in previous build cycles operates at low-to-mid 70% utilization rate. Similarly, ultra-deepwater floaters are operating at 99% utilization, with deepwater and mid-water floaters built in previous build cycles operating at 84% utilization and 83% utilization, respectively.

Activity levels continue to increase globally as we continue to see increases in the number of inquiries and tenders from current and potential customers regarding rig availability. This increased level of activity has subsequently resulted in an increase in the number of contract awards, specifically in the offshore markets of Mexico, the North Sea, West Africa, Southeast Asia and Australia. We believe that this trend will continue to strengthen during the remainder of 2011 and into 2012 with offshore Brazil and the U.S. Gulf of Mexico adding to the positive momentum.  Brazil currently has two active deepwater tenders which could result in several contract awards in the near future and the pace of drilling permit issuance in the U.S. Gulf of Mexico is expected to continue to improve to levels comparable to that prior to the Macondo incident in April 2010.

Ultra-Deepwater and Deepwater

In the ultra-deepwater and deepwater markets, we are encouraged by the recent issuance of drilling permits in the U.S. Gulf of Mexico, the level of rates submitted in the recent Petrobras tenders, and the recent ultra-deepwater fixtures well above $450,000 per day.  We expect dayrates to continue to improve in these markets into calendar year 2012.  In addition, activity in the other major global deepwater basins, especially in Australia and Southeast Asia, continues to improve.

The Atwood Eagle, Atwood Hunter and Atwood Falcon, our deepwater semisubmersibles, are all contracted through fiscal year 2011.

The Atwood Osprey, our conventionally moored, 8,200 foot water depth ultra-deepwater semisubmersible, was delivered from the Jurong shipyard in late April 2011 and departed for its three year contract with Chevron in Australia.

The Atwood Condor, a dynamically-positioned, 10,000 foot water depth ultra-deepwater semisubmersible, remains on schedule for delivery from the Jurong shipyard during the third quarter of fiscal year 2013, at a total cost of approximately $750 million. This rig is currently being marketed globally for appropriate contract opportunities. As of March 31, 2011, we have invested approximately $930 million toward the construction of these two drilling units.

Index

The Atwood Advantage, a DP-3 dynamically-positioned, dual derrick ultra-deepwater drillship rated to operate in water depths up to 12,000 feet and to drill to a depth of 40,000 feet, is currently under construction at the DSME shipyard in South Korea. The Atwood Advantage will also have enhanced technical capabilities, including a 7-ram blowout preventer, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations.  The Atwood Advantage is expected to be delivered during the fourth quarter of fiscal year 2012, at a total cost, including project management, drilling, handling tools and spares, of approximately $600 million.

Jack-ups

The global jack-up market continues to bifurcate with newer, higher specification rigs experiencing significantly higher dayrates than the older commodity rigs. In addition, higher specification rigs continue to achieve utilization levels consistently around 90% as compared to utilization rates of approximately 70% for the remainder of the marketed fleet. Higher specification rigs represent less than 30% of the global jack-up fleet.  In spite of the expected supply increase from newbuild jack-up rigs being delivered in calendar year 2011, we expect this trend to continue through 2011.

The Vicksburg and Atwood Beacon are contracted through December 2011 and January 2012, respectively.  Based on the market bifurcation, we expect the Atwood Beacon to continue to enjoy high utilization at modestly increasing dayrates, while the Vicksburg recently announced a six-month contract extension at the same rate through December 31, 2011.

The Atwood Aurora is contracted into May 2011.  Upon completion of the rig’s current contract, the Atwood Aurora will mobilize to a shipyard in Italy for a period approximating six weeks to complete minor rig enhancements. We are currently marketing the rig for follow-on work.

We currently have three Pacific Class 400 jack-up drilling units, the Atwood Mako, the Atwood Manta and the Atwood Orca, under construction at the PPL shipyard in Singapore. These new rigs will have a rated water depth of 400 feet, accommodations for 150 personnel and significant offline handling features.  The three rigs are expected to cost approximately $190 million each, and are scheduled for delivery during the fourth quarter of fiscal 2012, the first quarter of fiscal year 2013, and the third quarter of fiscal year 2013, respectively.

Other

During fiscal year 2010, the Atwood Southern Cross, Richmond and Seahawk completed their drilling contracts and were subsequently idled. We anticipate these units will not return to service during fiscal year 2011 due to the lack of sufficient continuous demand, and thus, we are not actively marketing these rigs at this time.

Contract Backlog

We maintain a backlog of commitments for contract drilling revenues. The following table sets forth as of March 31, 2011, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively marketed drilling units for the periods indicated (in millions except for percent of available operating days committed):

Index

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Total
Contract Drilling Revenue Backlog
Semisubmersibles	$312	$404	$188	$107	$1,011
Jack-ups	43	19	-	-	62
	$355	$423	$188	$107	$1,073

Percent of Available Operating Days Committed	88%	40%	11%	5%

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2011 remained relatively the same compared to the three months ended March 31, 2010.  Revenues for the six months ended March 31, 2011 decreased approximately 6% compared to the six months ended March 31, 2010.  A comparative analysis of revenues is as follows:

	REVENUES (In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	Variance	2011	2010	Variance

Atwood Eagle	$38.0	$32.9	$5.1	$64.9	$70.6	$(5.7)
Atwood Falcon	39.5	35.9	3.6	79.6	76.1	3.5
Vicksburg	8.7	7.6	1.1	16.8	16.3	0.5
Atwood Hunter	50.0	49.3	0.7	99.8	98.5	1.3
Atwood Beacon	11.2	10.6	0.6	21.9	16.7	5.2
Atwood Aurora	11.7	11.8	(0.1)	22.4	24.0	(1.6)
Richmond	-	3.1	(3.1)	-	5.4	(5.4)
Seahawk	-	7.9	(7.9)	-	15.7	(15.7)
Southern Cross	-	-	-	-	-	-
	$159.1	$159.1	$0.0	$305.4	$323.3	$(17.9)

The increase in revenues for the Atwood Eagle during the three months ended March 31, 2011 is due to working on a higher dayrate contract in fiscal year 2011 compared to the prior fiscal year for the same period.  The decrease in revenues for the Atwood Eagle during the six months ended March 31, 2011 is due to an extended period of downtime for regulatory inspections early in fiscal year 2011 compared to the previous fiscal year period with no downtime.  The rig has continued to work offshore Australia during fiscal years 2010 and 2011.

The increase in revenues for the Atwood Falcon and Vicksburg during the three and six months ended March 31, 2011 is due to the rigs being off dayrate for approximately one week and two weeks, respectively, in the prior fiscal year second quarter for repairs.

Revenues for the Atwood Hunter and Atwood Aurora are relatively consistent for the three and six month periods ended March 31, 2011, when compared to the prior fiscal year period.  The Atwood Hunter and Atwood Aurora have continued to work on the same long term contracts in fiscal year 2011 that they were working under during fiscal year 2010 in offshore Western Africa and offshore Egypt, respectively.

Index

Revenues for the Atwood Beacon for the current quarter are relatively consistent with the prior fiscal year quarter, while the increase in revenues for the Atwood Beacon for the six months ended March 31, 2011, when compared to the previous fiscal year period is the result of working on a higher dayrate contract in Suriname compared to the prior fiscal year period when the rig was relocating to West Africa and did not earn revenue for part of the first quarter of fiscal year 2010.

During fiscal year 2010, the Atwood Southern Cross, Richmond, and Seahawk all completed their respective drilling contracts and were subsequently idled.  The idle state of these rigs resulted in the decrease of revenues for the Richmond and Seahawk rigs for the three and six months ended March 31, 2011, compared to the same period in the previous fiscal year.  The Atwood Southern Cross was idle during the three and six month periods ended March 31, 2011 and March 31, 2010.

Contract drilling costs for the three and six months ended March 31, 2011, decreased approximately 19% and 12%, respectively, compared to the three and six months ended March 31, 2010.  An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS (In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	Variance	2011	2010	Variance

Atwood Eagle	$15.7	$12.7	$3.0	$32.7	$25.2	$7.5
Atwood Aurora	5.5	5.0	0.5	10.9	10.9	-
Atwood Hunter	8.6	8.6	-	18.8	17.7	1.1
Atwood Beacon	7.5	7.8	(0.3)	16.4	14.2	2.2
Vicksburg	4.2	4.5	(0.3)	8.3	8.2	0.1
Atwood Falcon	7.4	9.3	(1.9)	15.1	16.9	(1.8)
Atwood Southern Cross	0.7	3.1	(2.4)	2.1	6.1	(4.0)
Richmond	0.4	3.7	(3.3)	1.3	7.3	(6.0)
Seahawk	0.3	6.0	(5.7)	1.8	12.9	(11.1)
Other	0.1	2.1	(2.0)	1.3	4.4	(3.1)
	$50.4	$62.8	$(12.4)	$108.7	$123.8	$(15.1)

The increase in contract drilling costs for the Atwood Eagle for the six month period ending March 31, 2011, compared to the prior fiscal year period, is attributable to increased equipment related costs due to contract specific enhancements and additional maintenance projects performed during the extended regulatory inspection period during the first quarter of fiscal year 2011.  The increase in contract drilling costs for the Atwood Eagle for the three month period ending March 31, 2011 compared to the same period in the previous fiscal year is due to the continuing amortization of the costs associated with the contract specific enhancements performed in the first quarter of fiscal year 2011.

Contract drilling costs for the Atwood Aurora, Atwood Hunter, Atwood Beacon and Vicksburg for the current quarter and fiscal year to date period were relatively consistent when compared to the prior fiscal year periods with the exception of the Atwood Beacon for the fiscal year to date period.  The increase in contract drilling costs for the Atwood Beacon is primarily due to increased personnel costs resulting from higher local labor expenses and additional personnel required while working offshore South America compared to working offshore West Africa in the prior fiscal year period.

Index

The decrease in contract drilling costs for the Atwood Falcon during the three and six months ended March 31, 2011 is attributable to reduced equipment related costs due to the number and timing of maintenance projects when compared to the same periods in the previous fiscal year.

The decrease in contract drilling costs for the Atwood Southern Cross, Richmond and Seahawk is due to reduced operating costs as these rigs are currently idle and are not being actively marketed.

While total Other contract drilling costs incurred during the quarter and fiscal year to date period ended March 31, 2011 is relatively consistent with the prior fiscal year periods, the decreases shown are primarily due to a higher percentage of Other contract drilling costs allocated to rig contract drilling costs in the current fiscal year periods when compared to the prior fiscal year periods.

Depreciation expense for the three and six months ended March 31, 2011, decreased approximately 8% and 9%, respectively, when compared to the three and six months ended March 31, 2010.  An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE (In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	Variance	2011	2010	Variance

Atwood Aurora	$1.8	$1.8	$-	$3.7	$3.7	$-
Atwood Eagle	1.2	1.2	-	2.4	2.4	-
Atwood Hunter	1.6	1.6	-	3.2	3.1	0.1
Atwood Falcon	1.3	1.3	-	2.6	2.8	(0.2)
Atwood Beacon	1.1	1.1	-	2.3	2.3	-
Vicksburg	0.5	0.5	-	1.0	1.0	-
Richmond	0.4	0.4	-	0.9	0.9	-
Seahawk	0.5	0.5	-	1.0	1.0	-
Atwood Southern Cross	0.2	1.0	(0.8)	0.3	2.0	(1.7)
Other	0.2	0.2	-	0.2	0.2	-
	$8.8	$9.6	$(0.8)	$17.6	$19.4	$(1.8)

 Depreciation expense for the Atwood Southern Cross decreased significantly in the three and six month periods ended March 31, 2011, compared to the same periods in fiscal year 2010 due to the extension of the useful life of the rig from one year to five years based upon the completion of a life enhancing upgrade during the third quarter of fiscal year 2010.

Depreciation expense for all other rigs has remained relatively consistent during the current quarter and six months ended March 31, 2011, when compared to the prior fiscal year periods.

General and administrative expenses for the three months ended March 31, 2011 was relatively consistent compared with the prior fiscal period.  For the six months ended March 31, 2011, general and administrative expenses increased by approximately 16%, when compared with the prior fiscal year period primarily due to payments made during the first quarter of fiscal year 2011 in connection with retirement in accordance with the executive retention agreements of John R. Irwin, our former President and Chief Executive Officer, and James M. Holland, our former Senior Vice-President and Chief Financial Officer, and due to an increase in professional fees related to ongoing internal international restructuring.

Index

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the three and six months ended March 31, 2011 and 2010 when compared to the United States statutory rate.  Our effective tax rate of 22% for the current quarter and 20% for the six months ended March 31, 2011 is higher than the effective tax rates of 13% for the prior fiscal year quarter and 16% for the prior fiscal year to date period due to a $6.1 million increase of the liability for uncertain tax positions in various geographical locations based on tax positions related to prior fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we have $180 million borrowed under our 5-year $300 million credit facility executed in October 2007 (as amended from time to time, the “2007 Credit Agreement”) and $275 million borrowed under our 5-year $280 million credit facility executed in November 2008 (as amended from time to time, the “2008 Credit Agreement”) for a total debt to capitalization ratio of 23%.  No additional funds have been borrowed under either credit agreement subsequent to March 31, 2011.  Both credit facilities contain various financial covenants that, among other things, require the maintenance of a leverage ratio, not to exceed 5.0 to 1.0, an interest expense coverage ratio not to be less than 2.5 to 1.0 and a required level of collateral maintenance whereby the aggregate appraised collateral value shall not be less than 150% of the total credit facility commitment.  The collateral for these two credit facilities, collectively, primarily consists of preferred mortgages on six of our drilling units (Atwood Eagle, Atwood Hunter, Atwood Falcon, Atwood Southern Cross, Atwood Aurora and Atwood Beacon).  We were in compliance with all financial covenants under both credit agreements at March 31, 2011, and at all times during the six month period ended March 31, 2011.  For more information regarding financial covenants, see Note 5 to our Unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2011.

We estimate that our total capital expenditures for fiscal year 2011 will be approximately $635 million, substantially all of which is contractually committed, and expect to end fiscal year 2011 with outstanding long-term debt between $425 million and $450 million.  As of March 31, 2011, we had expended approximately $1.2 billion towards the construction of our six drilling units then currently under construction.  At March 31, 2011, expected remaining construction costs for our six drilling units then currently under construction were approximately $1.3 billion. With our current contract commitments providing for approximately $1.1 billion of potential future revenues, coupled with our current additional borrowing capacity of approximately $125 million under our credit facilities having a current average interest cost of less than 2%, we believe that we will be able to fund general and corporate needs and the construction costs of our six drilling units through fiscal year 2012 without the need for any additional sources of capital.  Our current credit facilities expire in 2012 and 2013.  We expect to replace our two current credit facilities with a new credit facility in the third quarter of fiscal year 2011.

Index

Our portfolio of accounts receivable is primarily comprised of large independent or multinational corporate entities with stable payment experience.  Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables.  As discussed in Note 9 to our Unaudited Condensed Consolidated Financial Statements, under “Other Matters”, at March 31, 2011, we have approximately $15.8 million in outstanding receivables due from a customer in India; as this receivable is currently in dispute, we expect that this collection effort will extend beyond one year and have, therefore, reclassified this receivable as a long-term asset.

Income tax receivable and income tax payable has decreased by approximately $9.0 million and $12.2 million at March 31, 2011, when compared to September 30, 2010, respectively, due to the amount and timing of income taxes accrued and paid.

Prepaid expenses and deferred costs have decreased by approximately $4.5 million at March 31, 2011 compared to September 30, 2010, primarily due to the amortization of annual rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

Short-term deferred credits have increased by approximately $30.0 million at March 31, 2011, compared to September 30, 2010, primarily due to prepayments of revenue by a customer during the quarter ended March 31, 2011, which will be recognized as revenue when the related services are performed during the quarter ended June 30, 2011 compared to no prepayments of revenue at September 30, 2010.

As discussed in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the increase in other long-term liabilities of $6.5 million at March 31, 2011 when compared to September 30, 2010 is primarily due to the increase in liabilities for uncertain tax positions in various geographical areas.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

CHANGE OF EXECUTIVE MANAGEMENT

On January 8, 2011, we announced that Mr. Arthur McGinnis (“Mac”) Polhamus agreed to join the Company as Vice President – Operations of the Company, with a commencement date of February 1, 2011.

Index

PART I. ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

All of our $455 million of long-term debt outstanding at March 31, 2011, was floating rate debt.  As a result, our annual interest costs in fiscal year 2011 will fluctuate based on interest rate changes.  The impact on annual cash flow of a 10% change in the floating rate (approximately 15 basis points) would be approximately $0.7 million, which we believe to be immaterial.  We did not have any open derivative contracts relating to our floating rate debt at March 31, 2011.

FOREIGN CURRENCY RISK

Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies.  Based on March 31, 2011 amounts, a decrease in the value of 10% in the foreign currencies relative to the United States Dollar from the year-end exchange rates would result in a foreign currency transaction loss of approximately $0.2 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial.  We did not have any open derivative contracts relating to foreign currencies at March 31, 2011.

Index

PART I. ITEM 4
CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are effective at the reasonable assurance level so that the information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms and have been accumulated and communicated to our management, including executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. ITEM 1
LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as discussed and reported in Notes to Consolidated Financial Statements Note 9 – Commitments and Contingencies.  As of March 31, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.   We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct or the eventual outcome of these matters could materially differ from management’s current estimates.

Index

PART II. ITEM 1A
RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this quarterly report on Form 10-Q, careful consideration should be given to factors described in “Item 1A – Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2010, and in our quarterly report on Form 10-Q for the quarter ended December 31, 2010, that could materially affect our business, financial condition or future results.

WE RELY ON THE OIL AND NATURAL GAS INDUSTRY, AND VOLATILE OIL AND NATURAL GAS PRICES IMPACT DEMAND FOR OUR SERVICES.

Demand for our services depends on activity in offshore oil and natural gas exploration, development and production. The level of exploration, development and production activity is affected by factors such as:

•	prevailing oil and natural gas prices;

•	expectations about future prices;

•	the cost of exploring for, producing and delivering oil and natural gas and the availability of financing for such costs;

•	the opportunities and cost of exploring for and developing oil and natural gas reserves onshore;

•	the sale and expiration dates of available offshore leases;

•	worldwide demand for petroleum products;

•	current availability of oil and natural gas resources;

•	the rate of discovery and rate of depletion of oil and natural gas reserves in offshore areas;

•
the worldwide military and political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities, civil unrest or other crises in the Middle East, North Africa or other geographical areas or further acts of terrorism in the U.S. or elsewhere;

•	technological advances;

•	availability of oil and natural gas companies to generate or otherwise obtain funds for drilling investments;

•	the ability of The Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

•	political or other disruptions that limit exploration, development and production activities;

•	the level of production by non-OPEC countries; and,

•	laws and governmental regulations that restrict exploration and development of oil and natural gas in various jurisdictions.

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

Index

OUR RELIANCE ON FOREIGN OPERATIONS EXPOSES US TO ADDITIONAL RISKS NOT GENERALLY ASSOCIATED WITH DOMESTIC OPERATIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS OR FINANCIAL RESULTS.

We derive substantially all of our revenues from foreign sources.  We, therefore, face risks inherent in conducting business internationally, such as:

•	legal and governmental regulatory requirements;

•	difficulties and costs of staffing and managing international operations;

•	language and cultural difficulties;

•	potential vessel seizure or nationalization of assets;

•	import-export quotas or other trade barriers;

•	renegotiation or nullification of existing contracts;

•	difficulties in collecting accounts receivable and longer collection periods;

•	foreign and domestic monetary policies;

•	political and economic instability;

•	terrorist acts, privacy, war and civil disturbances;

•	assaults on property or personnel;

•	travel limitations or operational problems caused by public health or security threats;

•	imposition of currency exchange controls;

•	currency exchange fluctuations; or,

•	potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws.

Our non-U.S. contract drilling operations are subject to various laws and regulations in certain countries in which we operate, including laws and regulations relating to the import and export, equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, and taxation of offshore earnings and earnings of expatriate personnel.

Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries, including local content requirements for participating in tenders for certain drilling contracts.  Many governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility.  In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work by major oil companies and may continue to do so.

Index

A substantial portion of our drilling contracts are partially payable in local currency.  Those amounts may exceed our local currency needs, leading to the accumulation of excess local currency, which, in certain instances, may be subject to either temporary blocking or other difficulties converting to U.S. dollars.  Excess amounts of local currency may be exposed to the risk of currency exchange losses.

The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations.  Our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate.  Moreover, many countries, including the U.S., control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations.  Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities, and we are also subject to the U.S. anti-boycott law.

The laws and regulations concerning import and export activity, recordkeeping and reporting, import and export control and economic sanctions are complex and constantly changing.  These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations.  The global economic downturn may increase some foreign government’s efforts to enact, enforce, amend or interpret laws and regulations as a method to increase revenue.  Shipments can be delayed and denied import or export for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes.  Shipping delays or denials could cause unscheduled operational downtime.  Any failure to comply with these applicable legal and regulatory obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.

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

Index

 We require highly skilled personnel to operate and provide technical services and support for our business worldwide.  Historically, competition for the labor required for drilling operations, including construction projects, has intensified as the number of rigs activated, added to worldwide fleets or under construction increased, leading to shortages of qualified personnel in the industry and creating upward pressure on wages and higher turnover.  We may experience increased competition for the crews necessary to operate our rigs currently under construction.  If increased competition for labor were to intensify in the future we may experience increases in costs or reductions in experience levels which could impact operations.

FAILURE TO COMPLY WITH THE U.S. FOREIGN CORRUPT PRACTICES ACT OR FOREIGN ANTI-BRIBERY LEGISLATION COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions, including the Bribery Act 2010 recently enacted by the U.K., generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.  We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices and impact our business.  If we were to violate the FCPA or other anti-bribery legislation, we could be subject to civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, and results of operations.  We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.

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

*10.1
Construction Contract for Third Rig between Atwood Oceanics Pacific Limited and PPL Shipyard Pte. Ltd. dated January 14, 2011. (**portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment**)

	*10.2	Construction Contract for drillship between Atwood Oceanics Pacific Limited and Daewoo Shipbuilding and Marine Engineering Co., Ltd. dated January 28, 2011.

	10.3	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2011 (Incorporated herein by reference to Exhibit 10.3 of our Form 10-Q filed February 4, 2011).

10.4
Executive Agreement between Arthur McGinnis Polhamus and Atwood Oceanics, Inc. dated effective as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 18, 2011).

Index

10.5	Atwood Oceanics, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Incorporated herein by reference to Appendix A of our Form DEF 14A filed February 10, 2011).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*100
The following materials from Atwood Oceanics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii)  Unaudited Condensed Consolidated Balance Sheets,  (iii) Unaudited Condensed Consolidated Statement of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Unaudited Consolidated Condensed Financial Statements.

      *Filed herewith

Index

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC. (Registrant)

Date: May 5, 2011	/s/MARK L. MEY
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

*10.1
Construction Contract for Third Rig between Atwood Oceanics Pacific Limited and PPL Shipyard Pte. Ltd. dated January 14, 2011. (**portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment**)

*10.2	Construction Contract for drillship between Atwood Oceanics Pacific Limited and Daewoo Shipbuilding and Marine Engineering Co., Ltd. dated January 28, 2011.

10.3	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2011 (Incorporated herein by reference to Exhibit 10.3 of our Form 10-Q filed February 4, 2011).

10.4
Executive Agreement between Arthur McGinnis Polhamus and Atwood Oceanics, Inc. dated effective as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 18, 2011).

Index

10.5	Atwood Oceanics, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Incorporated herein by reference to Appendix A of our Form DEF 14A filed February 10, 2011).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*100
The following materials from Atwood Oceanics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii)  Unaudited Condensed Consolidated Balance Sheets,  (iii) Unaudited Condensed Consolidated Statement of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Unaudited Consolidated Condensed Financial Statements.

*Filed herewith