Form 10-Q
period 2011-06-30
ATWOOD OCEANICS INC
filed 2011-08-08
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2011: 64,931,339 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2011

PART I. ITEM I - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES:
Contract drilling	$162,147	$166,637	$467,518	$489,949

COSTS AND EXPENSES:
Contract drilling	53,004	63,139	161,750	186,950
Depreciation	10,395	9,611	27,991	28,967
General and administrative	9,742	9,339	34,480	30,683
Other, net	—	(822)	(77)	(1,521)

	73,141	81,267	224,144	245,079

OPERATING INCOME	89,006	85,370	243,374	244,870

OTHER INCOME (EXPENSE):
Interest expense	(1,900)	(698)	(3,037)	(2,010)
Interest income	97	175	592	260

	(1,803)	(523)	(2,445)	(1,750)

INCOME BEFORE INCOME TAXES	87,203	84,847	240,929	243,120
PROVISION FOR INCOME TAXES	11,918	25,853	42,182	50,387

NET INCOME	$75,285	$58,994	$198,747	$192,733

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	1.16	0.92	3.07	2.99
Diluted	1.15	0.91	3.04	2.96

AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	64,820	64,427	64,689	64,375
Diluted	65,470	65,037	65,355	65,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$113,075	$180,523
Accounts receivable	106,879	96,463
Income tax receivable	2,835	16,052
Inventories of materials and supplies	56,404	52,749
Prepaid expenses and deferred costs	1,998	14,207

Total Current Assets	281,191	359,994

NET PROPERTY AND EQUIPMENT	1,813,674	1,343,961

LONG TERM ASSETS:
Other receivables (See Note 9)	15,799	15,799
Deferred costs and other assets	16,032	4,686

Total Long Term Assets	31,831	20,485

Total Assets	$2,126,696	$1,724,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$37,863	$37,192
Accrued liabilities	26,684	25,368
Income tax payable	6,117	26,367
Deferred credits	33,834	4,533

Total Current Liabilities	104,498	93,460

LONG-TERM DEBT	400,000	230,000

LONG TERM LIABILITIES:
Deferred income taxes	10,028	10,845
Deferred credits	8,857	2,919
Other (See Note 6)	24,629	17,082

Total Long Term Liabilities	43,514	30,846

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 1,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 90,000 shares authorized with 64,781 and 64,443 issued and outstanding at June 30, 2011 and September 30, 2010, respectively	64,846	64,443
Paid-in capital	142,495	133,095
Retained earnings	1,371,343	1,172,596

Total Equity	1,578,684	1,370,134

Total Liabilities and Equity	$2,126,696	$1,724,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$198,747	$192,733
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	27,991	28,967
Amortization of debt issuance costs	1,680	603
Amortization of deferred items	4,084	13,031
Provision for doubtful accounts	—	(65)
Provision for inventory obsolesence	495	405
Deferred income tax expense (benefit)	(817)	4,876
Share-based compensation expense	5,406	7,639
Other, net	(77)	(1,521)
Changes in assets and liabilities:
Decrease in accounts receivable	6,203	13,151
Decrease in insurance receivable	—	514
Decrease (increase) in income tax receivable	13,217	(9,094)
Increase in inventory	(4,150)	(3,880)
Decrease in prepaid expenses	11,989	8,334
Increase in deferred costs and other assets	(8,259)	(7,979)
Increase in accounts payable	2,146	4,571
Increase in accrued liabilities	1,340	979
Decrease in income tax payable	(20,250)	(1,002)
Increase (decrease) in deferred credits and other liabilities	29,730	(22,707)

Net cash provided by operating activities	269,475	229,555

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(499,241)	(136,870)
Proceeds from insurance	—	3,374
Proceeds from sale of assets	115	162

Net cash used by investing activities	(499,126)	(133,334)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on debt	(55,000)	(45,000)
Proceeds from debt	225,000	—
Proceeds from exercise of stock options	4,397	840
Debt issuance costs paid	(12,194)	—

Net cash provided and used by financing activities	162,203	(44,160)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(67,448)	$52,061
CASH AND CASH EQUIVALENTS, at beginning of period	$180,523	$100,259

CASH AND CASH EQUIVALENTS, at end of period	$113,075	$152,320

Non-cash activities
Increase (decrease) in accounts payable and accrued liabilities related to capital expenditures	$(1,499)	$14,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I. ITEM I - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Equity

September 30, 2010	64,443	$64,443	$133,095	$1,172,596	$1,370,134
Net income	—	—	—	198,747	198,747
Vesting of restricted stock awards	99	99	(99)	—	—
Exercise of employee stock options	304	304	4,093	—	4,397
Stock option and restricted stock award compensation expense	—	—	5,406	—	5,406

June 30, 2011	64,846	$64,846	$142,495	$1,371,343	$1,578,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PART I. ITEM 1 - FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of June 30, 2011, and for the three and nine month period ended June 30, 2011 and 2010, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc., its subsidiaries and affiliates. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2010. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2010. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented.

2.	SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with ASC 718. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). As of June 30, 2011, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $5.7 million and $7.9 million, respectively, which we expect to recognize over a weighted average period of approximately 2.5 years.

Awards of restricted stock and stock options have both been granted under the Atwood Oceanics, Inc. Amended and Restated 2007 Long-Term Incentive Plan (as amended or restated from time to time, the “2007 Plan”) during the nine months ended June 30, 2011. We no longer issue awards of restricted stock or stock options under either the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (the “1996 Plan”) or the Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (the “2001 Plan”), but stock options remain outstanding under those plans. We deliver newly issued shares of common stock for restricted stock awards upon vesting and upon exercise of stock options. All stock incentive plans currently in effect have been approved by the shareholders of the Company.

Stock Options

Under our stock incentive plans, the exercise price of each stock option must be equal to or greater than the fair market value of one share of our common stock on the date of grant, with all outstanding options having a maximum term of 10 years. Options vest ratably over a period from the end of the first to the fourth year from the date of grant under the option agreements for the 2007 and 2001 Plans and from the end of the second to the fifth year from the date of grant under the option agreements for the 1996 Plan. Each option is for the purchase of one share of our common stock. The per share weighted average fair value of stock options granted during the nine months ended June 30, 2011 was $15.72. We estimated the fair value of these stock options using the Black-Scholes pricing model and the following assumptions for the nine months ended June 30, 2011:

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

A summary of stock option activity during the nine months ended June 30, 2011 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at September 30, 2010	1,720	$21.58	6.0	$15,260
Granted	290	$37.41	—	$—
Exercised	(306)	$14.63	—	$7,881
Forfeited	(121)	$31.61	—	$—

Outstanding at June 30, 2011	1,583	$25.06	6.2	$30,197

Exercisable at June 30, 2011	1,055	$20.62	4.9	$24,810

Restricted Stock

We have also awarded restricted stock under the 2007 Plan to certain employees and to our non-employee directors. All current awards of restricted stock to employees are subject to a vesting and restriction period ranging from three to four years, subject to early termination as provided in the 2007 Plan. All awards of restricted stock to non-employee directors are subject to a vesting and restriction period of a minimum of thirteen months, subject to early termination as provided in the 2007 Plan. We value restricted stock awards at fair market value of our common stock on the date of grant.

A summary of restricted stock activity for the nine months ended June 30, 2011 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at September 30, 2010	624	$34.27
Granted	168	$37.68
Vested	(102)	$39.58
Forfeited	(111)	$32.92

Unvested at June 30, 2011	579	$34.58

3.	EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
June 30, 2011:
Basic earnings per share	$75,285	64,820	$1.16	$198,747	64,689	$3.07
Effect of dilutive securities:
Stock options	—	650	$(0.01)	—	666	$(0.03)

Diluted earnings per share	$75,285	65,470	$1.15	$198,747	65,355	$3.04

June 30, 2010:
Basic earnings per share	$58,994	64,427	$0.92	$192,733	64,375	$2.99
Effect of dilutive securities:
Stock options	—	610	$(0.01)	—	679	$(0.03)

Diluted earnings per share	$58,994	65,037	$0.91	$192,733	65,054	$2.96

The calculation of diluted earnings per share for the three and nine month period ended June 30, 2011 and 2010 excludes consideration of shares of common stock related to 684,000 and 508,000 outstanding stock options, respectively, because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

	June 30, 2011	September 30, 2010

Drilling vessels and related equipment
Cost	$2,230,982	$1,733,298
Accumulated depreciation	(420,237)	(392,808)

Net book value	1,810,745	1,340,490

Drill Pipe
Cost	15,468	15,468
Accumulated depreciation	(13,775)	(13,563)

Net book value	1,693	1,905

Furniture and other
Cost	6,928	7,115
Accumulated depreciation	(5,692)	(5,549)

Net book value	1,236	1,566

NET PROPERTY AND EQUIPMENT	$1,813,674	$1,343,961

New Construction Projects

During fiscal year 2008, we entered into construction contracts with Jurong Shipyard Pte. Ltd. to construct two Friede & Goldman ExD Millennium semisubmersible drilling units (the Atwood Osprey and the Atwood Condor). The Atwood Osprey was delivered in April 2011, and the Atwood Condor is scheduled for delivery in the third quarter of fiscal year 2012.

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

In January 2011, we entered into a turnkey construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd (“DSME”) to construct an ultra-deepwater drillship, the Atwood Advantage, at the DSME yard in South Korea. The Atwood Advantage is scheduled for delivery in the fourth quarter of fiscal year 2013.

As of June 30, 2011, we had expended approximately $645 million towards the construction of our five drilling units currently under construction. Total remaining firm commitments for our five drilling units currently under construction were approximately $1.2 billion at June 30, 2011.

5.	LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	June 30, 2011	September 30, 2010
2007 credit facility, bearing interest (market adjustable) at approximately 1.1% per annum at September 30, 2010	$—	$180,000
2008 credit facility, bearing interest (market adjustable) at approximately 1.8% per annum at September 30, 2010	$—	$50,000
2011 credit facility, bearing interest (market adjustable) at approximately 2.8% per annum at June 30, 2011	$400,000	$—

	$400,000	$230,000

During May 2011, we entered into a $750 million secured reducing revolving credit agreement with Nordea Bank Finland plc, New York Branch, as Administrative Agent and several lenders (the “2011 Credit Agreement”). The 2011 Credit Agreement includes provisions for incremental commitments up to $350 million, bringing the total commitment to $1.1 billion, if exercised. The maturity of the 2011 Credit Agreement is May 2016, subject to acceleration upon certain specified events of default, including but not limited to: delinquent payments, bankruptcy filings, breaches of representation or covenants, material adverse judgments, guarantees or security documents not being in full effect, non-compliance with the Employee Retirement Income Security Act of 1974, defaults under other agreements, and a change of control. The 2011 Credit Agreement contains limitations on our ability to incur liens; merge, consolidate or sell substantially all assets; pay cash dividends; incur additional indebtedness; make advances, investments or loans; and transact with affiliates. The 2011 Credit Agreement is secured primarily by first preferred mortgages on six of our active drilling units (the Atwood Aurora, the Atwood Beacon, the Atwood Eagle, the Atwood Falcon, the Atwood Hunter, and the Atwood Osprey).

Loans under this facility will bear interest of the Eurodollar Rate plus a margin of 2.50%. The credit agreement supports the issuance, when required, of standby letters of credit. Under the 2011 Credit Agreement, we will pay a commitment fee of 1.0% per annum on the unused portion of the underlying commitment. As of June 30, 2011, we have $350 million of funds available to borrow under this credit facility, with standby letters of credit issued in the aggregate amount of $2.2 million.

The 2011 Credit Agreement contains various financial covenants that impose a maximum leverage ratio of 4.0 to 1.0, a debt to capitalization ratio of 0.5 to 1.0, a minimum interest expense coverage ratio of 3.0 to 1.0 and a minimum collateral maintenance of 150% of the aggregate amount outstanding under the debt facility. We were in compliance with all financial covenants under the 2011 Credit Agreement at June 30, 2011, at execution and at all times subsequent to the execution of this credit agreement in May through June 30, 2011. No additional funds have been borrowed under our credit agreement subsequent to June 30, 2011 to the date of this report.

Prior to the execution of the 2011 Credit Agreement, we had a 5-year $300 million credit facility executed in October 2007 (as amended from time to time, the “2007 Credit Agreement”) and a 5-year $280 million credit facility executed in November 2008 (as amended from time to time, the “2008 Credit Agreement”). Both the 2008 Credit Agreement and the 2007 Credit Agreement were retired during May 2011 with funding from the 2011 Credit Agreement. We were in compliance with all financial covenants under the 2007 Credit Agreement and 2008 Credit Agreement during the period until execution of the 2011 Credit Agreement.

6.	INCOME TAXES

We record estimated accrued interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2011, we had approximately $16.7 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $4.8 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet. All $16.7 million of the net uncertain tax liabilities would affect the effective tax rate if recognized. A summary of activity related to the net uncertain tax positions including penalties and interest for the nine months ended June 30, 2011 is as follows (in thousands):

Liability for Uncertain Tax Positions
Balance at September 30, 2010	$9,968
Increases based on tax positions related to the current fiscal year	866
Increases based on tax positions related to prior fiscal years	5,866

Balance at June 30, 2011	$16,700

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

We have recorded an estimated valuation allowance of approximately $1.7 million and $5.1 million on deferred tax assets primarily related to our United States net operating loss carryforwards for the three and nine months ended June 30, 2011, respectively.

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the three and nine months ended June 30, 2011 when compared to the United States statutory rate. Our effective tax rate of 14% for the current quarter and 18% for the nine months ended June 30, 2011 is lower than the effective tax rates of 30% for the prior fiscal year quarter and 21% for the prior fiscal year to date period due to the valuation allowance on deferred tax assets we booked in fiscal year 2010.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2011, the carrying amounts of our cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of our floating-rate debt approximated its fair value at June 30, 2011, as such instruments bear short-term, market-based interest rates.

8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update 2010-13. The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, “Compensation—Stock Compensation”, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. We adopted the amendments in this update on October 1, 2010, with no material impact on our financial statements or disclosures in our financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04. The amendments in this update provide common fair value measurement and disclosure requirements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We adopted the amendments in this update in May 2011 with no material impact on our financial statements or disclosures in our financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05. The amendments in this update require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. We adopted the amendments in this update in June 2011 with no material impact on our financial statements or disclosures in our financial statements.

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

After reviewing the drilling services we provided to our customer, the Indian tax authorities assessed service tax obligations on revenues derived from the Atwood Beacon commencing on June 1, 2007. The relevant Indian tax authority issued an extensive written ruling on this matter setting forth the application of the June 2007 service tax regulation and confirming the position that the drilling services were not covered by the original 2004 service tax law. As the Indian tax authority’s service tax assessments were made based on the provisions of the 2007 amendment to the service tax law and not pursuant to any law in effect at the time we executed the Atwood Beacon contract, we believe our customer is obligated under the terms of our contract to reimburse us for all service tax payments. The ruling of the Indian tax authority regarding the applicability of the June 2007 service tax law and not the original 2004 service tax law to drilling services is currently subject to the review of the Tax Appeal Tribunal in India.

As of June 30, 2011, we have paid to the Indian government $10.1 million in service taxes and have accrued $1.7 million of additional service tax obligations in accrued liabilities, for a total of $11.8 million relating to service taxes. We have recorded a corresponding $15.8 million long-term other receivable due from our customer for (a) such $11.8 million in reimbursables relating to service taxes and (b) approximately $4.0 million of additional accounts receivable related to revenues earned during fiscal year 2009 under the subject contract. We intend to pursue all options available to us to collect the receivable from our customer for the reimbursement of such service taxes and the payment of the accounts receivable due from the customer.

PART I. ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q for the quarterly period ended June 30, 2011 includes statements about Atwood Oceanics, Inc. (which together with its subsidiaries and affiliates is identified as the “Company,” “we” or “our,” unless the context indicates otherwise) which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Important factors that could cause our actual results of operations, financial conditions or cash flows to differ include, but are not necessarily limited to:

•

those risks described under “Item 1A. Risk Factors” included herein and in our annual report on Form 10-K for the year ended September 30, 2010, and our quarterly reports on Form 10-Q for the three months ended December 31, 2010 and March 31, 2011;

•	our dependence on the oil and gas industry;

•	the operational risks involved in drilling for oil and gas;

•

the occurrence of a major operational incident, such as the April 2010 Macondo incident in the U.S. Gulf of Mexico, resulting in the loss of life, significant damage to a rig or the total loss of a rig;

•	changes in rig utilization and day rates in response to the level of activity in the oil and gas industry;

•	the extent to which oil and natural gas companies will pursue offshore drilling in absolute terms and relative to onshore drilling opportunities;

•	exploration success or lack of exploration success by our customers and potential customers;

•	the highly competitive and volatile nature of our business, with periods of low demand and excess rig availability;

•	the potential impact of increased governmental or industry regulation, both in the United States and internationally, as a result of the Macondo incident;

•	the impact of possible disruption in operations due to terrorism, acts of piracy, embargoes, war or other military operations;

•	our ability to enter into, and the terms, of future drilling contracts, including contracts for our newbuild units;

•	the termination or renegotiation of contracts by our customers which could alter the timing and amount of our current contracted cash flows;

•	the availability of qualified personnel;

•	our failure to retain the business of one or more significant customers;

•	the availability of adequate insurance at a reasonable cost;

•	the occurrence of an uninsured loss;

•	the risks of disruptions to international operations, including possible economic, political, social or monetary instability, civil unrest and compliance with foreign laws;

•	the effect public health concerns could have on our international operations and financial results;

•	compliance with environmental laws or any breach which could result in a potential damage claim;

•	the ability to obtain financing for our current and long term obligations, including for general operational needs, for new construction, for acquisitions, and for drilling unit upgrades;

•	the adequacy of sources of liquidity for our customers;

•	currently unknown rig repair needs and/or additional opportunities to accelerate planned maintenance expenditures due to presently unanticipated rig downtime;

•

higher than anticipated severance expenses due to unanticipated employee terminations, higher than anticipated legal and accounting fees due to unanticipated financing or other corporate transactions, and other factors that could increase general and administrative expenses;

•	the actions of our competitors in the offshore drilling industry, which could significantly influence rig day rates and utilization;

•	changes in the geographic areas in which our customers plan to operate or the resulting in changes in tax rates, which could change our expected effective tax rate;

•	changes in oil and gas drilling technology or in our competitors’ drilling rig fleets that could make our drilling rigs less competitive or require major capital investments to keep them competitive;

•	rig availability;

•	the effects and uncertainties of legal and administrative proceedings and other contingencies;

•	the impact of governmental laws and regulations and the uncertainties involved in their administration and the associated access to offshore acreage for drilling activities;

•	changes in accepted interpretations of accounting guidelines and other accounting pronouncements and tax laws;

•

the risks involved in the construction, upgrade, and repair of our drilling units, including project delays affecting our ability to meet contractual commitments, as well as commencement of operations of our drilling units following delivery; and

•	such other factors as may be discussed in this report and our other filings with the U.S. Securities and Exchange Commission, or SEC.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The words “believe,” “impact,” “intend,” “estimate,” “anticipate,” “plan,” “could,” “expect,” “forecast,” “may,” “predict,” “should,” and similar expressions identify forward-looking statements. When considering any forward-looking statement, you should also keep in mind the risk factors described in other reports or filings we make with the SEC from time to time, including our annual report in Form 10-K for the year ended September 30, 2010 and our quarterly reports on Form 10-Q for the three months ended December 31, 2010 and March 31, 2011. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. All subsequent written or oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. Neither we nor our representatives undertake any obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

MARKET OUTLOOK

Overview

Financial and operating results for the three months ended June 30, 2011, include:

•	Operating revenues totaling $162 million on 536 operating days in the current quarter consistent with $167 million on 705 operating days for the quarter ended June 30, 2010;

•	Net income of $74 million as compared to $59 million for the quarter ended June 30, 2010;

•	Net cash from operating activities of $96 million as compared to $61 million for the quarter ended June 30, 2010; and,

•	Debt to capitalization of approximately 20% at June 30, 2011, up from approximately 14% at September 30, 2010

Against a backdrop of continuing geopolitical events in the Middle East and North Africa, structural economic and debt concerns in Southern Europe and the impact of Standard & Poor’s recent lowering of the credit rating of U.S. debt along with the credit rating of agencies linked to long-term U.S. debt, Brent crude oil prices have remained consistently above $105 per barrel. Oil prices have also withstood the impact of the release of 60 million barrels of crude oil by the International Energy Agency in late June. This continuing strength in oil prices continues to drive increased international exploration and development activity.

The increase in tendering activity and related contract awards continues with day rates strengthening in most high specification asset sub-sectors depending on the geographical operating basin.

Deepwater activity in the Gulf of Mexico, as measured by the issuance of new drilling permits, remains weak. Additionally, in early June 2011, an environmental lawsuit was filed challenging a Shell Oil Company exploration plan which could, if successful, further challenge the permitting process. Nonetheless, during the quarter ended June 30, 2011, we have seen improvement in the permitting process, but such permitting continues at a slow pace. The Bureau of Ocean Energy Management, Regulations and Enforcement recognizes this predicament and appears to be implementing procedures to accelerate the submission and approval of drilling permits.

To date during this current building cycle, and since our early October 2010 announcement, 47 jack-up orders and 39 floater orders have been placed and 47 options for additional orders remain outstanding. Including the rigs ordered during the previous building cycle, 61 jack-ups and 73 floaters competitive with our vessels will be added to the world-wide fleet over the next seven years. Although this represents an increase of 13% and 27% to the jack-up and floater fleets, respectively, we believe that the offshore contract drilling industry is undergoing a major renewal of equipment. We believe this will result in the replacement of a large percentage of the rigs constructed during previous build cycles and rigs built in the current cycle will be utilized in the place of rigs built in previous cycles. In analyzing the expected fleet in 2015, when most of these newbuilds will have been delivered, 324 of the existing 479 jack-ups and 137 of the existing 272 floaters will be 30 years old or older. Currently there are 138 jack-ups and 36 floaters idled, substantially all of which are currently 30 years old or older.

Customer preference for higher specification jack-ups and floaters is evidenced by stronger utilization rates for these vessels compared to older classes of assets. For example, high specification jack-ups continue to operate, on average, at utilization rates approximating 92%, while the remainder of the jack-up fleet comprised of commodity rigs built in previous build cycles operates at a low-to-mid 70% utilization rate. Markets exhibiting increased activity include South East Asia, the Middle East and West Africa. Similarly, ultra-deepwater floaters are operating at 99% utilization, with deepwater and mid-water floaters built in previous build cycles operating at 88% utilization and 80% utilization, respectively.

Activity levels continue to increase globally as reflected in increases in the number of inquiries and tenders from current and potential customers regarding rig availability. This increased level of activity has subsequently resulted in an increase in the number of contract awards, specifically in the offshore markets of Mexico, the North Sea, West Africa, Southeast Asia and Australia. We believe this trend will continue to strengthen during the remainder of 2011 and into 2012 with offshore Brazil and the U.S. Gulf of Mexico adding to the positive momentum. Brazil currently has two active deepwater tenders which could result in several contract awards in the near future and the pace of drilling permit issuance in the U.S. Gulf of Mexico is expected to improve.

Ultra-Deepwater and Deepwater

Despite the ongoing slow pace of drilling permit issuance in the U.S. Gulf of Mexico, the global ultra-deepwater and deepwater markets continue to operate at very high utilization rates. Additionally, day rates in the ultra-deepwater market are approaching $500,000 per day, with deepwater day rates stable to increasing, depending in the operating region. We expect day rates to continue to improve in several markets into calendar year 2012, including offshore Australia, Southeast Asia, West Africa and Brazil.

The Atwood Osprey, our conventionally moored, 8,200 foot water depth ultra-deepwater semisubmersible, was delivered from the Jurong shipyard on April 27, 2011 and began its three year contract with Chevron in Australia on May 27, 2011.

The Atwood Condor, a dynamically-positioned, 10,000 foot water depth ultra-deepwater semisubmersible, remains on schedule for delivery from the Jurong shipyard during the third quarter of fiscal year 2012, at a total cost of approximately $750 million. This rig is currently being marketed globally for appropriate contract opportunities. As of June 30, 2011, we have invested approximately $380 million, including project management, drilling, handling tools and spares and capitalized interest, toward the construction of the Atwood Condor.

The Atwood Advantage, a DP-3 dynamically-positioned, dual derrick ultra-deepwater drillship rated to operate in water depths up to 12,000 feet and to drill to a depth of 40,000 feet, is currently under construction at the DSME shipyard in South Korea. The Atwood Advantage will also have enhanced technical capabilities, including a 7-ram blowout preventer, the capability to operate two BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. The Atwood Advantage is expected to be delivered during the fourth quarter of fiscal year 2013, at a total cost, including project management, drilling, handling tools and spares, of approximately $600 million.

We have until October 28, 2011 to exercise options to build two additional ultra-deepwater drillships with DSME. At this time, we have made no determination as whether either of the two remaining options will be exercised.

Our deepwater semisubmersibles, the Atwood Eagle and Atwood Falcon, are contracted through fiscal year 2011 while the Atwood Hunter is contracted through fiscal year 2012.

Jack-ups

The global jack-up market continues to bifurcate with newer, higher specification rigs experiencing significantly higher day rates than the older commodity rigs. In addition, higher specification rigs continue to achieve utilization levels consistently above 90% as compared to utilization rates of approximately 70% for the remainder of the marketed jack-up fleet. Higher specification rigs represent less than 30% of the global jack-up fleet. In spite of the expected supply increase from newbuild jack-up rigs being delivered in calendar year 2011, we expect this bifurcation trend to continue into calendar year 2012.

The Vicksburg and Atwood Beacon are contracted through December 2011 and March 2012, respectively. Based on the market bifurcation, we expect the Atwood Beacon to continue to enjoy high utilization at modestly increasing day rates, while the Vicksburg recently announced a six-month contract extension at the same rate through December 31, 2011.

The Atwood Aurora, having completed minor rig enhancements, is currently located in a shipyard in southern Italy awaiting mobilization to Cameroon to start its nine month contract with Noble Energy Inc.

We currently have three Pacific Class 400 jack-up drilling units, the Atwood Mako, the Atwood Manta and the Atwood Orca, under construction at the PPL shipyard in Singapore. These new rigs will have rated water depths of 400 feet, accommodations for 150 personnel and significant offline handling features. The three rigs are expected to cost approximately $190 million each, and are scheduled for delivery during the fourth quarter of fiscal 2012, the first quarter of fiscal year 2013, and the third quarter of fiscal year 2013, respectively.

We have until December 31, 2011 to exercise options to build two additional Pacific Class 400 jack-up drilling units with PPL. At this time, we have made no determination as whether either of the two remaining options will be exercised.

Other

During fiscal year 2010, the Atwood Southern Cross, Richmond and Seahawk completed their drilling contracts and were subsequently idled. We anticipate these units will not return to service during fiscal year 2011 due to the lack of sufficient continuous demand, and thus, we are not actively marketing these rigs at this time.

Contract Backlog

We maintain a backlog of commitments for contract drilling revenues. The following table sets forth as of June 30, 2011, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively marketed drilling units for the periods indicated (in millions except for percent of available operating days committed):

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Total
Semisubmersibles	$165	$437	$196	$114	$912
Jack-ups	19	57	—	—	76

	$184	$494	$196	$114	$988

Percent of Available Operating Days Committed	86%	42%	10%	5%

RESULTS OF OPERATIONS

Revenues for the three months and nine months ended June 30, 2011 decreased approximately 3% and 5%, respectively, compared to the three and nine months ended June 30, 2010. A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2011	2010	Variance	2011	2010	Variance

Atwood Osprey	$16.2	$—	$16.2	$16.2	$—	$16.2
Atwood Eagle	39.6	36.6	3.0	104.6	107.2	(2.6)
Atwood Beacon	12.2	9.4	2.8	34.1	26.1	8.0
Atwood Falcon	39.0	38.0	1.0	118.5	114.1	4.4
Vicksburg	8.8	8.8	—	25.6	25.1	0.5
Atwood Aurora	6.1	11.9	(5.8)	28.5	36.0	(7.5)
Atwood Hunter	40.4	49.5	(9.1)	140.2	148.1	(7.9)
Richmond	—	3.3	(3.3)	—	8.6	(8.6)
Seahawk	—	7.8	(7.8)	—	23.4	(23.4)
Atwood Southern Cross	(0.2)	1.3	(1.5)	(0.2)	1.3	(1.5)

	$162.1	$166.6	$(4.5)	$467.5	$489.9	$(22.4)

Our newest drilling rig, the Atwood Osprey, commenced drilling operations in late May 2011 and thus, earned no revenue in the prior fiscal year periods.

Revenues for the Atwood Eagle during the current quarter and fiscal year period are relatively consistent with the prior fiscal year periods. The rig has continued to work offshore Australia during fiscal years 2010 and 2011.

Revenues are higher for the Atwood Beacon for the three and nine months ended June 30, 2011, as a result of working on a higher day rate contract in Suriname compared to the prior fiscal year periods when the rig was working at a lower day rate offshore West Africa.

Revenues for the Atwood Falcon and Vicksburg were relatively consistent for the three and nine month periods ended June 30, 2011, when compared to the prior fiscal year periods. The Atwood Falcon worked offshore Malaysia and the Philippines during the current and prior fiscal year while the Atwood Vicksburg worked on the same long term contract offshore Thailand that it was working under in fiscal year 2010.

Revenues for the Atwood Aurora decreased during the current quarter and fiscal year period due to the completion of its most recent contract commitment in May, which was followed by a planned shipyard project for certain enhancements compared to virtually no downtime during the same periods in the prior fiscal year. In fiscal year 2011, until the time of the shipyard project, the rig worked offshore Egypt on the same long term contract that it worked under during fiscal year 2010. The Atwood Aurora is expected to resume drilling operations offshore West Africa under a new contract commencing early October 2011.

Revenues for the Atwood Hunter were negatively impacted during the three and nine months ended June 30, 2011 by 17 days of unplanned downtime in the current quarter resulting in lower revenue when compared to the prior fiscal year periods which had virtually no downtime. In fiscal year 2011, the Atwood Hunter has continued to work offshore West Africa on the same long term contract that it was working under during fiscal year 2010.

During fiscal year 2010, the Atwood Southern Cross, Richmond, and Seahawk all completed their respective drilling contracts and were subsequently idled. The idle state of these rigs resulted in the decrease of revenues for the Atwood Southern Cross, Richmond, and Seahawk rigs for the three and nine months ended June 30, 2011, compared to the same periods in the previous fiscal year.

Contract drilling costs for the three and nine months ended June 30, 2011 decreased approximately 16% and 13%, respectively, compared to the three and nine months ended June 30, 2010. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2011	2010	Variance	2011	2010	Variance

Atwood Osprey	$6.5	$—	$6.5	$8.4	$—	$8.4
Atwood Eagle	16.7	13.7	3.0	49.4	38.9	10.5
Atwood Falcon	7.9	7.0	0.9	23.0	24.0	(1.0)
Vicksburg	3.7	3.8	(0.1)	11.9	12.0	(0.1)
Atwood Beacon	7.2	8.4	(1.2)	23.6	22.6	1.0
Atwood Aurora	3.7	5.5	(1.8)	14.6	16.4	(1.8)
Atwood Hunter	7.1	9.9	(2.8)	26.0	27.6	(1.6)
Atwood Southern Cross	0.5	3.5	(3.0)	2.6	9.6	(7.0)
Richmond	0.2	3.2	(3.0)	1.5	10.4	(8.9)
Seahawk	0.5	6.2	(5.7)	2.3	19.1	(16.8)
Other	(1.0)	1.9	(2.9)	(1.5)	6.4	(7.9)

	$53.0	$63.1	$(10.1)	$161.8	$187.0	$(25.2)

Our new drilling rig, the Atwood Osprey, commenced drilling operations in late May 2011 and thus, incurred no contract drilling costs in the prior fiscal year periods.

The increase in contract drilling costs for the Atwood Eagle for the three month period ending June 30, 2011 is attributable to higher local payroll and payroll related costs due to the strengthening of the Australian dollar when compared to exchange rates in the prior fiscal quarter. The increase in contract drilling costs for the Atwood Eagle for the nine month period ending June 30, 2011, compared to the prior fiscal year period, is also attributable to the strengthening Australian dollar along with increased equipment related costs due to contract specific enhancements and additional maintenance projects performed during the extended regulatory inspection period during the first quarter of fiscal year 2011.

Contract drilling costs for the Atwood Falcon and Vicksburg for the current quarter and fiscal year to date period were relatively consistent when compared to the prior fiscal year periods.

The decrease in contract drilling costs for the Atwood Beacon during the three month period ended June 30, 2011 is due to a higher mobilization cost amortization in the prior fiscal year period related to moving the rig from India to West Africa compared to the current fiscal year amortization costs related to the move from West Africa to South America. Contract drilling costs for the Atwood Beacon for the fiscal year to date period ended June 30, 2011 were relatively consistent when compared to the prior fiscal year to date period ended June 30, 2010 as the lower amortization costs are offset by increased personnel costs resulting from higher local labor expenses and additional personnel required while working offshore South America.

The decrease in contract drilling costs for the Atwood Aurora for the three and nine months ended June 30, 2011 compared to the same periods in the prior fiscal year is due to a planned shipyard project that began in May 2011, during which the rig incurred less operating expenses.

The decrease in contract drilling costs for the Atwood Hunter for the three months ended June 30, 2011 is primarily due to lower equipment related costs and the amount and timing of repair and maintenance projects, while contract drilling costs for the fiscal year to date period were relatively consistent when compared to the prior fiscal year to date period.

The decrease in contract drilling costs for the Atwood Southern Cross, Richmond and Seahawk is due to reduced operating costs as these rigs are currently idle and are not being actively marketed.

Decreases in Other contract drilling costs incurred during the quarter and fiscal year to date period ended June 30, 2011 are due to a combination of higher percentage of Other contract drilling costs allocated to rig contract drilling costs in the current fiscal year periods when compared to the prior fiscal year periods and recognition of foreign exchange gains in the current fiscal year compared to foreign exchange losses in the prior fiscal year periods.

Depreciation expense for the three and nine months ended June 30, 2011, increased approximately 8% when compared to the three months ended June 30, 2010 and decreased by approximately 3% for the nine months ended June 30, 2010. An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2011	2010	Variance	2011	2010	Variance

Atwood Osprey	$1.6	$—	$1.6	$1.6	$—	$1.6
Atwood Beacon	1.2	1.2	—	3.5	3.5	—
Atwood Eagle	1.2	1.2	—	3.6	3.6	—
Atwood Hunter	1.6	1.6	—	4.8	4.7	0.1
Atwood Falcon	1.3	1.3	—	3.9	4.1	(0.2)
Vicksburg	0.5	0.5	—	1.5	1.5	—
Richmond	0.4	0.4	—	1.3	1.3	—
Seahawk	0.5	0.5	—	1.5	1.5	—
Atwood Aurora	1.8	1.9	(0.1)	5.5	5.5	—
Atwood Southern Cross	0.2	1.0	(0.8)	0.5	3.0	(2.5)
Other	0.1	—	0.1	0.3	0.3	—

	$10.4	$9.6	$0.8	$28.0	$29.0	$(1.0)

Our new drilling rig, the Atwood Osprey, was placed into service during late May and thus, incurred no depreciation expense prior to the current quarter.

Depreciation expense for the Atwood Southern Cross decreased significantly in the three and nine month periods ended June 30, 2011, compared to the same periods in fiscal year 2010 due to the extension of the useful life of the rig from one year to five years based upon the completion of a life enhancing upgrade during the third quarter of fiscal year 2010.

Depreciation expense for all other rigs has remained relatively consistent during the current quarter and nine months ended June 30, 2011, when compared to the prior fiscal year periods.

General and administrative expenses for the three months ended June 30, 2011 were relatively consistent compared with the prior fiscal period. For the nine months ended June 30, 2011, general and administrative expenses increased by approximately 11%, when compared with the prior fiscal year period primarily due to payments made during the first quarter of fiscal year 2011 in connection with retirements under the executive retention agreements of our former President and Chief Executive Officer and our former Senior Vice-President and Chief Financial Officer and due to an increase in professional fees related to ongoing internal international restructuring.

In connection with the new 2011 Credit Agreement and subsequent retirement of the 2007 Credit Agreement and 2008 Credit Agreement, we recorded as interest expense, the remaining approximate $0.9 million of deferred financing costs related to the retired credit agreements.

As a result of working in foreign jurisdictions, we earned a high level of operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for the three and nine months ended June 30, 2011 when compared to the United States statutory rate. Our effective tax rate of 14% for the current quarter and 18% for the nine months ended June 30, 2011 is lower than the effective tax rates of 30% for the prior fiscal year quarter and 21% for the prior fiscal year to date period due to the valuation allowance on deferred tax assets we booked in fiscal year 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we have $400 million borrowed under our 5-year $750 million credit reducing revolving facility executed in May 2011 (“2011 Credit Agreement”) for a total debt to capitalization ratio of 20%. As of the date of this report, no additional funds have been borrowed subsequent to June 30, 2011. The 2011 Credit Agreement contains various financial covenants that impose a maximum leverage ratio of 4.0 to 1.0, a debt to capitalization ratio of 0.5 to 1.0, a minimum interest expense coverage ratio of 3.0 to 1.0 and a minimum collateral maintenance of 150% of the aggregate amount outstanding under the debt facility. The 2011 Credit Agreement is secured primarily by first preferred mortgages on six of our active drilling units (the Atwood Aurora, the Atwood Beacon, the Atwood Eagle, the Atwood Falcon, the Atwood Hunter, and the Atwood Osprey). We were in compliance with all financial covenants under the 2011 Credit Agreement at June 30, 2011, at execution and at all times subsequent to the execution of this credit agreement in May through June 30, 2011.

Prior to the execution of the 2011 Credit Agreement, we had a 5-year $300 million credit facility executed in October 2007 (as amended from time to time, the “2007 Credit Agreement”) and a 5-year $280 million credit facility executed in November 2008 (as amended from time to time, the “2008 Credit Agreement”). Both the 2008 Credit Agreement and the 2007 Credit Agreement were retired during May 2011 with funding from the 2011 Credit Agreement. We were in compliance with all financial covenants under the 2007 Credit Agreement and 2008 Credit Agreement during the period until execution of the 2011 Credit Agreement. For more information regarding financial covenants, see Note 5 to our Unaudited Condensed Consolidated Financial Statements for the quarter ended June 30, 2011.

We estimate that our total capital expenditures for fiscal year 2011 will be approximately $575 million, substantially all of which is contractually committed, and expect to end fiscal year 2011 with outstanding long-term debt between $400 million and $425 million. As of June 30, 2011, we had expended approximately $645 million towards the construction of our five drilling units currently under construction. At June 30, 2011, expected remaining construction costs for our five drilling units under construction are as follows (in millions):

Three Months Remaining Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Total

$75	$323	$471	$406	$1,275

We believe that we will be able to fund the construction costs of our five drilling units and general and corporate needs with cash on hand, cash flow from operations and our credit facility under the 2011 Credit Agreement.

Our portfolio of accounts receivable is primarily comprised of large independent or multinational corporate entities with stable payment experience. Historically, we have not encountered significant difficulty in collecting receivables and typically do not require collateral for our receivables. Accounts receivable at June 30, 2011, have increased by approximately $10.4 million when compared to September 30, 2010 due to the addition of the Atwood Osprey to the fleet and the associated revenues which were outstanding at the end of the current quarter. As discussed in Note 9 to our Unaudited Condensed Consolidated Financial Statements, under “Other Matters”, at June 30, 2011, we have approximately $15.8 million in outstanding receivables due from a customer in India; as this receivable is currently in dispute, we expect that this collection effort will extend beyond one year and have, therefore, reclassified this amount as a long term other receivable.

Income tax receivable and income tax payable have decreased by approximately $13.2 million and $20.3 million at June 30, 2011, when compared to September 30, 2010, respectively, due to the amount and timing of income taxes accrued and paid.

Prepaid expenses and deferred costs have decreased by approximately $12.2 million at June 30, 2011 compared to September 30, 2010, primarily due to the amortization of annual rig insurance premiums which are generally renewed and paid for during the fourth quarter of each fiscal year.

Deferred costs and other assets have increased by approximately $11.3 million at June 30, 2011 compared to September 30, 2010, primarily due to increases in deferred financing costs related to our new credit facility.

Short-term deferred credits have increased by approximately $29.3 million at June 30, 2011, compared to September 30, 2010, primarily due to prepayments of revenue by a customer during the quarter ended June 30, 2011, which will be recognized as revenue when the related services are performed during the quarter ended September 30, 2011 as compared to no prepayments of revenue at June 30, 2010.

The increase in long-term deferred credits of $5.9 million at June 30, 2011 when compared to September 30, 2010 is primarily due to deferred revenue related to the Atwood Osprey mobilization from the shipyard in Singapore to Australia which will be recognized on a straight line basis over the estimated life of the contract.

As discussed in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the increase in other long-term liabilities of $7.5 million at June 30, 2011 when compared to September 30, 2010 is primarily due to the increase in liabilities for uncertain tax positions in various geographical areas.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

INTEREST RATE RISK

All $400 million of long-term debt outstanding at June 30, 2011, was floating rate debt. As a result, our annual interest costs for the remainder of fiscal year 2011 will fluctuate based on interest rate changes. The impact on annual cash flow of a 10% change in the floating rate (approximately 28 basis points) would be approximately $1.1 million, which we believe to be immaterial. We did not have any open derivative contracts relating to our floating rate debt at June 30, 2011.

FOREIGN CURRENCY RISK

Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than their functional currencies. Based on June 30, 2011 amounts, a decrease in the value of 10% in the foreign currencies relative to the United States Dollar from the year-end exchange rates would result in a foreign currency transaction gain of approximately $0.7 million. Thus, we consider our current risk exposure to foreign currency exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at June 30, 2011.

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

PART II. ITEM 1

LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as discussed and reported in Notes to Consolidated Financial Statements Note 9 – Commitments and Contingencies. As of June 30, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct or the eventual outcome of these matters could materially differ from management’s current estimates.

PART II. ITEM 1A

RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this quarterly report on Form 10-Q, careful consideration should be given to factors described in “Item 1A – Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2010, and in our quarterly reports on Form 10-Q for the quarters ended December 31, 2010 and March 31, 2011, that could materially affect our business, financial condition or future results.

OPERATING HAZARDS INCREASE OUR RISK OF LIABILITY; WE MAY NOT BE ABLE TO FULLY INSURE AGAINST THESE RISKS.

Our operations are subject to various operating hazards and risks, including:

•	Catastrophic marine disaster;

•	adverse sea and weather conditions;

•	mechanical failure;

•	navigation errors;

•	collision;

•	oil and hazardous substance spills, containment and clean up;

•	labor shortages and strikes;

•	damage to and loss of drilling rigs and production facilities; and,

•	war, sabotage, terrorism and piracy.

These risks present a threat to the safety of personnel and to our rigs, cargo, equipment under tow and other property, as well as the environment. Our operations and those of others could be suspended as a result of these hazards, whether the fault is ours or that of a third party. In certain circumstances, governmental authorities may suspend drilling operations as a result of these hazards, and our customers may cancel or terminate their contracts. Third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business if such event were to occur in our operations.

We maintain insurance coverage against casualty and liability risks and have renewed our primary insurance program through June 30, 2012. Certain risks, however, such as pollution, reservoir damage and environmental risks generally are not fully insurable. Although we believe our insurance is adequate, our policies and contractual indemnity rights may not adequately cover all losses or may have exclusions of coverage for certain losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance for the rigs in our fleet.

In addition, we may be unable to renew or maintain our existing insurance coverage at commercially reasonable rates or at all. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There is no assurance that our insurance coverage will be available or affordable and, if available, whether it will be adequate to cover future claims that may arise. Additionally, there is no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.

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

PART II. ITEM 6.

EXHIBITS

(a)	Exhibits

10.1	Credit Agreement dated as of May 6, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed May 9, 2011).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*101	The following materials from Atwood Oceanics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statement of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Unaudited Consolidated Condensed Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC. (Registrant)

Date: August 8, 2011	/s/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Credit Agreement dated as of May 6, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed May 9, 2011).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*101	The following materials from Atwood Oceanics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statement of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Unaudited Consolidated Condensed Financial Statements.

*	Filed herewith