Form 10-K
period 2011-09-30
ATWOOD OCEANICS INC
filed 2011-11-22
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 1-13167

ATWOOD OCEANICS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	74-1611874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15835 Park Ten Place Drive Houston, Texas	77084
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our Common Stock, $1 par value was last sold, or the average bid and asked price of such Common Stock, as of March 31, 2011 was $3.0 billion.

The number of shares outstanding of our Common Stock, $1 par value, as of November 21, 2011: 64,960,000.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for the fiscal year ended September 30, 2011 - Referenced in Parts I, II and IV of this report.

(2) Proxy Statement for Annual Meeting of Shareholders to be held February 9, 2012 - Referenced in Part III of this report.

FORWARD-LOOKING STATEMENTS

Statements included in this annual report on Form 10-K regarding future financial performance, capital sources and results of operations and other statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements are those concerning strategic plans, expectations and objectives for future operations and performance. When used in this report, the words “believes,” “expects,” “anticipates,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may,” or similar expressions are intended to be among the statements that identify forward-looking statements.

Such statements are subject to numerous risks, uncertainties and assumptions that are beyond our ability to control, including, but not limited to:

•	prices of oil and natural gas and industry expectations about future prices;

•	market conditions, expansion and other development trends in the drilling industry and the global economy in general;

•	the operational risks involved in drilling for oil and gas;

•	the highly competitive and volatile nature of our business;

•	the impact of governmental or industry regulation, both in the United States and internationally;

•	the risks of and disruptions to international operations, including political instability and the impact of terrorist acts, acts of piracy, embargoes, war or other military operations;

•	our ability to enter into, and the terms of, future drilling contracts, including contracts for our new build units;

•	our ability to retain the business of one or more significant customers;

•	our ability to obtain and retain qualified personnel to operate our vessels;

•	timely access to spare parts, equipment and personnel to maintain and service our fleet;

•	the termination or renegotiation of contracts by customers or payment or other delays by our customers;

•	customer requirements for drilling capacity and customer drilling plans;

•	the adequacy of sources of liquidity for us and for our customers;

•	changes in tax laws, treaties and regulations;

•	the risks involved in the construction, upgrade, and repair of our drilling units;

•	unplanned downtime and repairs on our rigs; and

•	such other risks discussed in Part I, Item 1A. “Risk Factors” and in our other reports filed with the Securities and Exchange Commission, or SEC.

Forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which are applicable only on the date hereof. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we,” “us” or “our,” except where stated or the context requires otherwise) is an international offshore drilling contractor engaged in the drilling and completion of exploratory and developmental oil and gas wells. We currently own a diversified fleet of 10 mobile offshore drilling units located in the U.S. Gulf of Mexico, South America, the Mediterranean Sea, West Africa, Southeast Asia and Australia, and are constructing an ultra-deepwater semisubmersible, two ultra-deepwater drillships, and three high-specification jack ups for delivery in 2012 through 2014. We were founded in 1968 and are headquartered in Houston, Texas with other offices in Australia, Egypt, South Korea, Malaysia, Singapore and the United Kingdom.

During our 43 year history, the majority of our drilling units have operated outside of United States waters, and we have conducted drilling operations in most of the major offshore exploration areas of the world. Approximately 97% or more of our contract revenues were derived from foreign operations in each of the prior three fiscal years. We support our operations from our U.S. headquarters, located in Houston, Texas, and offices currently located in Australia, Malaysia, Singapore and the United Kingdom. For information relating to the contract revenues, operating income and identifiable assets attributable to specific geographic areas of operations, see Note 15 of the Notes to Consolidated Financial Statements contained in our Annual Report to Shareholders for fiscal year 2011, filed herewith and incorporated by reference herein.

We report our offshore contract drilling operation as a single reportable segment: Offshore Contract Drilling Services. The mobile offshore drilling units and related equipment comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major integrated oil and natural gas companies and independent oil and natural gas companies.

The following table presents our rig fleet as of November 21, 2011, all of which are wholly owned:

Rig Name	Rig Type	Construction Completed/Last Upgraded	Water Depth Rating (feet)
Atwood Osprey	Semisubmersible	construction completed 2011	8,200
Atwood Eagle	Semisubmersible	2002	5,000
Atwood Falcon	Semisubmersible	2006	5,000
Atwood Hunter	Semisubmersible	2001	5,000
Atwood Aurora	Jack-up	construction completed 2009	350
Atwood Beacon	Jack-up	construction completed 2003	400
Vicksburg	Jack-up	1998	300
Atwood Southern Cross(1)	Semisubmersible	2006	2,000
Seahawk(1)	Semisubmersible Tender Assist	2006	600
Richmond(1)	Submersible	2007	70

(1)	Currently cold-stacked and not actively marketed.

In addition to the above drilling units, we are in the process of constructing six additional drilling units. The following table presents our current build projects as of November 21, 2011:

Rig Name	Rig Type	Shipyard	Expected Delivery Date	Expected Cost (in millions)	Water Depth Rating (feet)
Atwood Condor	Semisubmersible	Jurong Shipyard Pte. Ltd.	June 30, 2012	$750	10,000
Atwood Mako	Jack-up	PPL Shipyard PTE LTD	September 30, 2012	$190	400
Atwood Manta	Jack-up	PPL Shipyard PTE LTD	December 31, 2012	$190	400
Atwood Orca	Jack-up	PPL Shipyard PTE LTD	June 30, 2013	$190	400
Atwood Advantage	Drillship	Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”)	September 30, 2013	$600	12,000
Atwood Achiever	Drillship	DSME	June 30, 2014	$600	12,000

As of September 30, 2011, we had approximately $1.2 billion of estimated capital commitments primarily related to the construction of our five new drilling units under construction at that time. In October 2011, we entered into a turnkey construction contract with DSME to construct a second ultra-deepwater drillship to be named the Atwood Achiever, at the DSME yard in South Korea. The Atwood Achiever is scheduled for delivery by June 30, 2014 and is expected to cost approximately $600 million, bringing our estimated capital commitments for new builds to $1.8 billion. The Atwood Achiever will be identical to the previously ordered Atwood Advantage and will be a DP-3 dynamically-positioned, dual derrick ultra deepwater drillship rated to operate in water depths up to 12,000 feet and drill to a depth of 40,000 feet.

Maintaining high equipment utilization and revenue efficiency through the industry cycles is a significant factor in generating cash flow to satisfy current and future obligations and has been one of our primary performance excellence initiatives. We had a 95% utilization rate in fiscal year 2011, for our in service rigs, while our utilization rate has averaged approximately 94% during the past 10 fiscal years. As of October 31, 2011, our seven actively marketed rigs have approximately 82% and 43% of our available rig days contracted for fiscal years 2012 and 2013, respectively. The Atwood Southern Cross, Richmond and Seahawk are currently cold-stacked and not actively marketed. Information regarding the contract status of our drilling units may be found in the table with the caption heading “Offshore Drilling Operations” in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein. Our contract backlog at September 30, 2011 was approximately $1.5 billion, representing an approximate 25% increase compared to our contract backlog of $1.2 billion at September 30, 2010. See Part I, Item 1A. “Risk Factors—Our current backlog of contract drilling revenue may not be ultimately realized” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Outlook—Contract Backlog” in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein.

OFFSHORE DRILLING EQUIPMENT

Each type of drilling rig is uniquely designed for different purposes and applications, for operations in different water depths, bottom conditions, environments and geographical areas, and for different drilling and operating requirements. We classify rigs with the ability to operate in greater than 5,000 feet of water as deepwater rigs and rigs with the ability to operate in a greater than 7,500 feet of water as ultra-deepwater rigs. The following descriptions of the various types of drilling rigs we own or are constructing illustrate the diversified range of applications of our rig fleet.

Ultra-Deepwater Drillships. Drillships are generally self-propelled vessels, shaped like conventional ships, and are the most mobile of the major rig types. Our high-specification drillships currently under construction are dynamically positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems. Drillships typically have greater load capacity than semisubmersible rigs, which enables them to carry more supplies on board, often making them better suited for drilling in remote locations where resupply is more difficult. Drillships are often referred to as floating rigs or floaters.

Semisubmersible Rigs. Each semisubmersible drilling unit has two hulls, the lower of which is capable of being flooded. Drilling equipment is mounted on the main hull. After the drilling unit is towed to location, the lower hull is flooded, lowering the entire drilling unit to its operating draft, and the drilling unit is either anchored in place (conventionally moored drilling unit) or maintains position without anchors through the use of onboard propulsion and station-keeping systems (dynamically positioned drilling unit). On completion of operations, the lower hull is deballasted, raising the entire drilling unit to its towing draft. This type of drilling unit is designed to operate in greater water depths than bottom supported drilling rigs and in more severe sea conditions than other types of drilling units. Semisubmersible rigs are also often referred to as floating rigs or floaters.

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

INDUSTRY TRENDS

Our industry is subject to intense price competition and volatility. Periods of high demand and higher day rates are often followed by periods of low demand and lower day rates. Offshore drilling contractors can build new drilling rigs, mobilize rigs from one region of the world to another, “idle” or scrap rigs (taking them out of service) or reactivate idled rigs in order to adjust the supply of existing equipment in various markets to meet demand. The market is typically driven by global hydrocarbon demand growth and changes in actual or anticipated oil and gas prices. Generally, sustained high energy prices translate into increased exploration and production spending by oil and gas companies, which in turn results in increased drilling activity and demand for equipment like ours.

Our customers are increasingly demanding newer, higher specification drilling rigs to perform contract drilling services. This trend is commonly referred to as the bifurcation of the drilling fleet. Bifurcation is occurring in both the jack-up and floater rig classes and is evidenced by the higher specification drilling rigs operating at generally higher overall utilization levels and day rates than the lower specification or standard drilling rigs. The lower specification segment is also experiencing a significant number of rigs being either warm or cold-stacked.

Floating drilling rigs are outfitted with highly sophisticated subsea well control equipment. The number of original equipment manufacturer (“OEM”) vendors manufacturing and servicing this equipment is limited and their ability to service the drilling industry on a timely basis is becoming challenging. These elongated delivery times are being driven by the recent significant increase in the number of rigs under construction, and related demand for new blowout preventers (“BOPs”) and the post-Macondo requirement by the Notice to Lessee’s 05 issued by the Bureau of Ocean Energy Management (“BOEM”) requiring that only OEM vendors service and/or recertify BOPs and other well control equipment.

The offshore drilling markets where we currently operate, including Southeast Asia, West Africa, Australia and South America, are rich in hydrocarbon deposits and thus offer the potential for high rig utilization over the long-term. In addition, deepwater drilling activity in the U.S. Gulf of Mexico is beginning to return to pre-Macondo levels, as evidenced by the number of drilling permits approved in recent months. Current market activity reflects a volatile but modestly improving global macro environment with a degree of risk from European sovereign debt issues that could result in certain European and other countries experiencing slower growth or recession in the future.

Although Brent crude oil prices remain volatile as evidenced by a trading range between $82 and $124 per barrel for the past 12 months, prices have averaged $105 per barrel during that period. At these oil price levels, we expect improving utilization rates across all rig sub-segments into 2012 with increased emphasis on the ultra-deepwater floater market.

DRILLING CONTRACTS

We obtain the contracts under which we operate our units either through individual negotiation with customers or by submitting proposals in competition with other contractors. Our contracts vary in their terms and rates depending on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables. The initial term of contracts for our units has ranged from the length of time necessary to drill one well to several years. It is not unusual for contracts to contain renewal provisions, which in time of weak market conditions are usually at the option of the customer, and in strong market conditions are usually mutually agreeable.

Generally, contracts for drilling services specify a basic rate of compensation computed on a day rate basis. Contracts generally provide for a reduced day rate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond our control. Some contracts also provide for revision of the specified day rates in the event of material changes in certain items of cost. Any period during which a rig is not earning a full operating day rate because of the above conditions or because the rig is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect our ability to employ our drilling units in these market areas.

For long moves of drilling equipment, we may obtain from our customers either a lump sum or a day rate as mobilization compensation for expenses incurred during the period in transit. In a weaker market environment, we may not fully recover our relocation costs due to the relative supply and demand of available rigs and current day rate pricing trends. However, in a stronger market environment, we are generally able to obtain full reimbursement of relocation costs plus a day rate as mobilization compensation. We can give no assurance that we will receive full or partial recovery of any future relocation costs beyond that for which we have already contracted.

Certain of our contracts may be cancelled upon specified notice at the option of the customer and such cancellations may not require our customer to fully compensate us for the loss of the contract. Contracts also customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig, if a rig is not delivered to the customer, if a rig does not pass acceptance testing within the period specified in the contract, if drilling operations are suspended for extended periods of time by reason of excessive rig downtime for repairs, or other specified conditions, including force majeure or failure to meet minimum performance criteria. Early termination of a contract may result in a rig being idle for an extended period of time. Not all of our contracts require the customer to fully compensate us for the loss of the contract.

Operation of our drilling equipment is subject to the offshore drilling requirements of petroleum exploration companies and agencies of local or foreign governments. These requirements are, in turn, subject to changes in government policies, world demand and prices for petroleum products, proved reserves in relation to such demand and the extent to which such demand can be met from onshore sources.

The majority of our contracts are denominated in U.S. dollars, but occasionally a portion of a contract is payable in local currency. To the extent there is a local currency component in a contract, we attempt to match revenue in the local currency to operating costs paid in the local currency such as local labor, shore base expenses, and local taxes, if any.

INSURANCE AND RISK MANAGEMENT

Our operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, our equipment is subject to various risks particular to our industry which we seek to mitigate by maintaining insurance. These risks include, among others, leg damage to jack-ups during positioning, capsizing, grounding, collision and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires. Therefore, in addition to general business insurance policies, we maintain the following insurance relating to our rigs and rig operations: hull and machinery, protection and indemnity, mortgagee’s interest, cargo, war risks, casualty and liability including excess liability, and in certain instances, loss of hire, among others. Our casualty and liability insurance policies are subject to self-insured deductibles. With respect to hull and machinery we generally maintain a deductible of $5 million per occurrence. For general and marine third-party liabilities we generally maintain a $1 million per occurrence deductible on personal injury liability for crew claims. Our rigs are insured at values ranging from book value for the cold stacked rigs to estimated market value for the high specification jack-ups and floaters.

As a result of significant losses incurred by the insurance industry due to offshore drilling rig accidents, such as the April 2010 Macondo incident in the U.S. Gulf of Mexico, damages from hurricanes such as Hurricane Ike in 2008, and other events, we have experienced increases in premiums for certain types of insurance coverage. Although we believe that we are adequately insured against normal and foreseeable risks in our operations in accordance with industry standards, such insurance may not be adequate to protect us against liability from all consequences of well disasters, marine perils, extensive fire damage, damage to the environment or disruption due to terrorism. To date, we have not experienced difficulty in obtaining insurance coverage, although we can provide no assurance as to the future availability of such insurance or the cost thereof. The occurrence of a significant event against which we are not adequately insured could have a material adverse effect on our financial position. See “Operating hazards increase our risk of liability; we may not be able to fully insure against all of these risks.” in Part I, Item 1A. “Risk Factors”.

CUSTOMERS

During fiscal year 2011, we performed operations for 10 customers. Because of the relatively limited number of customers for which we can operate at any given time, revenues from three different customers amounted to 10% or more of our revenues in fiscal year 2011 as indicated below:

Customer	Percentage of Revenues
Chevron Australia	31%
Sarawak Shell Bhd.	22%
Kosmos Energy Ghana Inc.	21%

Our business operations are subject to the risks associated with a business having a limited number of customers for our products or services, and the loss of, or a decrease in the drilling programs of, these customers may adversely affect our revenues and, therefore, our results of operations and cash flows.

COMPETITION

The offshore drilling industry is very competitive, with no single offshore drilling contractor being dominant. We compete with a number of offshore drilling contractors for work, which varies by job requirements and location. Many of our competitors are substantially larger than we are and possess appreciably greater financial and other resources and assets than we do. Our competitors include, among others, the six members of our self-determined peer group including Diamond Offshore Drilling, Inc., Transocean Ltd., Rowan Companies, Inc., Ensco plc, Noble Corporation, Seadrill Limited.

Technical capability, location, rig availability and price competition are generally the most important factors in the offshore drilling industry; however, when there is high worldwide utilization of equipment, rig availability and suitability become more important factors in securing contracts than price. Other competitive factors include work force experience, efficiency, condition of equipment, safety performance, reputation and customer relations. We believe that we compete favorably with respect to these factors.

INTERNATIONAL OPERATIONS

During our history, we have operated in most of the major offshore exploration areas of the world. Approximately 97% or more of our contract revenues were derived from foreign operations in each of the prior three fiscal years. Because of our experience in a number of geographic areas and the mobility of our equipment, we believe we are not dependent upon any one area of operation.

For information about risk associated with our foreign operations, see Part I, Item 1A, “Risk Factors—Our international operations may involve risks not generally associated with domestic operations.” and “A change in tax laws in any country in which we operate could result in higher tax expense.”

EMPLOYEES

As of November 8, 2011, we have approximately 1,300 personnel engaged, including through labor contractors or agencies. In connection with our foreign drilling operations, we are often required by the host country to hire substantial portions of our work force in that country and, in some cases, these employees are represented by foreign unions. To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages. Our success also depends to a significant extent upon the efforts and abilities of our executive officers and other key management personnel. There is no assurance that these individuals will continue in such capacity for any particular period of time.

ENVIRONMENTAL REGULATION

Our operations are subject to a variety of U.S. and foreign environmental regulation. We monitor environmental regulation in each country in which we operate and, while we have experienced an increase in general environmental regulation, we do not believe compliance with such regulations will have a material adverse effect upon our business or results of operations. Past environmental issues, such as the Macondo incident, have led to higher drilling costs, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of oil and gas companies to drill in these areas. In the United States, regulations applicable to our operations include regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position, results of operations or cash flows. We believe all of our rigs satisfy current environmental requirements and certifications, if any, required to operate in the jurisdictions where they currently operate, but can give no assurance that in the future they will satisfy new environmental requirements or certifications, if any, or that the costs to satisfy such requirements or certifications, if any, would not materially affect our financial condition and operating results. As a result of the Macondo incident, there is pending legislation which, if enacted, would likely affect liability limits under existing U.S. environmental laws and regulations. If and when such proposed legislation is enacted, we will be able to better assess its impact on us. The description below of U.S. environmental laws and regulations is based upon those currently in effect.

The U.S. Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act, prohibits the discharge of specified substances into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before specified exploration activities occur. Offshore facilities must also prepare plans addressing spill prevention control and countermeasures. Violations of monitoring, reporting and permitting requirements can result in the imposition of administrative, civil and criminal penalties.

The U.S. Oil Pollution Act of 1990, or OPA, and related regulations impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the strict liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to civil or criminal enforcement action. OPA assigns joint and several, strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affect by an oil spill.

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. Such persons include the owner or operator of a facility where a release occurred and companies that disposed of or arranged for the transport or disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the cost of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (the “EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is also not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

OTHER GOVERNMENTAL REGULATION

Our operations are subject to various international conventions, laws and regulations in the countries in which we operate, including laws and regulations relating to the importation of and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, environmental protection, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

On October 17, 2011, we announced that one of our subsidiaries was awarded a drilling services contract by Hess Corporation for work in the U.S. Gulf of Mexico for the Atwood Condor. Our U.S. operations will be subject to various U.S. laws and regulations, including the new drilling safety rules and workplace safety rules set forth by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”), which are designed to improve drilling safety by strengthening requirements for safety equipment, well control systems, and blowout prevention practices on offshore oil and gas operations, and improve workplace safety by reducing the risk of human error. Implementation of new BOEM or BSEE guidelines or regulations may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations and financial condition. Please see Part I, Item 1A. “Risk Factors — Government regulation and environmental risks could reduce our business opportunities and increase our costs.”

We believe we are in compliance in all material respects with the health, safety and other regulations affecting the operation of our rigs and the drilling of oil and gas wells in the jurisdictions in which we operate. Historically, we have made significant capital expenditures and incurred additional expenses to ensure that our equipment complies with applicable local and international health and safety regulations. Although such expenditures may be required to comply with these governmental laws and regulations, such compliance has not, to date, materially adversely affected our earnings, cash flows or competitive position.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. Our website address is www.atwd.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have adopted a Code of Business Conduct & Ethics and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers which are available on our website. We intend to satisfy the disclosure requirement regarding any changes in or waivers from our codes of ethics by posting such information on our website or by filing a Form 8-K for such event. Unless stated otherwise, information on our website is not incorporated by reference into this report or made a part hereof for any purpose. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room and copy charges.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. These risks and uncertainties may affect our business, operating results and financial condition, as well as an investment in our common stock.

Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices.

Our business depends on the conditions of the offshore oil and natural gas industry. Demand for our services depends on oil and natural gas industry exploration and production activity and expenditure levels, which are directly affected by trends in oil and natural gas prices. Oil and natural gas prices, and market expectations regarding potential changes to these prices, significantly affect oil and natural gas industry activity. Higher oil and natural gas prices do not necessarily translate into increased activity because demand for our services is typically driven by our customers’ expectations of future commodity prices. Commodity prices have historically been volatile. Oil and natural gas prices are impacted by many factors beyond our control, including:

•	the demand for oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the worldwide economy;

•	expectations about future prices;

•	domestic and international tax policies;

•	political and military conflicts in oil producing regions or other geographical areas or acts of terrorism in the U.S. or elsewhere;

•	technological advances;

•	the development and exploitation of alternative fuels;

•	local and international political, economic and weather conditions;

•	the ability of The Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production by OPEC and non-OPEC countries; and

•	environmental and other laws and governmental regulations regarding exploration and development of oil and natural gas reserves.

During recent years, the level of offshore exploration, development and production activity and the price for oil and natural gas has been volatile. Such volatility is likely to continue in the future. A decline in the worldwide demand for oil and natural gas or prolonged low oil or natural gas prices in the future would likely result in reduced exploration and development of offshore areas and a decline in the demand for our services. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These factors could cause our revenues and margins to decline, reduce day rates and utilization of our rigs and limit our future growth prospects and, therefore, could have a material adverse effect on our financial condition, results of operations and cash flows.

Our industry is subject to intense price competition and volatility.

The contract drilling business is highly competitive with numerous industry participants. Drilling contracts are traditionally awarded on a competitive bid basis. Price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability, the quality and technical capability of service and equipment and safety record are also factors. We compete with a number of offshore drilling contractors, many of which are substantially larger than we are and which possess appreciably greater financial and other resources and assets than we do.

The industry in which we operate historically has been volatile, marked by periods of low demand, excess rig supply and low day rates, followed by periods of high demand, low rig availability and increasing day rates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idled. We may be required to idle additional rigs or to enter into lower-rate contracts in response to market conditions in the future. Presently, there are numerous recently constructed ultra-deepwater vessels and high-specification jack-ups that have entered the market and more are under contract for construction. Many of these units do not have drilling contracts in place. The entry into service of these new units has increased and will continue to increase supply and could curtail a strengthening, or trigger a reduction, in day rates and utilization as rigs are absorbed into the active fleet. Any further increase in construction of new units may increase the negative impact on day rates and utilization. In addition, rigs may be relocated to markets in which we operate, which could result in or exacerbate excess rig supply which may lower day rates in those markets.

Lower utilization and day rates in one or more of the regions in which we operate would adversely affect our revenues and profitability. Prolonged periods of low utilization and day rates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Our business relies heavily on a limited number of drillings units and a limited number of customers and the loss of a significant customer could have an adverse impact on our business.

Our customer base includes major and independent oil and gas companies as well as government-owned oil companies. The contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. Such risks are heightened by our limited number of drilling units. Consolidation among oil and natural gas exploration and production companies has reduced the number of available customers. In fiscal year 2011, three customers each accounted for over 10% of our operating revenues: Chevron Australia, 31%; Sarawak Shell Bhd., 22%; and Kosmos Energy Ghana Inc., 21%. Our business could be materially and adversely affected if any of our major customers terminate their contracts with us, fail to renew our existing contracts, refuse to award new contracts to us or experience difficulties in obtaining financing to fund their drilling programs.

High capital expenditures will be necessary to keep pace with the bifurcation of the drilling fleet.

The market for our services is characterized by continual and rapid technological developments that have resulted in, and will likely continue to result in, substantial improvements in the functionality and performance of rigs and equipment. Our customers are increasingly demanding the services of newer, higher specification drilling rigs. This results in a bifurcation of the drilling fleet for both the jack-up and floater rig classes and is evidenced by the higher specification drilling rigs generally operating at higher overall utilization levels and day rates than the lower specification or standard drilling rigs. A significant number of lower specification rigs are being either warm or cold-stacked. As a result of this bifurcation, high capital expenditures will be required to maintain and improve existing rigs and equipment and purchase and construct newer, higher specification drilling rigs to meet the increasingly sophisticated needs of our customers.

If we are not successful in acquiring new rigs and equipment or upgrading our existing rigs and equipment on a timely and cost-effective manner, we could lose business and profits. In addition, current competitors or new market entrants may develop new technologies, services or standards that could render some of our services or equipment obsolete, which could have a material adverse effect on our operations.

Rig upgrade, repair and construction projects are subject to risks, including failure to secure drilling contracts, delays and cost overruns.

As of November 21, 2011, we had new build projects consisting of one ultra-deepwater drillship, one ultra-deepwater semisubmersible rig and three high-specification jack-up rigs under construction and have entered into a contract for the construction of an additional ultra-deepwater drillship. Four of our five new builds currently under construction and our recently announced new build drillship do not have long-term drilling contracts in place. We may also commence the construction of additional rigs for our fleet from time to time without first obtaining drilling contracts covering any such rig. Our failure to secure drilling contracts for rigs under construction, including our remaining uncontracted new build construction projects, prior to deployment could adversely affect our results of operations and financial condition.

Since 2009, we have invested or committed to invest over $3.3 billion in the expansion of our fleet, including ultra-deepwater and jack-up rigs. Depending on available opportunities, we may construct additional rigs for our fleet in the future. In addition, we make significant upgrade, refurbishment and repair expenditures on our fleet from time to time. Some of these expenditures are unplanned. These projects are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated increases in the cost of equipment, labor and raw materials, particularly steel;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	design and engineering problems;

•	client acceptance delays;

•	political, social and economic instability, war and civil disturbances;

•	delays in customs clearance of critical parts or equipment;

•	financial or other difficulties or failures at shipyards and suppliers;

•	disputes with shipyards and suppliers; and

•	work stoppages and other labor disputes.

Delays in the delivery of rigs being constructed or undergoing upgrade, refurbishment or repair may result in delay in contract commencement, resulting in a loss of revenue to us, and may cause our customers to seek to terminate or shorten the term of the contract under applicable late delivery clauses, if any. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms, if at all. The estimated capital expenditures for rig upgrades, refurbishments and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a day rate during the period they are out of service.

Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts.

Currently, our contracts with customers are day rate contracts, in which we charge a fixed amount per day regardless of the number of days needed to drill the well. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower day rate. Customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, certain of our contracts may be cancelled upon specified notice at the option of the customer upon payment of an early termination payment. Contracts also customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig, if a rig is not delivered to the customer, if a rig does not pass acceptance testing within the period specified in the contract, if drilling operations are suspended for extended periods of time by reason of excessive rig downtime for repairs, or other specified conditions, including force majeure or failure to meet minimum performance criteria. Early termination of a contract may result in a rig being idle for an extended period of time. Not all of our contracts require the customer to fully compensate us for the loss of the contract. Our revenues may be adversely affected by customers’ early termination of contracts, especially if we are unable to re-contract the affected rig within a short period of time. The termination or renegotiation of a number of our drilling contracts could adversely affect our financial position, results of operations and cash flows.

Our business will be adversely affected if we are unable to secure contracts on economically favorable terms.

The drilling markets in which we compete frequently experience significant fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. We have a number of contracts that will expire in 2012. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the day rates under any new contracts may be substantially below the existing day rates, which could materially reduce our revenues and profitability. We can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when such moves are economically justified, or we can idle rigs temporarily to save operating expenses and reduce rig supply. If demand for our rigs declines, rig utilization and day rates are generally adversely affected, which in turn, would adversely affect our revenues.

Our current backlog of contract drilling revenue may not be ultimately realized.

As of September 30, 2011, our contract drilling backlog was approximately $1.5 billion for future revenues under firm commitments. We may not be able to perform under these contracts due to events beyond our control, and our customers may seek to cancel or renegotiate our contracts for various reasons, including those described above. In addition, some of our customers could experience liquidity issues or could otherwise be unable or unwilling to perform under the contract, which could ultimately lead a customer to go into bankruptcy or to otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse effect on our financial position, results of operations and cash flows.

Our customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, we typically obtain contractual indemnification from our customers whereby they agree to protect and indemnify us for liabilities resulting from various hazards associated with the drilling industry. We can provide no assurance, however, that our customers will be willing or financially able to meet these indemnification obligations. Also, we may choose not to enforce these indemnities because of business reasons.

Operating hazards increase our risk of liability; we may not be able to fully insure against all of these risks.

Our operations are subject to various operating hazards and risks, including:

•	well blowouts, loss of well control and reservoir damage;

•	fires and explosions;

•	catastrophic marine disaster;

•	adverse sea and weather conditions;

•	mechanical failure;

•	navigation errors;

•	collision;

•	oil and hazardous substance spills, containment and clean up;

•	lost or stuck drill strings;

•	equipment defects;

•	labor shortages and strikes;

•	damage to and loss of drilling rigs and production facilities; and

•	war, sabotage, terrorism and piracy.

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

Our offshore drilling operations are also subject to marine hazards, either at offshore sites or while drilling equipment is under tow, such as vessel capsizings, sinking, collisions or groundings. In addition, raising and lowering jack-up drilling rigs, flooding semisubmersible ballast tanks and drilling into high-pressure formations are complex, hazardous activities, and we can encounter problems.

We have had accidents in the past due to some of the hazards described above. Because of the ongoing hazards associated with our operations:

•	we may experience accidents;

•	our insurance coverage may prove inadequate to cover our losses;

•	our insurance deductibles may increase; or

•	our insurance premiums may increase to the point where maintaining our current level of coverage is prohibitively expensive or we may be unable to obtain insurance at all.

We maintain insurance coverage against casualty and liability risks and have renewed our primary insurance program through June 30, 2012. Certain risks, however, such as pollution, reservoir damage and environmental risks generally are not fully insurable. Although we believe our insurance is adequate, our policies and contractual indemnity rights may not adequately cover all losses or may have exclusions of coverage for certain losses. We do not have insurance coverage or rights to indemnity for all risks. In addition, we may be unable to renew or maintain our existing insurance coverage at commercially reasonable rates or at all. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There is no assurance that our insurance coverage will be available or affordable and, if available, whether it will be adequate to cover future claims that may arise. Additionally, there is no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able or willing to indemnify us against all these risks.

Our drilling contracts provide for varying levels of indemnification from our customers and in most cases may require us to indemnify our customers. Under offshore drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property. However, in certain cases we may have liability for damage to our customer’s property and other third-party property on the rig. Our customers typically assume responsibility for and indemnify us from any loss or liability resulting from pollution or contamination, including clean-up and removal and third-party damages, arising from operations under the contract and originating below the surface of the water, including as a result of blow-outs or cratering of the well. In some drilling contracts, however, we may have liability for third-party damages resulting from such pollution or contamination caused by our gross negligence, or, in some cases, ordinary negligence, subject to negotiated caps. We generally indemnify the customer for legal and financial consequences of spills of industrial waste and other liquids originating from our rigs or equipment above the surface of the water.

The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary and is general in nature. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to differing interpretations, and enforcement of those provisions may be limited by public policy and other considerations.

Our long-term contracts are subject to the risk of cost increases, which could adversely impact our profitability.

In periods of rising demand for offshore rigs, a drilling contractor generally would prefer to enter into well-to-well or other short-term contracts less than one year in duration that would allow the contractor to profit from increasing day rates, while customers with reasonably definite drilling programs would typically prefer long-term contracts in order to maintain day rates at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, a drilling contractor generally would prefer long-term contracts to preserve day rates and utilization, while customers generally would prefer well-to-well or other short-term contracts that would allow the customer to benefit from the decreasing day rates. For the fiscal year ended September 30, 2011, a majority of our revenue was derived from long-term day rate contracts greater than one year in duration, and substantially all of our backlog as of September 30, 2011 was attributable to long-term day rate contracts. As a result, our inability to fully benefit from increasing day rates in an improving market may limit our profitability.

In general, our costs increase as the business environment for drilling services improves and demand for oilfield equipment and skilled labor increases. While many of our contracts include cost escalation provisions that allow changes to our day rate based on stipulated cost increases or decreases, the timing and amount earned from these day rate adjustments may differ from our actual increase in costs. Additionally, if our rigs incur idle time between contracts, we typically do not remove personnel from those rigs because we utilize the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

A change in tax laws in any country in which we operate could result in higher tax expense.

We conduct our worldwide operations through various subsidiaries. Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate. Our income tax expense is based on our interpretation of the tax laws in effect at the time the expense was incurred. Tax legislation is proposed from time to time which could, among other things, limit our ability to defer the taxation of non-U.S. income and would increase current tax expense. A change in tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings.

We file periodic tax returns that are subject to review and audit by various revenue agencies in the jurisdictions in which we operate. Taxing authorities may challenge any of our tax positions. We are currently contesting tax assessments that could be material and we may contest future assessments where we believe the assessments are in error. Determinations by such authorities that differ materially from our recorded estimates, favorably or unfavorably, may have a material impact on our results of operations, financial position or cash flows.

Government regulation and environmental risks could reduce our business opportunities and increase our costs.

We must comply with extensive government regulation in the form of international conventions, federal, state and local laws and regulations in jurisdictions where our vessels operate and are registered. These conventions, laws and regulations govern oil spills and matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels, and vessel and port security. We believe that we are in material compliance with all applicable environmental, health and safety and vessel and port security laws and regulations as currently in effect. We are not a party to any pending governmental litigation or similar proceeding, and we are not aware of any threatened governmental litigation or proceeding which, if adversely determined, would have a material adverse effect on our financial condition or results of operations. However, failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit our operations. In addition, compliance with environmental, health and safety and vessel and port security laws increases our costs of doing business.

Environmental, health and safety and vessel and port security laws change frequently, and we may not be able to anticipate such changes or the impact of such changes. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance, and decisions by customers, governmental agencies, or other industry participants could reduce demand for our services or increase our costs of operations, which could have a negative impact on our financial condition and operating results, but we cannot reasonably or reliably estimate that such changes will occur, when they will occur, or if they will impact us.

The Macondo well incident in the U.S. Gulf of Mexico in April 2010 and its impact on worldwide drilling operations could have a material adverse effect on our business. The Atwood Condor, which is expected to be delivered from the shipyard in June 2012, will mobilize to the U.S. Gulf of Mexico to operate under a 21-month contract expected to commence in September 2012. In the future, we may relocate other rigs to or place other new build rigs in service in the U.S. Gulf of Mexico. The Macondo incident and its consequences, including actions taken, or that may be taken, by the U.S. and other governments or our customers, could have a material adverse effect on our business. In addition, regulatory actions within a region, such as the U.S. Gulf of Mexico, may have an impact on global utilization and day rates.

Failure to comply with the U.S. Foreign Corrupt Practices Act or foreign anti-bribery legislation could have an adverse impact on our business.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions, including the United Kingdom Bribery Act 2010, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices and impact our business. Although we have programs in place covering compliance with anti-bribery legislation, any failure to comply with the FCPA or other anti-bribery legislation could subject us to civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, and results of operations. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.

Our international operations may involve risks not generally associated with domestic operations.

We derive substantially all of our revenues from operations outside the United States. Our operations are subject to risks inherent in conducting business internationally, such as:

•	legal and governmental regulatory requirements;

•	difficulties and costs of staffing and managing international operations;

•	political, social and economic instability;

•	terrorist acts, piracy, war and civil disturbances;

•	language and cultural difficulties;

•	potential vessel seizure, expropriation or nationalization of assets or confiscatory taxation;

•	import-export quotas or other trade barriers;

•	renegotiation, nullification or modification of existing contracts;

•	difficulties in collecting accounts receivable and longer collection periods;

•	foreign and domestic monetary policies;

•	work stoppages;

•	complications associated with repairing and replacing equipment in remote locations;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	wage and price controls;

•	assaults on property or personnel, including kidnappings;

•	travel limitations or operational problems caused by public health or security threats;

•	imposition of currency exchange controls;

•	solicitation by governmental officials for improper payments or other forms of corruption;

•	currency exchange fluctuations and devaluations; or,

•	potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws.

Our non-U.S. operations are subject to various laws and regulations in certain countries in which we operate, including laws and regulations relating to the import and export, equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, and taxation of offshore earnings and earnings of expatriate personnel. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries, including local content requirements for participating in tenders for certain drilling contracts. Many governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work by major oil companies and may continue to do so. Operations in less developed countries can be subject to legal systems which are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

Some of our drilling contracts are partially payable in local currency. Those amounts may exceed our local currency needs, leading to the accumulation of excess local currency, which, in certain instances, may be subject to either temporary blocking or other difficulties converting to U.S. dollars. Excess amounts of local currency may be exposed to the risk of currency exchange losses.

The shipment of goods, services and technology across international borders subjects us to extensive trade and other laws and regulations. Our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the U.S., control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations, the laws and regulations related to which are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments may be delayed and denied import or export for a variety of reasons, some of which are outside our control, and such delays or denials could cause unscheduled operational downtime. Any failure to comply with these applicable legal and regulatory obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.

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

Our business is subject to war, sabotage, terrorism and piracy, which could have an adverse effect.

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

Acts of war, sabotage, terrorism, piracy and social unrest, brought about by world political events or otherwise, have caused instability in the world’s financial and insurance markets in the past and may continue to do so in the future. Such acts could be directed against companies such as ours, and could also adversely affect the oil, gas and power industries and restrict their future growth. Insurance premiums could increase and coverage may be unavailable in the future.

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

We require highly skilled personnel to operate and provide technical services and support for our business worldwide. Historically, competition for the labor required for drilling operations and construction projects, has intensified as the number of rigs activated, added to worldwide fleets or under construction increased, leading to shortages of qualified personnel in the industry and creating upward pressure on wages and higher turnover. We may experience increased competition for the crews necessary to operate our rigs currently under construction. If increased competition for labor were to intensify in the future we may experience increases in costs or reductions in experience levels which could impact operations. The shortages of qualified personnel or the inability to obtain and retain qualified personnel could also negatively affect the quality, safety and timeliness of our work.

Consolidation of suppliers may limit our ability to obtain supplies and services at an acceptable cost, on our schedule or at all.

Our operations rely on a significant supply of capital and consumable spare parts and equipment to maintain and repair our fleet. We also rely on the supply of ancillary services, including supply boats and helicopters. Recent consolidation has reduced the number of available suppliers, resulting in fewer alternatives for sourcing of key supplies and services. We may not be able to obtain supplies and services at an acceptable cost, at the times we need them or at all. These cost increases, delays or unavailability could negatively impact our future operations and result in increases in rig downtime, and delays in the repair and maintenance of our fleet.

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.

Certain of our employees and contractors in international markets are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. Efforts may be made from time to time to unionize portions of our workforce. In addition, we may in the future be subject to strikes or work stoppages and other labor disruptions. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our revenues or limit our flexibility.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas we produce.

There is a concern that emissions of greenhouse gases (“GHG”) may alter the composition of the global atmosphere in ways that affect the global climate. Climate change, including the impact of global warming, may create physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions. Given the maritime nature of our business, we do not believe that physical climate change is likely to have a material adverse effect on us. Financial risks relating to climate change are likely to arise from increasing legislation and regulation, as compliance with any new rules could be difficult and costly.

United States federal legislation has been proposed in Congress to reduce GHG emissions and federal legislation limiting GHG emissions may be imposed in the United States. In addition, the EPA has undertaken new efforts to collect information regarding GHG emissions and their effects and has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large

GHG emission sources in the United States on an annual basis, as well as certain onshore and offshore oil and natural gas production facilities on an annual basis, beginning in 2012 for emissions occurring in 2011. Foreign jurisdictions are also addressing climate changes by legislation or regulation. The adoption of legislation and regulatory programs to reduce emissions of GHGs could require us to incur increased energy, environmental and other costs and capital expenditures to comply. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.

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

We are subject to anti-takeover provisions of our constitutive documents and Texas law.

Holders of the shares of an acquisition target often receive a premium for their shares upon a change of control. Texas law and the following provisions of constitutive documents, among others, could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

•

Texas law contains a provision that prohibits us from engaging in a business combination with any shareholder for three years from the date that person became an affiliated shareholder by beneficially owning 20% or more of our outstanding common stock, unless specified conditions are met.

•

Under our By-laws, special meetings of shareholders may not be called by anyone other than our chairman of the board of directors, president, or the holders of at least one-tenth of all shares issued, outstanding, and entitled to vote.

•

Under our Rights Agreement effective October 18, 2002 which expires November 5, 2012, our board of directors has the authority to issue up to 500,000 shares of “blank-check” preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our shareholders.

Covenants in our credit facility restrict our ability to engage in certain activities.

Our senior secured revolving credit facility restricts our ability to, among other things:

•	incur, assume or guarantee additional indebtedness or issue redeemable stock;

•	pay dividends or distributions;

•	make loans and other types of investments;

•	incur liens;

•	restrict dividends, loans or asset transfers from our subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person;

•	acquire assets or businesses;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

In addition, our credit facility contains various financial covenants that impose a maximum leverage ratio of 4.0 to 1.0, a debt to capitalization ratio of 0.5 to 1.0, a minimum interest expense coverage ratio of 3.0 to 1.0 and a minimum collateral maintenance of 150% of the aggregate amount outstanding under the credit facility. Our ability to meet these covenants or requirements may be affected by events beyond our control, and there can be no assurance that we will satisfy such covenants and requirements in the future. Such restrictions may limit our ability to successfully execute our business plans, which may have adverse consequences on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our property consists primarily of mobile offshore drilling rigs and ancillary equipment. Six of our rigs (the Atwood Aurora, the Atwood Beacon, the Atwood Eagle, the Atwood Falcon, the Atwood Hunter, and the Atwood Osprey) are pledged under our senior secured revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” in our Annual Report to Shareholders for fiscal year 2011, filed herewith and incorporated by reference herein.

We own or lease offices in the United States, Australia, Egypt, South Korea, Malaysia, Singapore and the United Kingdom.

We incorporate by reference in response to this item the information set forth in Part I, Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 of the Notes to our Consolidated Financial Statements included in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as discussed and reported in Notes to Consolidated Financial Statements included in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein. As of September 30, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of November 8, 2011, there were approximately 39,023 record owners of our common stock. Our common stock and associated preferred stock purchase rights are traded on the New York Stock Exchange under the symbol “ATW”.

We did not pay cash dividends in fiscal years 2011 or 2010 and we do not anticipate paying cash dividends in the foreseeable future because of the capital-intensive nature of our business. To enable us to maintain our highly competitive profile in the industry, we expect to utilize cash reserves at the appropriate time to construct additional equipment or to upgrade existing equipment. Our senior secured revolving credit facility prohibits payments of cash dividends on our common stock without lender approval.

Information required by this item may be found under the caption “Stock Price Information” and in Note 3 to the Notes to our Consolidated Financial Statements in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item may be found under the caption “Five Year Financial Review” in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item may be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item may be found under the caption “Disclosures About Market Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Shareholders for fiscal year 2011, which is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item may be found in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

A copy of our Management’s Report on Internal Control over Financial Reporting is included in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein.

(c) Attestation Report of the Independent Registered Public Accounting Firm.

A copy of the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, is included in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein.

(d) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2012, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2012, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2012, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2012, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 9, 2012, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)

(1)	Financial Statements.

Our Consolidated Financial Statements, together with the notes thereto and the report of PricewaterhouseCoopers LLP dated November 22, 2011, are included in our Annual Report to Shareholders for fiscal year 2011, which is filed herewith and incorporated by reference herein.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable or not required, or the information.

(3)	Exhibits.

3.1	Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated herein by reference to Exhibit 3.1 of our Form 10-Q filed for the quarter ended March 31, 2008).

3.2	Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2. of our Form 10-Q for the quarter ended March 31, 2008).

3.3	Second Amended and Restated By-Laws dated May 5, 2006 (Incorporated herein by reference to Exhibit 3.3 of our Form 10-Q for the quarter ended March 31, 2008).

3.4	Amendment No. 1 to Second Amended and Restated By-Laws dated June 7, 2007 (Incorporated herein by reference to Exhibit 3.4 of our Form 10-Q for the quarter ended March 31, 2008).

4.1	Rights Agreement dated effective October 18, 2002 between the Company and Continental Stock Transfer & Trust Company (Incorporated herein by reference to Exhibit 4.1 of our Form 8-A filed October 21, 2002).

4.2	Certificate of Adjustment of Atwood Oceanics, Inc. dated March 17, 2006 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed March 23, 2006).

4.3	Certificate of Adjustment of Atwood Oceanics, Inc. dated as of June 25, 2008 (Incorporated herein by reference to Exhibit 4.1 of our Form 8-K filed June 25, 2008).

4.4	See Exhibit Nos. 3.1, 3.2, 3.3 and 3.4 hereof for provision of our Amended and Restated Certificate of Formation (as amended) and Second Amended and Restated By-Laws (as amended) defining the rights of our shareholders (Incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 of our Form 10-Q for the quarter ended March 31, 2008).

The Company and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

†10.1	Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 1997).

†10.2	Form of Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.3.2 of our Form 10-K for the year ended September 30, 1999).

†10.3	Amendment No. 1 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.3.3 of our Form 10-K for the year ended September 30, 1999).

†10.4	Form of Amendment No. 1 to the Atwood Oceanics, Inc. Stock Option Agreement - 1996 Incentive Equity Plan (Incorporated herein by reference to Exhibit 10.3.4 of our Form 10-K for the year ended September 30, 1999).

†10.5	Amendment No. 2 to the Atwood Oceanics, Inc. 1996 Incentive Equity Plan (Incorporated herein by reference to Appendix A to our Form DEF 14A filed January 12, 2001).

†10.6	Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix D to our definitive proxy statement on Form DEF 14A filed January 13, 2006).

†10.7	Form of Atwood Oceanics, Inc. Stock Option Agreement – 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.7 of our Form 10-K for the year ended September 30, 2005).

†10.8	Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement – 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.8 of our Form 10-K for the year ended September 30, 2005).

†10.9	Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed June 1, 2006).

†10.10	Non-Employee Directors’ Elective Deferred Compensation Plan effective December 1, 2007 (Incorporation herein by reference to Exhibit 10.1 of our Form 8-K filed November 14, 2007).

†10.11	Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (Incorporated herein by reference to Appendix B to our definitive proxy statement on Form DEF 14A filed January 9, 2007).

†10.12	Amendment No. 1 to Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference to Appendix B to our revised definitive proxy statement on Form DEF14A filed January 15, 2008).

†10.13	Form of Stock Option Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.1 of our Form 10-Q for the quarter ended March 31, 2007).

†10.14	Form of Restricted Stock Award Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.2 of our Form 10-Q for the quarter ended March 31, 2007).

†10.15	Form of Non-Employee Director Restricted Stock Award Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.15 of our Form 10-K for the year ended September 30, 2009).

†10.16	Atwood Oceanics, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Incorporated herein by reference to our definitive proxy statement on Form DEF14A filed January 14, 2011).

†10.17	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees dated as of January 1, 2011 (Incorporated herein by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended December 31, 2010).

†10.18	Employment Agreement dated as of December 8, 2009 between the Company and Robert J. Saltiel (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed December 14, 2009).

†10.19	Executive Agreement dated as of August 11, 2010 between the Company and Mark L. Mey (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed July 20, 2010).

†10.20	Executive Agreement dated as of September 18, 2002 between the Company and Glen P. Kelley (Incorporated herein by reference to Exhibit 10.5.3 of our Form 10-K for the year ended September 30, 2002).

†10.21	Executive Agreement dated as of February 1, 2011 between the Company and Arthur M. Polhamus (Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed January 18, 2011).

†*10.22	Atwood Oceanics, Inc. Restated Executive Life Insurance Plan dated as of March 19, 1999.

†*10.23	Atwood Oceanics, Inc. Benefits Equalization Plan.

†*10.24	First Amendment to Atwood Oceanics Benefit Equalization Plan dated December 14, 2005.

†*10.25	Second Amendment to Atwood Oceanics Benefit Equalization Plan dated August 20, 2008.

†*10.26	Third Amendment to Atwood Oceanics Benefit Equalization Plan dated December 4, 2008.

†*10.27	Fourth Amendment to Atwood Oceanics Benefit Equalization Plan dated December 18, 2008.

10.28	Credit Agreement dated May 6, 2011 among the Company, Atwood Offshore Worldwide Limited, Various Lenders and Nordea Bank Finland Plc, New York Branch (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed May 9, 2011).

10.29	Construction Contract between Atwood Oceanics Pacific Limited and Jurong Shipyard Pte. Ltd. dated July 4, 2008 (Incorporated herein by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2008).

10.30	Construction Contract for First Rig between Atwood Oceanics Pacific Limited and PPL Shipyard Pte. Ltd. dated October 1, 2010 (Incorporated by reference to Exhibit 10.8 to our Form 10-K for the year ended September 30, 2010).

10.31	Construction Contract for Second Rig between Atwood Oceanics Pacific Limited and PPL Shipyard Pte. Ltd. dated October 1, 2010 (Incorporated by reference to Exhibit 10.9 to our Form 10-K for the year ended September 30, 2010).

10.32	Construction Contract for Third Rig between Atwood Oceanics Pacific Limited and PPL Shipyard Pte. Ltd. dated January 14, 2011 (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 30, 2010).

10.33	Contract for Construction and Sale of Drillship by and between Atwood Oceanics Pacific Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd., dated January 28, 2011 (Incorporated by reference herein to Exhibit 10.2 to our Form 10-Q for the quarter ended March 30, 2011).

*10.34	Contract for Construction and Sale of Drillship by and between Alpha Eagle Company and Daewoo Shipbuilding & Marine Engineering Co., Ltd., dated October 15, 2011.

*13	Annual Report to Shareholders.

*21.1	List of Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from Atwood Oceanics, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Audited Consolidated Statements of Operations, (ii) Audited Consolidated Balance Sheets, (iii) Audited Consolidated Statement of Cash Flows, (iv) Audited Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Audited Consolidated Financial Statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATWOOD OCEANICS, INC.

/s/ ROBERT J. SALTIEL
ROBERT J. SALTIEL
President and Chief Executive Officer

DATE: November 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ MARK L. MEY MARK L. MEY Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ ROBERT J. SALTIEL ROBERT J. SALTIEL President and Chief Executive Officer; Director (Principal Executive Officer)

Date: November 22, 2011	Date: November 22, 2011

/S/ PHIL D. WEDEMEYER PHIL D. WEDEMEYER Director	/S/ GEORGE S. DOTSON GEORGE S. DOTSON Director

Date: November 22, 2011	Date: November 22, 2011

/S/ HANS HELMERICH HANS HELMERICH Director	/S/ DEBORAH A. BECK DEBORAH A. BECK Director

Date: November 22, 2011	Date: November 22, 2011

/S/ JAMES R. MONTAGUE JAMES R. MONTAGUE Director	/s/ JACK E. GOLDEN JACK E. GOLDEN Director

Date: November 22, 2011	Date: November 22, 2011