Form 10-Q
period 2011-12-31
ATWOOD OCEANICS INC
filed 2012-02-06
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2011: 65,181,034 shares of common stock, $1 par value

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2011	2010
REVENUES:
Contract drilling	$184,672	$146,286

COSTS AND EXPENSES:
Contract drilling	78,344	58,344
Depreciation	15,363	8,803
General and administrative	14,094	15,664
Other, net	—	(61)

	107,801	82,750

OPERATING INCOME	76,871	63,536

OTHER INCOME (EXPENSE)
Interest expense, net of capitalized interest	(603)	(678)
Interest income	86	382
Other	1,577	—

	1,060	(296)

INCOME BEFORE INCOME TAXES	77,931	63,240
PROVISION FOR INCOME TAXES	12,463	10,390

NET INCOME	$65,468	$52,850

EARNINGS PER COMMON SHARE (NOTE 3):
Basic	1.01	0.82
Diluted	1.00	0.81
AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	65,024	64,528
Diluted	65,541	65,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	September 30,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,923	$295,002
Accounts receivable	119,683	87,173
Income tax receivable	3,991	5,631
Inventories of materials and supplies	51,902	58,263
Prepaid expenses and deferred costs	14,701	14,862

Total current assets	280,200	460,931

NET PROPERTY AND EQUIPMENT	2,046,214	1,887,321

LONG TERM ASSETS:
Other receivables	11,876	11,875
Deferred costs and other assets	15,076	15,264

Total long-term assets	26,952	27,139

Total assets	$2,353,366	$2,375,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,736	$113,021
Accrued liabilities	21,780	30,680
Notes payable	—	5,461
Income tax payable	11,710	8,461
Deferred credits	1,063	1,700

Total current liabilities	70,289	159,323

LONG TERM LIABILITIES:
Long-term debt	520,000	520,000
Deferred income taxes	9,594	9,780
Deferred credits	7,168	7,910
Other	26,399	25,591

Total long-term liabilities	563,161	563,281

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 90,000 shares authorized with 65,152 and 64,960 issued and outstanding at December 31, 2011 and September 30, 2011, respectively	65,152	64,960
Paid-in capital	146,761	145,084
Retained earnings	1,509,738	1,444,270
Accumulated other comprehensive loss	(1,735)	(1,527)

Total shareholders’ equity	1,719,916	1,652,787

Total liabilities and shareholders’ equity	$2,353,366	$2,375,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$65,468	$52,850
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	15,363	8,803
Amortization of debt issuance costs	681	202
Amortization of deferred items	393	975
Provision for inventory obsolesence	255	195
Deferred income tax benefit	(186)	(206)
Share-based compensation expense	1,790	1,501
Other, net	—	(61)
Changes in assets and liabilities:
Increase in accounts receivable	(32,511)	(2,946)
Decrease in income tax receivable	1,640	8,786
Decrease in inventory	6,106	1,604
Decrease in prepaid expenses	1,378	3,608
Increase in deferred costs and other assets	(1,040)	(6,391)
Increase (decrease) in accounts payable	3,463	(4,563)
Decrease in accrued liabilities	(9,143)	(1,459)
Increase in income tax payable	3,249	2,134
Increase in deferred credits and other liabilities	843	20,094

Net cash provided by operating activities	57,749	85,126

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(257,446)	(137,193)
Proceeds from sale of assets	—	99

Net cash used by investing activities	(257,446)	(137,094)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt	—	70,000
Principal payments on notes payable	(5,461)	—
Proceeds from exercise of stock options	79	1,654

Net cash provided and used by financing activities	(5,382)	71,654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(205,079)	$19,686
CASH AND CASH EQUIVALENTS, at beginning of period	$295,002	$180,523

CASH AND CASH EQUIVALENTS, at end of period	$89,923	$200,209

Non-cash activities
Increase (decrease) in accounts payable and accrued liabilities related to capital expenditures	$(83,190)	$6,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
September 30, 2011	64,960	$64,960	$145,084	$1,444,270	$(1,527)	$1,652,787
Net income	—	—	—	65,468	—	65,468
Other comprehensive loss	—	—	—	—	(208)	(208)
Restricted stock awards	188	188	(188)	—	—	—
Exercise of employee stock options	4	4	75	—	—	79
Stock option and restricted stock award compensation expense	—	—	1,790	—	—	1,790

December 31, 2011	65,152	$65,152	$146,761	$1,509,738	$(1,735)	$1,719,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
(In thousands)	2011	2010
Net income	$65,468	$52,850

Other comprehensive loss
Loss on interest rate swaps	(208)	—

Other comprehensive loss	(208)	—

Total comprehensive income	$65,260	$52,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of December 31, 2011, and for the three month periods ended December 31, 2011 and 2010, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc., its subsidiaries and affiliates. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2011. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2011. In the opinion of the Company’s management, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows as of and for the periods presented.

2. SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which is generally the vesting period of the equity award. As of December 31, 2011, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $19.3 million and $9.2 million, respectively, which we expect to recognize over a weighted average period of approximately 2.8 years.

Stock Options

Under our stock incentive plans, the exercise price of each stock option must be equal to or greater than the fair market value of our common stock on the date of grant, with all outstanding options having a maximum term of 10 years. Options vest ratably over a period from the end of the first to the fourth year from the date of grant under the Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (as amended, the “2007 Plan”) and the Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan and from the end of the second to the fifth year from the date of grant under the option agreements for the Atwood Oceanics, Inc. 1996 Incentive Equity Plan. Each option is for the purchase of one share of our common stock.

The per share weighted average fair value of stock options granted during the three months ended December 31, 2011 was $16.90. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the three months ended December 31, 2011:

Risk-Free Interest Rate	0.9%
Expected Volatility	44%
Expected Life (Years)	5.4
Dividend Yield	None

The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. We determined expected volatility using a six-year historical volatility figure and determined the expected term of the stock options using 10 years of historical data. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We have never paid any cash dividends on our common stock.

A summary of stock option activity during the three months ended December 31, 2011 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at September 30, 2011	1,480	$25.44	6.1	$13,198
Granted	320	$41.60
Exercised	(4)	$19.56		$87
Forfeited	(6)	$38.57

Outstanding at December 31, 2011	1,790	$28.30	6.5	$20,563

Exercisable at December 31, 2011	1,138	$22.79	5.0	$19,532

Restricted Stock

We have awarded restricted stock under the 2007 Plan to certain employees and to our non-employee directors. All current awards of restricted stock to employees are subject to a vesting and restriction period ranging from three to four years, subject to early termination as provided in the 2007 Plan. In addition, certain awards of restricted stock are subject to market conditions. All awards of restricted stock to non-employee directors are subject to a vesting and restriction period of a minimum of 13 months, subject to early termination as provided in the 2007 Plan. We value restricted stock awards based on the fair market value of our common stock on the date of grant.

A summary of restricted stock activity for the three months ended December 31, 2011 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at September 30, 2011	560	$34.54
Granted	372	$41.12
Vested	(188)	$32.53
Forfeited	(4)	$33.51

Unvested at December 31, 2011	740	$38.37

3. EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	Net Income	Shares	Per Share Amount
December 31, 2011:
Basic earnings per share	$65,468	65,024	$1.01
Effect of dilutive securities - Stock options	—	517	(0.01)

Diluted earnings per share	$65,468	65,541	$1.00

December 31, 2010:
Basic earnings per share	$52,850	64,528	$0.82
Effect of dilutive securities - Stock options	—	656	(0.01)

Diluted earnings per share	$52,850	65,184	$0.81

The calculation of diluted earnings per share for the three-month periods ended December 31, 2011 and 2010 excludes consideration of shares of common stock related to 977,000 and 740,000 outstanding stock options, respectively, because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

4. PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

	December 31, 2011	September 30, 2011
Drilling vessels and related equipment
Cost	$2,489,323	$2,315,419
Accumulated depreciation	(450,544)	(435,577)

Net book value	2,038,779	1,879,842

Drill pipe
Cost	18,390	18,182
Accumulated depreciation	(14,181)	(13,885)

Net book value	4,209	4,297

Furniture and other
Cost	9,064	8,800
Accumulated depreciation	(5,838)	(5,618)

Net book value	3,226	3,182

NET PROPERTY AND EQUIPMENT	$2,046,214	$1,887,321

Property and equipment are recorded at costs. Interest costs related to property under construction are capitalized as a component of construction costs. Interest capitalized during the three months ended December 31, 2011 and September 30, 2011, was approximately $4.8 million and $3.5 million, respectively.

New Construction Projects

In October 2011, we entered into a turnkey construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) to construct an ultra-deepwater drillship, the Atwood Achiever, at the DSME yard in South Korea. The Atwood Achiever is scheduled for delivery in June 2014.

As of December 31, 2011, we had expended approximately $906 million towards the construction of our six drilling units currently under construction. Total remaining firm commitments for our six drilling units currently under construction are approximately $1.4 billion.

5. LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	December 31, 2011	September 30, 2011
2011 credit facility, bearing interest (market adjustable) at approximately 3.1% per annum at December 31, 2011 and September 30, 2011	$520,000	$520,000

	$520,000	$520,000

As of December 31, 2011, we had $520 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility, which we entered into in May 2011. Our subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.50% (approximately 2.8% per annum at December 31, 2011). Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. The credit facility also provides for the issuance, when required, of standby letters of credit. The credit facility has a commitment fee of 1.0% per annum on the unused portion of the underlying commitment. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $350 million for a total commitment of up to $1.1 billion.

The credit facility contains various financial covenants that impose a maximum leverage ratio of 4.0 to 1.0, a debt to capitalization ratio of 0.5 to 1.0, a minimum interest expense coverage ratio of 3.0 to 1.0 and a minimum collateral maintenance of 150% of the aggregate amount outstanding under the credit facility. In addition, the credit facility contains limitations on our and certain of our subsidiaries’ ability to incur liens; merge, consolidate or sell substantially all assets; pay dividends (including restrictions on AOWL’s ability to pay dividends to us); incur additional indebtedness; make advances, investments or loans; and transact with affiliates. The credit facility also contains customary events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, guarantees or security documents not being in full effect, non-compliance with the Employee Retirement Income Security Act of 1974, cross-defaults under other debt agreements, or a change of control. The credit facility is secured primarily by first preferred mortgages on six of our active drilling units (the Atwood Aurora, the Atwood Beacon, the Atwood Eagle, the Atwood Falcon, the Atwood Hunter, and the Atwood Osprey), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. In addition, if the accordion feature is exercised, the credit facility requires that we provide a first preferred mortgage on the Atwood Condor, as well as a lien on the equity interests of our subsidiaries that own, directly or indirectly, the Atwood Condor. We were in compliance with all financial covenants under the credit facility at December 31, 2011.

As of December 31, 2011, we had entered into five $50.0 million notional interest rate swap agreements to fix the variable interest rate on $250 million of our borrowings under the credit facility through September 2014 at an annual rate of approximately 3.4%.

6. INTEREST RATE SWAPS

The 2011 Credit Agreement exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically re-determined based on the prevailing Eurodollar rate. We enter into interest rate swaps to limit our exposure to fluctuations and volatility in interest rates. We do not engage in derivative transactions for speculative or trading purposes and we are not a party to leveraged derivatives.

In fiscal year 2011, we entered into four $50.0 million notional interest rate swaps to fix the variable interest rate on $200 million of our borrowings under our credit facility through September 2014. In October 2011, we entered into a fifth $50 million notional interest rate swap. The weighted average of all interest rate swaps fixes the annual interest rate on $250 million of our borrowings at 3.4% through September 2014.

Fair Value of Derivatives

The following table presents the fair value of our cash flow hedge derivative contracts included in the Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011 (in thousands):

Type of Contract	Balance Sheet Classification	December 31 2011	September 30 2011
Short term interest rate swaps	Accrued liabilities	$1,247	$988
Long term interest rate swaps	Other long-term liabilities	596	631

Total derivative contracts, net		$1,843	$1,619

We recognized a loss of approximately $0.2 million in Other Comprehensive Income (“OCI”) as a result of changes in fair value of our interest rate derivatives as of December 31, 2011, net of realized losses incurred via settlement payments throughout the quarter.

There was no effect on our condensed consolidated statement of operations resulting from changes in the fair values of derivatives designated as cash flow hedges for the quarter ended December 31, 2011.

7. INCOME TAXES

Our consolidated effective income tax rate for the quarter ended December 31, 2011 was approximately 16%. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At December 31,

2011, we had approximately $16.9 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $5.0 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. Accordingly, all $16.9 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.

Our United States tax returns for fiscal year 2008 and subsequent years remain subject to examination by tax authorities. As we conduct business globally, we have various tax years that remain open to examination in various international tax jurisdictions. We do not anticipate that any tax contingencies resolved during the next 12 months will have a material impact on our consolidated financial position, results of operations or cash flows.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial assets and liabilities and nonfinancial liabilities are measured and reported at fair value on a recurring basis.

The carrying amounts of our cash and cash equivalents, accounts receivables and accounts payables approximate fair value due to the short-term maturity thereof. The carrying amount of our floating rate debt approximate fair value because such debt bears short-term, market-based interest rates.

The fair values of our interest rate swaps are based upon valuations calculated by an independent third party. We review other readily available market prices for other similar derivative contracts as there is an active market for these contracts. Based on the inputs for the fair value measurement, we have classified our derivative contract liabilities as Level 2.

The following table sets forth the estimated fair value of our derivative financial instruments recognized at fair value as of December 31, 2011:

	Fair Value Measurements			Liabilities at Fair Value
Liabilities	Level 1	Level 2	Level 3
Interest Rate Swaps	$—	$1,843	$—	$1,843

We record the interest rate derivative contracts at fair value on our consolidated balance sheets. Hedging effectiveness is evaluated each quarter end using the “Dollar Off-Set Method”. Each quarter, changes in the fair values will adjust the balance sheet asset or a liability, with an offset to Other Comprehensive Income (“OCI”).

For interest rate swaps, we evaluate all material terms between the swap and the underlying debt obligation. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The amount of the gain or loss recorded in the income statement will be equal to the amount of ineffectiveness, if any. No income or loss was recognized during the period ended December 31, 2011 due to hedge ineffectiveness.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We will adopt the accounting standard effective January 1, 2012, and do not expect to have any material impacts on our financial statements or disclosures in our financial statements.

10. COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

Other Matters

The Atwood Beacon operated in India from early December 2006 to the end of July 2008. A service tax was enacted in India in 2004 on revenues derived from seismic and exploration activities. This service tax law was subsequently amended in June 2007 and again in May 2008 to state that revenues derived from mining services and drilling services were specifically subject to this service tax. The contract terms with our customer in India provided that any liability incurred by us related to any taxes pursuant to laws not in effect at the time the contract was executed in 2005 was to be reimbursed by our customer. We believe any service taxes assessed by the Indian tax authorities under the 2007 or 2008 amendments are an obligation of our customer. Our customer is disputing this obligation on the basis that revenues derived from drilling services were taxable under the initial 2004 law, and are, therefore, our obligation.

After reviewing the status of the drilling service we provided to our customer, the Indian tax authorities assessed service tax obligations on revenues derived from the Atwood Beacon commencing on June 1, 2007. The relevant Indian tax authority issued an extensive written ruling setting forth the application of the June 1, 2007 service tax regulation and confirming the position that the drilling services, including the services performed under our contract with our customer prior to June 1, 2007, were not covered by the 2004 service tax law. The ruling of the Indian tax authority is currently subject to the review of the Tax Appeal Tribunal.

As of December 31, 2011, we have paid to the Indian government $10.1 million in service taxes and have accrued $1.8 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.9 million relating to service taxes. We have recorded a corresponding $11.9 million long-term other receivable due from our customer relating to service taxes due under the contract. We intend to pursue collection of such amounts from our customer.

11. SUBSEQUENT EVENTS

On January 18, 2012, we issued $450 million aggregate principal amount of 6.50% Senior Notes due 2020 (the “Notes”). We received net proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $439.6 million. We intend to use the net proceeds to reduce outstanding borrowings under our credit facility.

The Notes are our senior unsecured obligations and are not initially guaranteed by any of our subsidiaries. Interest is payable on the Notes semiannually in arrears. The indenture governing the Notes contains provisions that limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness or issue preferred stock; pay dividends or make other restricted payments; sell assets; make investments; create liens; enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the Notes become rated investment grade. The indenture governing the Notes also contains customary events of default, including payment defaults; defaults for failure to comply with other covenants in the indenture; cross-acceleration and entry of final judgments in excess of $50.0 million; and certain events of bankruptcy, in certain cases subject to notice and grace periods. We are required to offer to repurchase the Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of December 31, 2011 and for the three months ended December 31, 2011 and 2010 included elsewhere herein, and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and elsewhere in this Quarterly Report. See “Forward-Looking Statements” below.

MARKET OUTLOOK

Overview

The following discussion is intended to assist in understanding our financial position at December 31, 2011, and our results of operations for the three months ended December 31, 2011 and 2010. Financial and operating results for the three months ended December 31, 2011, include:

•	Operating revenues totaling $185 million on 613 operating days as compared to $146 million on 515 operating days for the quarter ended December 31, 2010;

•	Net income of $65 million as compared to $53 million for the quarter ended December 31, 2010;

•	Net cash provided by operating activities of $58 million as compared to $85 million for the quarter ended December 31, 2010; and

•	Capital expenditures of $257 million as compared to $137 million for the quarter ended December 31, 2010.

Industry Conditions

During 2011, the offshore drilling market experienced increased utilization rates across all rig classes in response to better-than-anticipated oil prices. The degree of day rate improvement varied among rig classes, with the ultra-deepwater floater market enjoying significant day rate improvement as well as near full utilization for the rig class during 2011.

Recently, federal agencies clarified and streamlined the drilling permit process in the U.S. Gulf of Mexico, resulting in deepwater drilling activity beginning to return to a level comparable to drilling activity prior to the Macondo well incident, as evidenced by the number of drilling permits approved in recent months. As of December 31, 2011, there were 29 ultra-deepwater rigs contracted to drill in the U.S. Gulf of Mexico, up from 24 similarly capable rigs prior to the Macondo well incident. From October 1, 2011 to December 31, 2011, 36 new drilling permits were awarded, a number comparable to pre-Macondo permit levels. We are encouraged by this increase in permitting activity and expect activity to continue to increase in 2012. Additionally, the December 2011 Western Gulf of Mexico lease sale proceeds exceeded the previous sale by a factor of five, indicating increased interest in the region.

The West African, East African and Brazilian ultra-deepwater markets are experiencing increased tender requests and contract awards at day rates approaching $550,000 per day. Further improvements in ultra-deepwater and deepwater rig utilization and day rates will depend in large part on projected oil prices, the strength of the global economy, and any additional adverse impacts from the Macondo incident and any associated regulatory, legislative and permitting requirements. Despite recent improvements in the industry, the global economic and political environment, including recent events in North Africa and the Middle East, the sovereign debt crisis in Europe and slower economic growth in the U.S. and China introduce a level of market volatility and threaten to disrupt these favorable and improving conditions in the offshore drilling market.

Ultra-deepwater and Deepwater

Industry-wide, deepwater rig utilization increased from 89% to 94% during the quarter ended December 31, 2011, while ultra-deepwater utilization remains at full utilization. These high utilization levels have provided the impetus for day rates to exceed $500,000 and $350,000 for ultra-deepwater and deepwater rigs, respectively.

The Atwood Condor, a dynamically positioned, 10,000 foot water depth ultra-deepwater semisubmersible, is on schedule to be delivered from the Jurong shipyard in June 2012 at a total cost, including project management, drilling, handling tools and spares, of approximately $750 million. The Atwood Condor is contracted to Hess Corporation for 21 months in the U.S. Gulf of Mexico directly after mobilization from Singapore.

The Atwood Osprey continued its three-year contract with Chevron in Australia and is contracted through mid-2014. The Atwood Eagle and Atwood Falcon are contracted through the second quarter of fiscal year 2014 and the first quarter of fiscal year 2015, respectively, while the Atwood Hunter is contracted into the first quarter of fiscal year 2013.

The Atwood Advantage, a DP-3 dynamically-positioned, dual derrick, ultra-deepwater drillship rated to operate in water depths up to 12,000 feet, is currently under construction at the DSME shipyard in South Korea. The Atwood Advantage will have enhanced technical capabilities, including a seven-ram blowout preventer (“BOP”), the ability to have BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. The Atwood Advantage is expected to be delivered in September 2013 at a total cost, including project management, drilling, handling tools and spares, of approximately $600 million.

In October 2011, we exercised an option to construct a second ultra-deepwater drillship, the Atwood Achiever, at the DSME shipyard in South Korea. The Atwood Achiever is identical in all material respects to the Atwood Advantage. The Atwood Achiever is scheduled for delivery in June 2014 at a total cost, including project management, drilling, handling tools and spares, of approximately $600 million. In addition, we have until July 31, 2012 to exercise our option to build an additional ultra-deepwater drillship with DSME. At this time, we have made no determination as to whether we will exercise this option.

Although we currently do not have drilling contracts for the Atwood Advantage or the Atwood Achiever, we expect that the long-term demand for ultra-deepwater drilling capacity in established and emerging basins should provide us with opportunities to contract these two rigs prior to their delivery dates.

As of December 31, 2011, we had invested approximately $798 million toward the construction of our three ultra-deepwater drilling units.

Jack-ups

Bifurcation in day rates and utilization rates continues to persist but in recent months the gap in day rates and utilization between high specification and standard rigs has narrowed. Currently, higher specification jack-up rigs are achieving marketed utilization levels of approximately 94% as compared to 88% for the remainder of the global jack-up fleet. Higher specification rigs continue to represent less than 30% of the global jack-up fleet. We expect this bifurcation trend to continue and become more accentuated into 2012 despite the 59 uncontracted new build rigs being delivered throughout 2014. We expect that operators will continue to prefer contracting newer, more capable high-specification rigs in continuation of the bifurcation trend.

As of December 31, 2011, there were 15, 32 and 12 uncontracted new build jack-up rigs scheduled to be delivered in 2012, 2013 and 2014, respectively, the majority of which will be delivered subsequent to the delivery of our three jack-up units currently under construction.

Currently, the Atwood Aurora is contracted through October 2012 while the Atwood Beacon is contracted through May 2012. The Vicksburg, our only standard jack-up, is contracted through December 2012. Due to market bifurcation for high-specification jack-ups, we expect the Atwood Beacon and the Atwood Aurora to be contracted at higher day rates through the end of 2012 and into 2013.

We currently have three Pacific Class 400 jack-up drilling units, the Atwood Mako, the Atwood Manta and the Atwood Orca, under construction at the PPL Shipyard Pte. Ltd. (“PPL”) shipyard in Singapore. These new rigs will have a rated water depth of 400 feet, accommodations for 150 personnel and significant offline handling features. The three rigs are expected to cost approximately $190 million each, including project management, drilling, handling tools and spares, and are scheduled for delivery in September 2012, December 2012 and June 2013, respectively. Although, we currently do not have drilling contracts for our three new build jack-ups, we expect to contract these high-specification rigs prior to their delivery dates due to the preference of customers for these newer, more capable high-specification assets.

As of December 31, 2011, we had invested approximately $108 million toward the construction of our three jack-up units currently under construction.

Idled Rigs

During fiscal year 2010, the Atwood Southern Cross, Richmond and Seahawk completed their drilling contracts and were subsequently idled. We anticipate these units will not return to service during fiscal year 2012 due to the lack of sufficient continuous demand, and thus, we are not actively marketing these rigs at this time.

Contract Backlog

We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at December 31, 2011 was approximately $1.7 billion, representing a 55% increase compared to our contract backlog of $1.1 billion at December 31, 2010. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to various factors, including unscheduled repairs, maintenance, weather and other factors. Such factors may result in lower applicable day rates than the full contractual day rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business—Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Part I., Item 1A. in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The following table sets forth as of December 31, 2011 the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively marketed drilling units for the periods indicated (in millions except for percent of available operating days committed):

	Fiscal	Fiscal	Fiscal	Fiscal
	2012	2013	2014	2015	Total
Contract Drilling Revenue Backlog
Ultradeepwater and Deepwater	$450	$655	$480	$24	$1,609
Jack-ups	108	13	—	—	121

	$558	$668	$480	$24	$1,730

Percent of Available Operating Days Committed	92%	44%	24%	1%

RESULTS OF OPERATIONS

Operating Revenues—Operating revenues for the three months ended December 31, 2011 increased $38.4 million, or approximately 26%, compared to the three months ended December 31, 2010. A comparative analysis of revenues by rig is as follows:

	OPERATING REVENUES
	(In millions)
	Three Months Ended December 31,
	2011	2010	Variance
Atwood Osprey	$40.9	$—	$40.9
Atwood Eagle	35.5	26.9	8.6
Atwood Aurora	12.7	10.8	1.9
Vicksburg	9.0	8.1	0.9
Atwood Beacon	11.5	10.7	0.8
Atwood Hunter	44.8	49.8	(5.0)
Atwood Falcon	30.3	40.0	(9.7)

	$184.7	$146.3	$38.4

Our newest active drilling rig, the Atwood Osprey, commenced drilling operations in late May 2011 offshore Australia, and thus, earned no revenue in the prior fiscal period.

The increase in revenues for the Atwood Eagle during the three months ended December 31, 2011 is due to an extended downtime period for regulatory inspections during the three months ended December 31, 2010. During the current fiscal period, the rig has continued to work on the same contract offshore Australia that it was working under in fiscal year 2011.

The increase in revenues for the Atwood Aurora is due to the rig working on a higher day rate contract during the three months ended December 31, 2011, as compared to the prior fiscal period. The rig worked offshore Egypt through most of fiscal year 2011 and relocated in late September 2011 to work offshore West Africa.

Revenues for the Atwood Beacon and Vicksburg remained consistent for the three months ended December 31, 2011, when compared to the prior fiscal period. During the three months ended December 31, 2011, the Atwood Beacon has continued to work on the same day rate contract in Suriname that it was working under during fiscal year 2011 while the Vicksburg has continued to work on the same long-term day rate contract offshore Thailand that it was working under during fiscal year 2011.

The decrease in revenues for the Atwood Hunter for the three months ended December 31, 2011, compared to prior fiscal period is due to unplanned downtime related to maintenance issues during December 2011. During the current fiscal period, the rig continued to work under the same long-term contract offshore Western Africa that it worked under in the prior fiscal period.

The decrease in revenues for the Atwood Falcon during the three months ended December 31, 2011 is due to the rig working under a lower day rate contract when compared to the previous fiscal period. During the current fiscal period the rig has continued to work on the same contract offshore Malaysia that it was working under during fiscal year 2011.

Our company currently operates seven drilling units that contribute to our aggregate revenue. If any of our operating units were out of service for an extended period, our business and results of operations could be materially and adversely affected.

Contract Drilling Costs—Contract drilling costs for the three months ended December 31, 2011, increased $20.0 million, or approximately 34%, compared to the three months ended December 31, 2010. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended December 31,
	2011	2010	Variance
Atwood Osprey	$15.9	$—	$15.9
Atwood Aurora	8.8	5.3	3.5
Atwood Hunter	12.2	10.2	2.0
Vicksburg	5.3	4.1	1.2
Atwood Eagle	18.2	17.0	1.2
Atwood Falcon	8.3	7.7	0.6
Atwood Beacon	7.4	8.9	(1.5)
Other	2.2	5.1	(2.9)

	$78.3	$58.3	$20.0

Our newest active drilling rig, the Atwood Osprey, commenced drilling operations in late May 2011 offshore Australia, and, therefore, had no contract drilling costs in the prior fiscal period.

The increase in contract drilling costs for the Atwood Aurora for the three months ended December 31, 2011, compared to the prior fiscal period, is attributable primarily to increased costs for monthly amortization charges for mobilization of the rig from Italy to Equatorial Guinea and personnel costs due to the remote location of the rig offshore West Africa compared to the rig’s location in Egypt in the prior fiscal period.

The increase in contract drilling costs for the Atwood Hunter and Atwood Eagle for the current quarter is due to increased equipment related costs associated with the number and timing of maintenance projects performed in the current quarter when compared to the prior fiscal period.

The increase in contract drilling costs for the Vicksburg for the three months ended December 31, 2011 compared to the prior fiscal period is attributable primarily to increased equipment costs related to a planned regulatory inspection.

Drilling costs for the Atwood Falcon remained relatively consistent compared to the prior fiscal period.

The decrease in contract drilling costs for the Atwood Beacon is due primarily to reduced personnel costs and travel costs in the local operating area compared to the prior fiscal period when the rig was working offshore West Africa, as well as a reduction in amortized mobilization costs compared to the prior fiscal period.

Other drilling costs have decreased when compared to the prior fiscal year period due to less operating costs incurred for our three stacked rigs during the current quarter.

Depreciation—Depreciation expense for the three months ended December 31, 2011, increased $6.5 million, or approximately 74%, compared to the three months ended December 31, 2010. An analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended December 31,
	2011	2010	Variance
Atwood Osprey	$6.2	$—	$6.2
Atwood Eagle	1.4	1.2	0.2
Atwood Aurora	1.8	1.8	—
Atwood Hunter	1.6	1.6	—
Atwood Falcon	1.3	1.3	—
Atwood Beacon	1.2	1.2	—
Vicksburg	0.5	0.5	—
Other	1.3	1.2	0.1

	$15.3	$8.8	$6.5

The Atwood Osprey, which was placed into service in late May 2011, incurred no depreciation expense in the prior fiscal period.

Depreciation expense for all other rigs has remained relatively consistent during the current quarter ended December 31, 2011, when compared to the prior fiscal period.

General & Administrative—General and administrative expenses for the three months ended December 31, 2011, decreased by approximately 10% primarily due to higher expenses in the prior fiscal period in connection with transition of executive leadership and increased professional fees related to ongoing internal international restructuring.

Income Taxes—Our effective tax rate was 16% for the three months ended December 31, 2011, which was consistent with the effective tax rate for the prior fiscal period. Our effective tax rate for each period was lower than the statutory rate of 35% as a result of working in certain foreign nontaxable and deemed profit tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $257 million for the three months ended December 31, 2011. During this quarter capital expenditures and working capital needs were funded by cash flows from operations of $58 million plus a reduction of cash and cash equivalents of approximately $205 million. The reduction in cash and cash equivalents partially offset by an increase in accounts receivable of approximately $33 million and a decrease in accounts payable of $77 million resulted in a decrease in our working capital to $210 million as of December 31, 2011 from $302 million as of September 30, 2011.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Revolving Credit Facility

As of December 31, 2011, we had $520 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility, which we entered into in May 2011, for a total debt to capitalization ratio of 23%. As of February 1, 2012, no additional funds had been borrowed subsequent to December 31, 2011. Our subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.50% (approximately 2.8% per annum at December 31, 2011, after considering the impact of our interest rate swaps). Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. The credit facility also provides for the issuance, when required, of standby letters of credit. The credit facility has a commitment fee of 1.0% per annum on the unused portion of the underlying commitment. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $350 million for a total commitment of up to $1.1 billion.

The credit facility contains various financial covenants that impose a maximum leverage ratio of 4.0 to 1.0, a debt to capitalization ratio of 0.5 to 1.0, a minimum interest expense coverage ratio of 3.0 to 1.0 and a minimum collateral maintenance of 150% of the aggregate amount outstanding under the credit facility. In addition, the credit facility contains limitations on our and certain of our subsidiaries’ ability to incur liens; merge, consolidate or sell substantially all assets; pay dividends (including restrictions on AOWL’s ability to pay dividends to us); incur additional indebtedness; make advances, investments or loans; and transact with affiliates. The credit facility also contains customary events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, guarantees or security documents not being in full effect, non-compliance with the Employee Retirement Income Security Act of 1974, cross-defaults under other debt agreements, or a change of control. The credit facility is secured primarily by first preferred mortgages on six of our active drilling units (the Atwood Aurora, the Atwood Beacon, the Atwood Eagle, the Atwood Falcon, the Atwood Hunter, and the Atwood Osprey), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. In addition, if the accordion feature is exercised, the credit facility requires that we provide a first preferred mortgage on the Atwood Condor, as well as a lien on the equity interests of our subsidiaries that own, directly or indirectly, the Atwood Condor. We were in compliance with all financial covenants under the credit facility at December 31, 2011.

Senior Notes

In January 2012, we issued $450 million aggregate principal amount of 6.50% Senior Notes due 2020 (the “Notes”). We received net proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $439.6 million. We plan to use the net proceeds to reduce outstanding borrowings under our credit facility.

The Notes are our senior unsecured obligations and are not initially guaranteed by any of our subsidiaries. Interest is payable on the Notes semiannually in arrears. The indenture governing the Notes contains provisions that limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness or issue preferred stock; pay dividends or make other restricted payments; sell assets; make investments; create liens; enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the Notes become rated investment grade. The indenture governing the Notes also contains customary events of default, including payment defaults; defaults for failure to comply with other covenants in the indenture; cross-acceleration and entry of final judgments in excess of $50.0 million; and certain events of bankruptcy, in certain cases subject to notice and grace periods. We are required to offer to repurchase the Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.

Capital Expenditures

We estimate that our total capital expenditures, including maintenance capital expenditures, for fiscal year 2012 will be approximately $775 million, substantially all of which is contractually committed. During the three months ended December 31, 2011, $257 million of those expected capital expenditures have been incurred. These capital expenditures are expected to be funded with existing cash balances on hand, cash flows from operations and additional borrowings under our credit facility. In October 2011, we exercised an option to construct a second ultra-deepwater drillship, the Atwood Achiever, at the DSME shipyard in South Korea. The Atwood Achiever is scheduled for delivery in June 2014 at a total cost, including project management, drilling, handling tools and spares, of approximately $600 million. As of December 31, 2011, we had expended approximately $905 million on our six drilling units under construction at that time. The expected remaining costs for our six drilling units currently under construction are as follows (in millions):

Remaining Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Total
$ 457	$373	$797	$—	$1,627

With the issuance of the Senior Notes in January 2012, we believe that we will be able to fund all additional construction costs with cash on hand, cash flow from operations and borrowings under our revolving credit facility, which has provisions to increase the total commitment to $1.1 billion as described above.

Other

From time to time, we may seek possible expansion and acquisition opportunities relating to our business, which may include the construction or acquisition of rigs or other businesses in addition to those described in this Quarterly Report. Such determinations will depend on market conditions and opportunities existing at that time, including with respect to the market for drilling contracts and day rates and the relative costs associated with such expansions or acquisitions. The timing, success or terms of any such efforts and the associated capital commitments are not currently known. In addition to cash on hand, cash flow from operations and borrowings under our revolving credit facility, we may seek to access the capital markets to fund such opportunities. Our ability to access the capital markets depends on a number of factors, including, among others, our credit rating, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. In addition, we continually review the possibility of disposing of assets that we do not consider core to our long-term business plan.

In addition, in the future, we may seek to redeploy our assets to more active regions if we have the opportunity to do so on attractive terms. We frequently bid for or negotiate with customers regarding multi-year contracts that could require significant capital expenditures and mobilization costs. We expect to fund these opportunities primarily with cash on hand, cash flow from operations and borrowings under our revolving credit facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of September 30, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report to Shareholders for fiscal year 2011, filed as exhibit 13.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. As of December 31, 2011, other than with respect to the construction contract relating to the Atwood Achiever as discussed above, there were no material changes to this disclosure regarding our commitments and contractual obligations.

FORWARD-LOOKING STATEMENTS

Statements included in this quarterly report regarding future financial performance, capital sources and results of operations and other statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements are those concerning strategic plans, expectations and objectives for future operations and performance. When used in this report, the words “believes,” “expects,” “anticipates,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may,” or similar expressions are intended to be among the statements that identify forward-looking statements.

Such statements are subject to numerous risks, uncertainties and assumptions that are beyond our ability to control, including, but not limited to:

•	prices of oil and natural gas and industry expectations about future prices;

•	market conditions, expansion and other development trends in the drilling industry and the global economy in general;

•	the operational risks involved in drilling for oil and gas;

•	the highly competitive and volatile nature of our business;

•	the impact of governmental or industry regulation, both in the United States and internationally;

•	the risks of and disruptions to international operations, including political instability and the impact of terrorist acts, acts of piracy, embargoes, war or other military operations;

•	our ability to enter into, and the terms of, future drilling contracts, including contracts for our new build units;

•	our ability to retain the business of one or more significant customers;

•	our ability to obtain and retain qualified personnel to operate our vessels;

•	timely access to spare parts, equipment and personnel to maintain and service our fleet;

•	the termination or renegotiation of contracts by customers or payment or other delays by our customers;

•	customer requirements for drilling capacity and customer drilling plans;

•	the adequacy of sources of liquidity for us and for our customers;

•	changes in tax laws, treaties and regulations;

•	the risks involved in the construction, upgrade, and repair of our drilling units;

•	unplanned downtime and repairs on our rigs; and

•	such other risks discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K for fiscal year 2011 and in our other reports filed with the SEC.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

The provisions of our credit facility provide for a variable interest rate cost on our $520 million outstanding as of December 31, 2011. However, we employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million as of December 31, 2011 in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, only $270 million of our long-term debt outstanding at December 31, 2011 is subject to changes in interest rates. Thus, a 10% change in the interest rate on the floating rate debt would have an immaterial impact on our annual earnings and cash flows.

Foreign Currency Risk

As a multinational company, we conduct business in numerous foreign countries. Our functional currency is the U.S. dollar. Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than our functional currency. Based on December 31, 2011 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would have an immaterial effect to our annual earnings and cash flows. We did not have any open derivative contracts relating to foreign currencies at December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

PART II. ITEM 1 LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 10 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of December 31, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A.	RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits

*4.1	Indenture dated January 18, 2012 between Atwood Oceanics, Inc. and Wells Fargo Bank, National Association, as trustee, relating to senior debt securities.

*4.2	First Supplement Indenture dated January 18, 2012 between Atwood Oceanics, Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 6.50% Senior Note due 2020.

10.1	First Amendment to Credit Agreement, dated November 23, 2011, among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, various lenders and Nordea Bank Finland Plc, New York Branch (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed January 18, 2012).

*10.2	Second Amendment to Credit Agreement, dated January 18, 2012 among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, various lenders and Nordea Bank Finland Plc, New York Branch.

*†10.3	First Amendment to Atwood Oceanics, Inc. Amended and Restated 2007 Long-Term Incentive Plan.

*† 10.4	Form of Notice of Restricted Stock Grant – 2007 Long-Term Incentive Plan.

*† 10.5	Form of Notice of Non-employee Director Restricted Stock Grant—2007 Long-Term Incentive Plan.

*†10.6	Form of Notice of Option Grant – 2007 Long-Term Incentive Plan.

*† 10.7	Form of Notice of Performance Unit Grant – 2007 Long-Term Incentive Plan.

*† 10.8	Atwood Oceanics, Inc. Retention Plan for Certain Salaried Employees, effective as of January 1, 2012.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*101	The following materials from Atwood Oceanics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statement of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Unaudited Condensed Statement of Comprehensive Income and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC. (Registrant)

Date: February 6, 2012	/S/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer