Form 10-Q
period 2012-03-31
ATWOOD OCEANICS INC
filed 2012-05-04
CIK 8411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2011: 65,361,041 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
REVENUES:
Contract drilling	$171,621	$159,085	$356,293	$305,371

COSTS AND EXPENSES:
Contract drilling	79,342	50,402	157,686	108,746
Depreciation	15,406	8,794	30,769	17,596
General and administrative	11,552	9,074	25,646	24,738
Other, net	863	(16)	863	(77)

	107,163	68,254	214,964	151,003

OPERATING INCOME	64,458	90,831	141,329	154,368

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(1,080)	(459)	(1,683)	(1,137)
Interest income	114	113	200	495
Other	—	—	1,577	—

	(966)	(346)	94	(642)

INCOME BEFORE INCOME TAXES	63,492	90,485	141,423	153,726
PROVISION FOR INCOME TAXES	4,026	19,874	16,489	30,264

NET INCOME	$59,466	$70,611	$124,934	$123,462

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	0.91	1.09	1.92	1.91
Diluted	0.90	1.08	1.90	1.89
AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	65,276	64,720	65,150	64,624
Diluted	65,781	65,409	65,660	65,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Net income	$59,466	$70,611	$124,934	$123,462
Other comprehensive loss
Loss on interest rate swaps	(352)	—	(560)	—

Other comprehensive loss	(352)	—	(560)	—

Total comprehensive income	$59,114	$70,611	$124,374	$123,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,627	$295,002
Accounts receivable	104,307	87,173
Income tax receivable	3,867	5,631
Inventories of materials and supplies	60,831	58,263
Prepaid expenses and deferred costs	6,837	14,862

Total current assets	307,469	460,931

PROPERTY AND EQUIPMENT, net	2,187,471	1,887,321
LONG TERM ASSETS:
Other receivables	11,875	11,875
Deferred costs and other assets	26,114	15,264

Total long-term assets	37,989	27,139

Total assets	$2,532,929	$2,375,391

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS:
Accounts payable	$57,824	$113,021
Accrued liabilities	23,710	30,680
Notes payable	—	5,461
Income tax payable	13,141	8,461
Deferred credits	16,794	1,700

Total current liabilities	111,469	159,323

LONG TERM LIABILITIES:
Long-term debt	600,000	520,000
Deferred income taxes	9,355	9,780
Deferred credits	7,427	7,910
Other	19,344	25,591

Total long-term liabilities	636,126	563,281

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	—	—
Common stock, $1 par value, 90,000 shares authorized with 65,361 and 64,960 issued and outstanding at March 31, 2012 and September 30, 2011, respectively	65,361	64,960
Paid-in capital	152,856	145,084
Retained earnings	1,569,204	1,444,270
Accumulated other comprehensive loss	(2,087)	(1,527)

Total shareholders' equity	1,785,334	1,652,787

Total liabilities and shareholders' equity	$2,532,929	$2,375,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$124,934	$123,462
Adjustments to reconcile net cash provided by operating activities:
Depreciation	30,769	17,596
Amortization of debt issuance costs	1,562	404
Amortization of deferred items	791	3,941
Provision for doubtful accounts	—	—
Provision for inventory obsolesence	435	314
Deferred income tax benefit	(425)	(443)
Share-based compensation expense	4,931	3,316
Other, net	863	(77)
Changes in assets and liabilities:
Increase in accounts receivable	(765)	(5,614)
Decrease in income tax receivable	1,764	8,960
Increase in inventory	(3,003)	(3,378)
Decrease in prepaid expenses	6,285	5,444
Increase in deferred costs and other assets	(14,220)	(7,690)
Increase in accounts payable	10,465	245
Increase (decrease) in accrued liabilities	(7,337)	1,473
Increase (decrease) in income tax payable	4,680	(12,162)
Increase (decrease) in deferred credits and other liabilities	(5,441)	37,842

Net cash provided by operating activities	156,288	173,633

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(397,444)	(420,829)
Proceeds from sale of assets	—	115

Net cash used by investing activities	(397,444)	(420,714)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of bonds	450,000	—
Proceeds from credit facilities	80,000	225,000
Principal payments on credit facilities	(450,000)	—
Principal payments on notes payable	(5,461)	—
Proceeds from exercise of stock options	3,242	3,559

Net cash provided by financing activities	77,781	228,559

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(163,375)	$(18,522)
CASH AND CASH EQUIVALENTS, at beginning of period	$295,002	$180,523

CASH AND CASH EQUIVALENTS, at end of period	$131,627	$162,001

Non-cash activities
Increase (decrease) in accounts payable and accrued liabilities related to capital expenditures	$(65,662)	$6,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Loss
						Total Stockholders’ Equity
	Common Stock		Paid-in Capital	Retained Earnings
(In thousands)	Shares	Amount
September 30, 2011	64,960	$64,960	$145,084	$1,444,270	$(1,527)	$1,652,787
Net income	—	—	—	124,934	—	124,934
Other comprehensive loss	—	—	—	—	(560)	(560)
Restricted stock awards	207	207	(207)	—	—	—
Exercise of employee stock options	194	194	3,048	—	—	3,242
Stock option and restricted stock award compensation expense	—	—	4,931	—	—	4,931

March 31, 2012	65,361	$65,361	$152,856	$1,569,204	$(2,087)	$1,785,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of March 31, 2012, and for the three and six months ended March 31, 2012 and 2011, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc., its subsidiaries and affiliates. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2011. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2011. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

2. EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
March 31, 2012:
Basic earnings per share	$59,466	65,276	$0.91	$124,934	65,150	$1.92
Effect of dilutive securities:
Stock options	—	505	$(0.01)	—	510	$(0.02)

Diluted earnings per share	$59,466	65,781	$0.90	$124,934	65,660	$1.90

March 31, 2011:
Basic earnings per share	$70,611	64,720	$1.09	$123,462	64,624	$1.91
Effect of dilutive securities:
Stock options	—	689	$(0.01)	—	673	$(0.02)

Diluted earnings per share	$70,611	65,409	$1.08	$123,462	65,297	$1.89

The calculation of diluted earnings per share for the three and six months ended March 31, 2012 and 2011 excludes shares of common stock related to 562,000 and 702,000 outstanding stock options, respectively, because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

3. SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which is generally the vesting period of the equity award. As of March 31, 2012, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $8.4 million and $17.8 million, respectively, which we expect to recognize over a weighted average period of approximately 2.6 years.

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

The per share weighted average fair value of stock options granted during the six months ended March 31, 2012 was $16.90. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the six months ended March 31, 2012:

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

A summary of stock option activity during the six months ended March 31, 2012 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at September 30, 2011	1,480	$25.44	6.1	$13,198
Granted	320	$41.60
Exercised	(194)	$16.73		$5,796
Forfeited	(29)	$36.51

Outstanding at March 31, 2012	1,577	$29.59	6.6	$24,132

Exercisable at March 31, 2012	978	$24.11	5.2	$20,323

Restricted Stock

We have awarded restricted stock under the 2007 Plan to certain employees and to our non-employee directors. All current awards of restricted stock to employees are subject to a vesting and restriction period ranging from three to four years, subject to early termination as provided in the 2007 Plan. In addition, certain awards of restricted stock are subject to market conditions. All awards of restricted stock to non-employee directors are subject to a vesting and restriction period of a minimum of 13 months, subject to early termination as provided in the 2007 Plan. We value restricted stock awards based on the fair market value of our common stock on the date of grant and also adjust fair market value for any awards subject to market conditions, where applicable.

A summary of restricted stock activity for the three months ended March 31, 2012 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at September 30, 2011	560	$34.54
Granted	388	$41.37
Vested	(207)	$33.06
Forfeited	(23)	$38.47

Unvested at March 31, 2012	718	$38.53

4. PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

(In thousands)	March 31, 2012	September 30, 2011
Drilling vessels and equipment	$1,580,714	$1,578,592
Construction work in progress	1,061,157	736,827
Drill pipe	18,703	18,182
Office equipment and other	12,750	8,800

Cost	2,673,324	2,342,401
Less: Accumulated depreciation	(485,853)	(455,080)

Drilling and other property and equipment, net	$2,187,471	$1,887,321

Property and equipment are recorded at costs. Interest incurred related to property under construction is capitalized as a component of construction costs. Interest capitalized during the six months ended March 31, 2012 and 2011, was approximately $15.9 million and $2.4 million, respectively.

New Construction Projects

As of March 31, 2012, we had expended approximately $1.0 billion towards the construction of our six drilling units currently under construction. Total remaining firm commitments for our six drilling units currently under construction are approximately $1.3 billion.

5. LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 31, 2012	September 30, 2011
Senior Notes, bearing fixed interest at 6.5% per annum	$450,000	$—
2011 credit facility, bearing interest (market adjustable) at approximately 3.3% per annum at March 31, 2012 and 3.1% per annum at September 30, 2011.	150,000	520,000

	$600,000	$520,000

Senior Notes

In January 2012, we issued $450 million aggregate principal amount of 6.50% Senior Notes due 2020 (the “Notes”). We received net proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $440 million. We used the net proceeds to reduce outstanding borrowings under our 2011 Credit Facility.

The Notes are our senior unsecured obligations and are not currently guaranteed by any of our subsidiaries. Interest is payable on the Notes semi-annually in arrears. The indenture governing the Notes contains provisions that limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness or issue preferred stock; pay dividends or make other restricted payments; sell assets; make investments; create liens; enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the Notes become rated investment grade. The indenture governing the Notes also contains customary events of default, including payment defaults; defaults for failure to comply with other covenants in the indenture; cross-acceleration and entry of final judgments in excess of $50.0 million; and certain events of bankruptcy, in certain cases subject to notice and grace periods. We are required to offer to repurchase the Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.

2011 Credit Facility

As of March 31, 2012, we had $150 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility, which we entered into in May 2011. Our subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.5% (approximately 3.3% per annum at March 31, 2012, after considering the impact of our interest rate swaps). Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. The credit facility also provides for the issuance, when required, of standby letters of credit. The credit facility has a commitment fee of 1.0% per annum on the unused portion of the underlying commitment. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $350 million for a total commitment of up to $1.1 billion.

The credit facility contains various financial covenants that impose a maximum leverage ratio of 4.0 to 1.0, a debt to capitalization ratio of 0.5 to 1.0, a minimum interest expense coverage ratio of 3.0 to 1.0 and a minimum collateral maintenance of 150% of the aggregate amount outstanding under the credit facility. In addition, the credit facility contains limitations on our and certain of our subsidiaries’ ability to incur liens; merge, consolidate or sell substantially all assets; pay dividends (including restrictions on AOWL’s ability to pay dividends to us); incur additional indebtedness; make advances, investments or loans; and transact with affiliates. The credit facility also contains customary events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, guarantees or security documents not being in full effect, non-compliance with the Employee Retirement Income Security Act of 1974, cross-defaults under other debt agreements, or a change of control. The credit facility is secured primarily by first preferred mortgages on six of our active drilling units (the Atwood Aurora, the Atwood Beacon, the Atwood Eagle, the Atwood Falcon, the Atwood Hunter, and the Atwood Osprey), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. In addition, if the accordion feature is exercised, the credit facility requires that we provide a first preferred mortgage on the Atwood Condor, as well as a lien on the equity interests of our subsidiaries that own, directly or indirectly, the Atwood Condor. We were in compliance with all financial covenants under the credit facility at March 31, 2012.

As of March 31, 2012, we had one interest rate swap agreement in effect to fix the interest rate on $50.0 million of our borrowings under the credit facility at 3.5% through September 2014.

6. INTEREST RATE SWAPS

Our credit facility exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically re-determined based on the prevailing Eurodollar rate. We enter into interest rate swaps to limit our exposure to fluctuations and volatility in interest rates. We do not engage in derivative transactions for speculative or trading purposes and we are not a party to leveraged derivatives.

Currently, we have five executed interest rate swaps covering $250 million of our borrowings under the credit facility. In February 2012, we temporarily suspended four swaps for periods ranging from two to five months due to the repayment of borrowings under the credit facility following the issuance of the Notes. As of March 31, 2012, we had one interest rate swap agreement in effect to fix the interest rate on $50.0 million of our borrowings under the credit facility at 3.5%. The remaining four swaps became or will become active again between April and July 2012. After all swaps are active, the five swaps will fix the interest rate on $250 million of borrowings under the credit facility at a weighted average 3.4% through September 2014.

Fair Value of Derivatives

The following table presents the fair value of our cash flow hedge derivative contracts included in the Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011 (in thousands):

		March 31	September 30
Type of Contract	Balance Sheet Classification	2012	2011
Short term interest rate swaps	Accrued liabilities	$1,289	$988
Long term interest rate swaps	Other long-term liabilities	824	631

Total derivative contracts, net		$2,113	$1,619

We record the interest rate derivative contracts at fair value on our consolidated balance sheets (See Note 8). Hedging effectiveness is evaluated each quarter end using the “Dollar Off-Set Method”. Each quarter, changes in the fair values will adjust the balance sheet asset or a liability, with an offset to Other Comprehensive Income (“OCI”).

We recognized a loss of approximately $0.6 million in Other Comprehensive Income (“OCI”) as a result of changes in fair value of our interest rate swaps as of March 31, 2012, net of realized losses incurred via settlement payments throughout the period, and as a result of a loss realized from hedge ineffectiveness.

For interest rate swaps, we evaluate all material terms between the swap and the underlying debt obligation. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. A $0.4 million loss was recognized during the quarter ended March 31, 2012 due to hedge ineffectiveness.

7. INCOME TAXES

Our consolidated effective income tax rate for the three and six months ended March 31, 2012 was approximately 6% and 12%, respectively, which includes an approximate $6.4 million tax benefit recognized during the current quarter related to the settlement of a foreign tax examination.

We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At March 31, 2012, we had approximately $8.1 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $2.1 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. Accordingly, all $8.1 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.

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

8. FAIR VALUE

We have certain assets and liabilities that are required to be measured and disclosed at fair value in accordance with generally accepted accounting principles (“GAAP”). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The established GAAP fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value into three levels. Priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Assets and liabilities measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, takes into account the market for our financial assets and liabilities, the associated credit risk and other considerations.

We have classified and disclosed fair value measurements using the following levels of the fair value hierarchy:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Measurement based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

Fair value of Certain Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short term maturities.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by using quoted market prices when available. When quoted prices are not available, independent third party services may be used to determine the fair value with reference to observable inputs used. When independent third party services are used, we obtain an understanding of how the fair values are derived and selectively corroborate fair values by reviewing other readily available market based sources of information. Valuation policies and procedures are determined and monitored by our treasury department, which reports to our Senior Vice-President and Chief Financial Officer.

The following table sets forth the estimated fair value of certain financial instruments at March 31, 2012, which are measured and recorded at fair value on a recurring basis:

	March 31, 2012
		Fair Value Measurement
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Interest rate swaps	$2,113	$—	$2,113	$—	$2,113

Interest rate swaps - The fair values of our interest rate swaps are based upon valuations calculated by an independent third party. We review other readily available market prices for other similar derivative contracts as there is an active market for these contracts. Based on valuation inputs for fair value measurement, we have classified our derivative contracts as Level 2.

Long-term Debt – Our long-term debt consists of both our 6.50% Senior Notes and our 2011 Credit Facility.

2011 Credit Facility – The carrying amounts of our variable-rate debt approximates fair value because such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs for purposes of determining our fair value disclosure are readily available published Eurodollar rates.

6.50% Senior Notes – The carrying value of our 6.50% Senior Notes is $450 million on the face of our financial statements. The fair value of our 6.50% Senior Notes due 2020, is $472.5 million. We have classified this instrument as Level 2 as valuation inputs for fair value measurements are quoted market prices for our issuance obtained from independent third party sources on March 31, 2012. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. We adopted the accounting standard effective January 1, 2012, with no material impact to our financial statements or disclosures in our financial statements.

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

As of March 31, 2012, we have paid to the Indian government $10.1 million in service taxes and have accrued $1.8 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.9 million relating to service taxes. We have recorded a corresponding $11.9 million long-term other receivable due from our customer relating to service taxes due under the contract. We intend to pursue collection of such amounts from our customer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011 included elsewhere herein, and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and elsewhere in this Quarterly Report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at March 31, 2012, and our results of operations for the three and six months ended March 31, 2012 and 2011. Financial and operating results for the three ended March 31, 2012, include:

•	Operating revenues totaling $172 million on 584 operating days as compared to $159 million on 540 operating days for the three months ended March 31, 2011;

•	Net income of $59 million as compared to $71 million for the three months ended March 31, 2011;

•	Net cash provided by operating activities of $99 million as compared to $89 million for the three months ended March 31, 2011; and

•	Capital expenditures of $140 million as compared to $284 million for the three months ended March 31, 2011.

MARKET OUTLOOK

Industry Conditions

Offshore drilling activity in the U.S. Gulf of Mexico is approaching levels the industry last experienced in April 2010 prior to the Macondo well incident. The number of drilling permits issued per month has increased steadily as the Bureau of Ocean Energy Management (“BOEM”) and Bureau of Safety and Environmental Enforcement (“BSEE”) appear more comfortable with the industry’s response to safety and environmental stewardship and the industry’s ability to prevent similar future disasters. Although risks remain, including the risks raised by third party environmental lawsuits targeting the permitting process and the risk of the enactment of new drilling regulations, we are encouraged by the level of permitting activity and, absent any significant safety or environmental event, expect drilling activity to continue to increase in the U.S. Gulf of Mexico.

Despite an uneven recovery from the global credit crisis, sustained strong oil prices appear to have motivated our customers to increase their annual exploration and production capital budgets. This increase has resulted in the offshore drilling industry continuing to enjoy strong and increasing marketed rig utilization levels and improving day rates across all rig segments. These positive conditions are particularly apparent in the ultra-deepwater segment where, due to numerous recent contract awards, there is no available rig capacity for the remainder of 2012. Conversely, however, high oil prices which result in higher gasoline and fuel prices in the U.S. and internationally may impede future economic growth. Any significant slowdown in global economic growth could result in an excess of oil supply over demand which may lead to lower oil prices in the future and may negatively impact the offshore drilling industry.

During the past quarter, additions to rig capacity have slowed significantly. This slowdown is primarily the result of having a limited number of offshore drilling contractors which already have 40 uncontracted floating rigs under construction, a lack of visibility as to the sustainability of the global economic recovery due to the continuation of European sovereign issues and the slowdown of GDP growth in China, and the reduction in available financing for speculative new build orders. For example, since the beginning of 2012, only four floating rigs (excluding Norwegian harsh-environment vessels and those ordered by Sete Brasil) and two jack-ups have been ordered. This decrease in the level of new build orders together with the ongoing slowdown in the shipping industry, has resulted in new build rigs prices remaining attractive as compared to new build prices during previous market cycles.

Deepwater and Ultra-deepwater

Deepwater rig utilization increased from 94% to 98% during the quarter ended March 31, 2012, while ultra-deepwater utilization remains effectively at full utilization. The near term shortage of ultra-deepwater rigs has driven recent day rates fixtures above $650,000 for ultra-deepwater rigs with 2012 availability and to approximately $550,000 for rigs with 2013 availability. Day rates for deepwater rigs have risen to above $400,000 for recent fixtures.

The Atwood Condor, a dynamically positioned, 10,000 foot water depth ultra-deepwater semisubmersible, is on schedule to be delivered from the Jurong shipyard in early July 2012 at a total cost, including project management, drilling, handling tools and spares, of approximately $750 million. The Atwood Condor is contracted to Hess Corporation for 21 months in the U.S. Gulf of Mexico directly after mobilization from Singapore.

In April 2012, the Atwood Osprey, a moored 8,200 foot water depth ultra-deepwater semisubmersible, entered into a three-year extension of its contract with Chevron in Australia and is now contracted through mid-2017. The Atwood Eagle and Atwood Falcon, both deepwater semisubmersibles, are contracted through the second quarter of fiscal year 2014 and the first quarter of fiscal year 2015, respectively. The Atwood Falcon is currently at the SembCorp Marine shipyard in Singapore completing contract specific upgrades and other maintenance activities and is expected to commence its contract in Australia with Apache Corporation in June 2012. Finally, the Atwood Hunter, a deepwater semisubmersible, will complete its four-year contract with Noble Energy and Kosmos in October 2012. Thereafter the rig will proceed to a shipyard in Cameroon for 30 days to complete regulatory survey work and general maintenance activities. In April 2012, we signed a three well contract with Noble Energy which we expect to provide work into April 2013.

The Atwood Advantage, a DP-3 dynamically-positioned, dual derrick, ultra-deepwater drillship rated to operate in water depths up to 12,000 feet, is currently under construction at the DSME shipyard in South Korea. The Atwood Advantage will have enhanced technical capabilities, including a seven-ram blowout preventer (“BOP”), the ability to have two BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. The Atwood Advantage is expected to be delivered in September 2013 at a total cost, including project management, drilling and handling tools and spares, of approximately $600 million.

The Atwood Achiever, which is also currently under construction at the DSME shipyard in South Korea, is identical in all material respects to the Atwood Advantage. The Atwood Achiever is scheduled for delivery in June 2014 at a total cost, including project management, drilling and handling tools and spares, of approximately $600 million.

We have until July 31, 2012 to exercise our option to build an additional ultra-deepwater drillship with DSME. At this time, we have made no determination as to whether we will exercise this option.

Although we currently do not have drilling contracts for the Atwood Advantage or the Atwood Achiever, we expect that the demand for ultra-deepwater drilling capacity in established and emerging basins should provide us with opportunities to contract these two rigs prior to their delivery dates.

As of March 31, 2012, we had invested approximately $937 million toward the construction of our three ultra-deepwater drilling units currently under construction.

Jack-ups

Although the bifurcation in day rates and utilization levels between standard and higher specification jack-up rigs has narrowed slightly from previous quarters, exploration and production companies appear to be willing to continue to pay higher day rates for higher specification equipment. Currently, higher specification jack-up rigs are achieving marketed utilization levels of approximately 94% as compared to 90% for the remainder of the global jack-up fleet. Higher specification rigs continue to represent less than 30% of the global jack-up fleet. We expect this bifurcation trend to become more accentuated in the remainder of 2012 as the majority of the older standard rigs are now contracted. There are currently 55 uncontracted high specification new build rigs scheduled for delivery through 2014.

Currently, the Atwood Aurora is contracted through October 2012 while the Atwood Beacon is contracted through February 2013. The Vicksburg, our only standard jack-up, is contracted through December 2012. Due to market bifurcation for high-specification jack-ups, we expect the Atwood Beacon and the Atwood Aurora to be contracted at higher day rates upon contract renewal in 2013.

We currently have three Pacific Class 400 high-specification jack-up drilling units, the Atwood Mako, the Atwood Manta and the Atwood Orca, under construction at the PPL Shipyard Pte. Ltd. (“PPL”) shipyard in Singapore. These new rigs will have a rated water depth of 400 feet, accommodations for 150 personnel and significant offline handling features. The three rigs are expected to cost approximately $190 million each, including project management, drilling, handling tools and spares and capitalized interest, and are scheduled for delivery in September 2012, December 2012 and June 2013, respectively. These three rigs are currently ahead of their construction schedules with the Atwood Mako expected to be delivered two weeks ahead of schedule.

The Atwood Mako is contracted to Salamander in Thailand under a one-year contract directly after mobilization from the shipyard in Singapore and is expected to begin work in mid-September. We expect to contract the remaining two new build jack-up rigs prior to their delivery dates due to the preference of customers for these newer, more capable high-specification assets.

As of March 31, 2012, we had invested approximately $113 million toward the construction of our three jack-up units currently under construction.

Idled Rigs

During fiscal year 2010, the Atwood Southern Cross, Richmond and Seahawk completed their drilling contracts and were subsequently idled. In March 2012, we entered into an agreement to sell the Richmond for approximately $7.0 million which approximates book value at March 31, 2012. We expect this sale to close in the third quarter of fiscal year 2012. With respect to the remaining two idled rigs, we do not anticipate these units returning to service during fiscal year 2012 due to the lack of sufficient continuous demand. Neither rig is being actively marketed at this time.

Contract Backlog

We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at March 31, 2012 was approximately $1.6 billion, representing a 45% increase compared to our contract backlog of $1.1 billion at March 31, 2011. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to various factors, including unscheduled repairs, maintenance, weather and other factors. Such factors may result in lower applicable day rates than the full contractual day rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business—Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Part I., Item 1A. in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The following table sets forth, as of March 31, 2012, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively-marketed drilling units for the periods indicated (dollars in millions):

	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Total
Contract Drilling Revenue Backlog
Ultradeepwater and Deepwater	$337	$705	$473	$24	$1,539
Jack-ups	64	31	—	—	95

	$401	$736	$473	$24	$1,634

Percent of Available Operating Days Committed	100%	56%	24%	1%

As mentioned previously, during April 2012, we announced a three-year contract extension for the Atwood Osprey and a three well contract for the Atwood Hunter which has increased our contract backlog to approximately $2.2 billion as of April 30, 2012.

RESULTS OF OPERATIONS

Operating Revenues—Revenues for the three months and six months ended March 31, 2012 increased approximately $12.5 million, or 8%, and $50.9 million, or 17%, respectively, compared to the three and six months ended March 31, 2011. A comparative analysis of revenues is as follows:

	REVENUES
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	Variance	2012	2011	Variance
Atwood Osprey	$38.5	$—	$38.5	$79.4	$—	$79.4
Atwood Aurora	13.0	11.7	1.3	25.7	22.4	3.3
Atwood Hunter	50.6	50.0	0.6	95.3	99.8	(4.5)
Atwood Beacon	11.5	11.2	0.3	23.0	21.9	1.1
Vicksburg	8.8	8.7	0.1	17.9	16.8	1.1
Atwood Eagle	35.1	38.0	(2.9)	70.6	64.9	5.7
Atwood Falcon	14.1	39.5	(25.4)	44.4	79.6	(35.2)

	$171.6	$159.1	$12.5	$356.3	$305.4	$50.9

Our newest active drilling rig, the Atwood Osprey, commenced drilling operations in late May 2011 offshore Australia, and thus, earned no revenue in the prior fiscal periods.

The increase in revenues for the Atwood Aurora is due to the rig working on a higher day rate contract during the three and six months ended March 31, 2012, as compared to the prior fiscal periods. The rig worked offshore Egypt through most of fiscal year 2011 and relocated in late September 2011 to work offshore West Africa.

Revenues for the Atwood Hunter, Atwood Beacon and Atwood Vicksburg remained relatively consistent during the three months ended March 31, 2012 when compared to the prior fiscal periods. Revenues for the Atwood Beacon and Atwood Vicksburg remained relatively consistent during the six months ended March 31, 2012 when compared to the prior fiscal periods. Revenues decreased for the Atwood Hunter for the six months ended March 31, 2012 when compared to the prior fiscal period due to lower revenue efficiency.

The decrease in revenues for the Atwood Eagle during the three months ended March 31, 2012 is due primarily to the rig working on a lower day rate contract as compared to the prior fiscal period. Revenues were lower for the six months ended March 31, 2011 for the Atwood Eagle due to an extended downtime period for regulatory inspections during the prior fiscal period.

The decrease in revenues for the Atwood Falcon during the three and six months ended March 31, 2012 is due primarily to the rig working at a lower day rate when compared to the prior fiscal period and the rig undergoing a shipyard upgrade project commencing in February 2012.

Contract Drilling Costs—Contract drilling costs for the three and six months ended March 31, 2012, increased approximately $28.9 million, or 57%, and $49.0 million, or 45%, respectively, compared to the three and six months ended March 31, 2011. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	Variance	2012	2011	Variance
Atwood Osprey	$16.3	$—	$16.3	$32.2	$—	$32.2
Atwood Hunter	13.6	8.6	5.0	25.9	18.8	7.1
Atwood Falcon	12.2	7.4	4.8	20.4	15.1	5.3
Atwood Aurora	8.4	5.5	2.9	17.2	10.9	6.3
Atwood Beacon	8.5	7.5	1.0	15.9	16.4	(0.5)
Vicksburg	5.1	4.2	0.9	10.4	8.3	2.1
Atwood Eagle	14.6	15.7	(1.1)	32.8	32.7	0.1
Other	0.6	1.5	(0.9)	2.9	6.5	(3.6)

	$79.3	$50.4	$28.9	$157.7	$108.7	$49.0

Our newest active drilling rig, the Atwood Osprey, commenced drilling operations in late May 2011 offshore Australia, and, therefore, had no contract drilling costs in the prior fiscal periods. Costs should remain relatively consistent during the second half of the fiscal year when compared to first half of the fiscal year.

The increase in contract drilling costs for the Atwood Hunter for the three and six months ended March 31, 2012 is due primarily to increased equipment related costs associated with maintenance projects as compared to the prior fiscal periods. We expect costs to moderate during the second half of the fiscal year.

The increase in contract drilling costs for the Atwood Falcon for the three and six months ended March 31, 2012 is due to its current shipyard project for contract upgrades and maintenance activities.

The increase in contract drilling costs for the Atwood Aurora for the three and six months ended March 31, 2012 is attributable primarily to increased costs for monthly amortization charges for mobilization of the rig from Italy to Equatorial Guinea and personnel costs due to the remote location of the rig offshore West Africa. We expect costs to moderate during the second half of the fiscal year.

The increase in contract drilling costs for the Atwood Beacon for the three months ended March 31, 2012 is due primarily to increased equipment related costs associated with maintenance projects performed as compared to the prior fiscal period. Drilling costs for the Atwood Beacon for the six months ended March 31, 2012 were relatively consistent with the same prior fiscal year period and should remain relatively consistent during the second half of the fiscal year.

The increase in contract drilling costs for the Vicksburg for the three months and six months ended March 31, 2012 is attributable primarily to increased equipment costs related to a planned regulatory inspection and general increased equipment related costs associated with maintenance projects as compared to the prior fiscal year periods. Costs should remain relatively consistent during the second half of the fiscal year when compared to first half of the fiscal year.

Drilling costs for the Atwood Eagle remained relatively consistent compared to the prior fiscal periods and should remain relatively consistent during the second half of the fiscal year.

Other drilling costs for the three and six months ended March 31, 2012 decreased due primarily to lower operating costs incurred for our three stacked rigs during the current fiscal year.

Depreciation—Depreciation expense for the three months and six months ended March 31, 2012 increased approximately $6.6 million, or 75%, and $13.2 million, or 75%, respectively, compared to the three and six months ended March 31, 2011. A comparative analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	(In millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	Variance	2012	2011	Variance
Atwood Opsrey	$6.2	$—	$6.2	$12.4	$—	$12.4
Atwood Eagle	1.4	1.2	0.2	2.7	2.4	0.3
Atwood Beacon	1.2	1.1	0.1	2.4	2.3	0.1
Atwood Aurora	1.9	1.8	0.1	3.8	3.7	0.1
Atwood Hunter	1.6	1.6	—	3.2	3.2	—
Atwood Falcon	1.3	1.3	—	2.6	2.6	—
Vicksburg	0.5	0.5	—	1.0	1.0	—
Other	1.3	1.3	—	2.6	2.4	0.2

	$15.4	$8.8	$6.6	$30.8	$17.6	$13.2

The Atwood Osprey, which was placed into service in late May 2011, incurred no depreciation expense in the prior fiscal year periods.

Depreciation expense for all other rigs has remained relatively consistent during the three and six months ended March 31, 2012, when compared to the prior fiscal year periods.

General and Administrative—For the three and six months ended March 31, 2012, general and administrative expenses increased by approximately $2.5 million, or 27%, and $0.9 million, or 4%, respectively, compared to the three and six months ended March 31, 2011, primarily due to increased compensation costs related to an increase in support personnel, which was partially offset by higher expenses in the prior fiscal periods in connection with transition of executive leadership.

Income Taxes—Our effective tax rate was 6% and 12% for the three and six months ended March 31, 2012, respectively, compared to 22% and 20% for the three and six months ended March 31, 2011, respectively. The effective tax rates were lower due in part to an approximate $6.4 million tax benefit recognized during the three months ended March 31, 2012 related to the settlement of a foreign tax examination. Additionally, the rates from the prior fiscal periods included a $6.1 million increase in our liability for uncertain tax positions. Our effective tax rates were lower than the statutory rate of 35% as a result of working in certain foreign nontaxable and deemed profit tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $397 million for the six months ended March 31, 2012. During the six months ended March 31, 2012, our capital expenditures and working capital needs were funded by cash flows from operations, borrowings under our credit facility and a reduction of cash and cash equivalents. The reduction in cash and cash equivalents was partially offset by a decrease in accounts payable of $55 million, resulting in a decrease in our working capital to $196 million as of March 31, 2012 from $302 million as of September 30, 2011.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Revolving Credit Facility

As of March 31, 2012, we had $150 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility. Including the $450 million aggregate principal amount of our senior notes, we had a total debt to capitalization ratio of 25%. As of May 1, 2012, no additional funds had been borrowed under our credit facility subsequent to March 31, 2012. Our subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.50% (approximately 3.3% per annum at March 31, 2012, after considering the impact of our interest rate swaps). Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. The credit facility also provides for the issuance, when required, of standby letters of credit. The credit facility has a commitment fee of 1.0% per annum on the unused portion of the underlying commitment. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $350 million for a total commitment of up to $1.1 billion.

The credit facility contains various financial covenants that impose a maximum leverage ratio of 4.0 to 1.0, a debt to capitalization ratio of 0.5 to 1.0, a minimum interest expense coverage ratio of 3.0 to 1.0 and a minimum collateral maintenance of 150% of the aggregate amount outstanding under the credit facility. In addition, the credit facility contains limitations on our and certain of our subsidiaries’ ability to incur liens; merge, consolidate or sell substantially all assets; pay dividends (including restrictions on AOWL’s ability to pay dividends to us); incur additional indebtedness; make advances, investments or loans; and transact with affiliates. The credit facility also contains customary events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, guarantees or security documents not being in full effect, non-compliance with the Employee Retirement Income Security Act of 1974, cross-defaults under other debt agreements, or a change of control. The credit facility is secured primarily by first preferred mortgages on six of our active drilling units (the Atwood Aurora, the Atwood Beacon, the Atwood Eagle, the Atwood Falcon, the Atwood Hunter, and the Atwood Osprey), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. In addition, if the accordion feature is exercised, the credit facility requires that we provide a first preferred mortgage on the Atwood Condor, as well as a lien on the equity interests of our subsidiaries that own, directly or indirectly, the Atwood Condor. We were in compliance with all financial covenants under the credit facility at March 31, 2012.

Senior Notes

In January 2012, we issued $450 million aggregate principal amount of 6.50% Senior Notes due 2020 (the “Notes”). We received net proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $440 million. We used the net proceeds to reduce outstanding borrowings under our credit facility.

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

Capital Expenditures

We estimate that our total capital expenditures, including maintenance capital expenditures, for fiscal year 2012 will be approximately $780 million, substantially all of which is contractually committed. As of March 31, 2012, we had incurred approximately $397 million of our total expected capital expenditures. The remaining capital expenditures are expected to be funded with existing cash balances on hand, cash flows from operations and additional borrowings under our credit facility.

As of March 31, 2012, we had expended approximately $1.0 billion on our six drilling units under construction at that time. The expected remaining costs for our six drilling units currently under construction are as follows (in millions):

Remaining Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Total
$334	$362	$805	$—	$1,501

With the issuance of the Notes in January 2012, we believe that we will be able to fund all additional construction costs with cash on hand, cash flow from operations and borrowings under our revolving credit facility, which has provisions to increase the total commitment to $1.1 billion as described above.

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

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of September 30, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report to Shareholders for fiscal year 2011, filed as exhibit 13.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. As of March 31, 2012, other than with respect to the issuance of the Notes and the repayment of borrowings under our credit facility with the net proceeds, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, interest rate risk and foreign currency exchange risk as discussed below:

Interest Rate Risk

The provisions of our credit facility provide for a variable interest rate cost on our $150 million outstanding as of March 31, 2012. However, we employed an interest rate risk management strategy that utilizes derivative instruments with respect to $50 million as of March 31, 2012 in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, only $100 million of our variable long-term debt outstanding at March 31, 2012 is subject to changes in interest rates. Thus, a 10% change in the interest rate on the floating rate debt would have an immaterial impact on our annual earnings and cash flows.

Foreign Currency Risk

As a multinational company, we conduct business in numerous foreign countries. Our functional currency is the U.S. dollar. Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than our functional currency. Based on March 31, 2012 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would have an immaterial effect to our annual earnings and cash flows. We did not have any open derivative contracts relating to foreign currencies at March 31, 2012.

Market Risk

Our Senior Notes due 2020 are maintained at a fixed interest rate whose fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of those notes was approximately $473 million at March 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 10 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of March 31, 2012, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 5. OTHER INFORMATION

In March 2012, our board of directors approved a standard form of indemnification agreement to be entered into by each of our directors and executive officers. The indemnification agreement generally provides that we will, to the fullest extent permitted by applicable law, indemnify an indemnitee that, by reason of the fact that the indemnitee is or was a director or officer or serving in another specified capacity at our request, is or is threatened to be made a party to or a participant in any civil, criminal, administrative or investigative proceeding (other than proceedings by or in the right of our company) against all expenses, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by the indemnitee in connection with any such proceeding. The indemnity agreement also provides that we will, to the fullest extent permitted by applicable law, advance to an indemnitee reasonable expenses incurred in connection with any such proceeding to which he is a party and is successful on the merits or otherwise. The rights provided by the indemnification agreement will be in addition to any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled under applicable law or our bylaws.

ITEM 6. EXHIBITS

(a)	Exhibits

4.1	Indenture dated January 18, 2012 between Atwood Oceanics, Inc. and Wells Fargo Bank, National Association, as trustee, relating to senior debt securities (Incorporated herein by reference to Exhibit 4.1 of our Form 10-Q for the quarter ended December 31, 2011).

4.2	First Supplemental Indenture dated January 18, 2012 between Atwood Oceanics, Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 6.50% Senior Note due 2020 (Incorporated herein by reference to Exhibit 4.2 of our Form 10-Q for the quarter ended December 31, 2011).

*†10.1	Form of Indemnification Agreement for Directors and Executive Officers.

*†10.2	Atwood Oceanics, Inc. Restricted Stock Agreement with Robert J. Saltiel dated December 15, 2009.

*†10.3	Atwood Oceanics, Inc. Amended and Restated Restricted Stock Agreement with Robert J. Saltiel dated December 21, 2010.

*†10.4	Atwood Oceanics, Inc. Clarifying Amendment to Restricted Stock Award with Robert J. Saltiel dated April 20, 2012.

*†10.5	Atwood Oceanics, Inc. Restricted Stock Agreement with Mark Mey dated August 11, 2010.

*†10.6	Atwood Oceanics, Inc. Amended and Restated Restricted Stock Agreement with Mark Mey dated December 21, 2010.

*†10.7	Atwood Oceanics, Inc. Clarifying Amendment to Restricted Stock Award with Mark Mey dated April 20, 2012.

10.8	Second Amendment to Credit Agreement, dated January 18, 2012 among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, various lenders and Nordea Bank Finland Plc, New York Branch (Incorporated herein by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended December 31, 2011).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**101	Interactive data files.

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC. (Registrant)

Date: May 4, 2012	/S/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer