Form 10-Q
period 2012-06-30
ATWOOD OCEANICS INC
filed 2012-08-03
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-13167
_______________________________________________
ATWOOD OCEANICS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2012: 65,364,043 shares of common stock, $1 par value

ATWOOD OCEANICS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Contract drilling	$178,603	$162,147	$534,896	$467,518
COSTS AND EXPENSES:
Contract drilling	87,374	53,004	245,060	161,750
Depreciation	15,650	10,395	46,419	27,991
General and administrative	11,856	9,742	37,502	34,480
Other, net	274	—	1,137	(77)
	115,154	73,141	330,118	224,144
OPERATING INCOME	63,449	89,006	204,778	243,374
OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(1,517)	(1,900)	(1,623)	(3,037)
Interest income	58	97	258	592
	(1,459)	(1,803)	(1,365)	(2,445)
INCOME BEFORE INCOME TAXES	61,990	87,203	203,413	240,929
PROVISION FOR INCOME TAXES	10,279	11,918	26,768	42,182
NET INCOME	$51,711	$75,285	$176,645	$198,747
EARNINGS PER COMMON SHARE (NOTE 2):
Basic	0.79	1.16	2.71	3.07
Diluted	0.79	1.15	2.69	3.04
AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	65,362	64,820	65,221	64,689
Diluted	65,823	65,470	65,715	65,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$51,711	$75,285	$176,645	$198,747
Other comprehensive loss
Loss on interest rate swaps	(556)	—	(1,116)	—
Other comprehensive loss	(556)	—	(1,116)	—
Total comprehensive income	$51,155	$75,285	$175,529	$198,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,980	$295,002
Accounts receivable, net of allowance for doubtful accounts	84,380	87,173
Income tax receivable	4,741	5,631
Inventories of materials and supplies	72,848	58,263
Prepaid expenses and deferred costs	9,608	14,862
Total current assets	250,557	460,931
PROPERTY AND EQUIPMENT, net	2,372,446	1,887,321
LONG TERM ASSETS:
Other receivables	11,875	11,875
Deferred costs and other assets	29,367	15,264
Total long-term assets	41,242	27,139
Total assets	$2,664,245	$2,375,391
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,094	$113,021
Accrued liabilities	33,549	30,680
Notes payable	—	5,461
Income tax payable	3,602	8,461
Deferred credits	26,473	1,700
Total current liabilities	135,718	159,323
LONG TERM LIABILITIES:
Long-term debt	655,000	520,000
Deferred income taxes	9,267	9,780
Deferred credits	6,686	7,910
Other	18,287	25,591
Total long-term liabilities	689,240	563,281
COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)
SHAREHOLDERS' EQUITY:
Preferred stock, no par value;
1,000 shares authorized, none outstanding	—	—
Common Stock, $1 par value;
90,000 shares authorized with 65,363 and 64,960 issued and outstanding at June 30, 2012 and September 30, 2011, respectively	65,363	64,960
Paid-in capital	155,652	145,084
Retained earnings	1,620,915	1,444,270
Accumulated other comprehensive loss	(2,643)	(1,527)
Total shareholders' equity	1,839,287	1,652,787
Total liabilities and shareholders' equity	$2,664,245	$2,375,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$176,645	$198,747
Adjustments to reconcile net cash provided by operating activities:
Depreciation	46,419	27,991
Amortization of debt issuance costs	2,590	1,680
Amortization of deferred items	3,736	4,084
Provision for doubtful accounts	540	—
Provision for inventory obsolescence	615	495
Deferred income tax benefit	(513)	(817)
Share-based compensation expense	7,709	5,406
Other, net	1,137	(77)
Changes in assets and liabilities:
Decrease in accounts receivable	2,253	6,203
Decrease in income tax receivable	890	13,217
Increase in inventory	(15,200)	(4,150)
Decrease in prepaid expenses	6,186	11,989
Increase in deferred costs and other assets	(22,343)	(8,259)
Increase in accounts payable	20,467	2,146
Increase in accrued liabilities	2,356	1,340
Decrease in income tax payable	(4,859)	(20,250)
Increase in deferred credits and other liabilities	10,006	29,730
Net cash provided by operating activities	238,634	269,475
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(594,789)	(499,241)
Proceeds from sale of assets and other	7,513	115
Net cash used by investing activities	(587,276)	(499,126)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of bonds	450,000	—
Proceeds from credit facilities	135,000	225,000
Principal payments on credit facilities	(450,000)	(55,000)
Principal payments on notes payable	(5,461)	—
Proceeds from exercise of stock options	3,262	4,397
Debt issuance costs paid	(181)	(12,194)
Net cash provided by financing activities	132,620	162,203
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(216,022)	$(67,448)
CASH AND CASH EQUIVALENTS, at beginning of period	$295,002	$180,523
CASH AND CASH EQUIVALENTS, at end of period	$78,980	$113,075
Non-cash activities
Decrease in accounts payable and accrued liabilities related to capital expenditures	$(61,545)	$(1,499)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Loss
	Common Stock		Paid-in Capital	Retained Earnings		Total Stockholders’ Equity
(In thousands)	Shares	Amount
September 30, 2011	64,960	$64,960	$145,084	$1,444,270	$(1,527)	$1,652,787
Net income	—	—	—	176,645	—	176,645
Other comprehensive loss	—	—	—	—	(1,116)	(1,116)
Restricted stock awards	207	207	(207)	—	—	—
Exercise of employee stock options	196	196	3,066	—	—	3,262
Stock option and restricted stock award compensation expense	—	—	7,709	—	—	7,709
June 30, 2012	65,363	$65,363	$155,652	$1,620,915	$(2,643)	$1,839,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of June 30, 2012, and for the three and nine months ended June 30, 2012 and 2011, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc., its subsidiaries and affiliates. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2011. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report to Shareholders for the year ended September 30, 2011. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

2.	EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
June 30, 2012
Basic earnings per share	$51,711	65,362	$0.79	$176,645	65,221	$2.71
Effect of dilutive securities:
Stock options	—	461	$—	—	494	$(0.02)
Diluted earnings per share	$51,711	65,823	$0.79	$176,645	65,715	$2.69
June 30, 2011
Basic earnings per share	$75,285	64,820	$1.16	$198,747	64,689	$3.07
Effect of dilutive securities:
Stock options	—	650	$(0.01)	—	666	$(0.03)
Diluted earnings per share	$75,285	65,470	$1.15	$198,747	65,355	$3.04

The calculation of diluted earnings per share for the three and nine months ended June 30, 2012 and 2011 excludes shares of common stock related to approximately 672,000 and 684,000 outstanding stock options, respectively, because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

3.	SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period, which is generally the vesting period of the equity award. As of June 30, 2012, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $7.1 million and $14.8 million, respectively, which we expect to recognize over a weighted average period of approximately 2.4 years.

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

The per share weighted average fair value of stock options granted during the nine months ended June 30, 2012 was $16.90. We estimated the fair value of each stock option then outstanding using the Black-Scholes pricing model and the following assumptions for the nine months ended June 30, 2012:

Risk-Free Interest Rate	0.9%
Expected Volatility	44%
Expected Life (Years)	5.4
Dividend Yield	None

The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. We estimated expected volatility using six-year historical volatility and estimated the expected term of the stock options using historical data for the last ten years. We have never paid any cash dividends on our common stock.

A summary of stock option activity during the nine months ended June 30, 2012 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at September 30, 2011	1,480	$25.44	6.1	$13,198
Granted	320	$41.60
Exercised	(196)	$16.72		$5,828
Forfeited	(59)	$36.34
Outstanding at June 30, 2012	1,545	$29.48	6.3	$12,934
Exercisable at June 30, 2012	950	$24.03	4.9	$13,117

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

A summary of restricted stock activity for the nine months ended June 30, 2012 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at September 30, 2011	560	$34.54
Granted	391	$41.36
Vested	(207)	$33.07
Forfeited	(41)	$38.49
Unvested at June 30, 2012	703	$38.54

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

(In thousands)	June 30, 2012	September 30, 2011
Drilling vessels and equipment	$1,624,065	$1,578,592
Construction work in progress	1,212,129	736,827
Drill pipe	19,407	18,182
Office equipment and other	17,292	8,800
Cost	2,872,893	2,342,401
Less: Accumulated depreciation	(500,447)	(455,080)
Drilling and other property and equipment, net	$2,372,446	$1,887,321

Property and equipment are recorded at cost. Interest incurred related to property under construction is capitalized as a component of construction costs. Interest capitalized during the three months ended June 30, 2012 and 2011 was approximately $9.8 million and $2.4 million and $25.8 million and $4.7 million for the nine month period ending June 30, 2012 and 2011, respectively.

New Construction Projects

As of June 30, 2012, we had expended approximately $1.2 billion towards our six drilling units under construction, including the Atwood Condor, which was placed into service in early July 2012. Total unpaid firm commitments for our remaining five drilling units currently under construction are approximately $1.2 billion.

5.	LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	June 30, 2012	September 30, 2011
Senior Notes, bearing fixed interest at 6.5% per annum	$450,000	$—
Credit Facility, bearing interest at approximately 3.3%(1) per annum at June 30, 2012 and 3.1%(1) per annum at September 30, 2011.	205,000	520,000
(1) After the impact of our interest rate swaps.	$655,000	$520,000

Senior Notes

In January 2012, we issued $450 million aggregate principal amount of our 6.50% Senior Notes due 2020 (the “Notes”). We received net proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $440 million. We used the net proceeds to reduce outstanding borrowings under our credit facility.

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

Credit Facility

As of June 30, 2012, we had $205.0 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility, which we entered into in May 2011. Our subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.5% (approximately 3.3% per annum at June 30, 2012, after considering the impact of our interest rate swaps). Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. The credit facility also provides for the issuance, when required, of standby letters of credit. The credit facility has a commitment fee of 1.0% per annum on the unused portion of the underlying commitment. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $350 million for a total commitment of up to $1.1 billion.

We were in compliance with all financial covenants under the credit facility at June 30, 2012.

As of June 30, 2012, three of our five interest rate swap agreements outstanding were in effect to fix the interest rate on $150.0 million of our borrowings under the credit facility at 3.5% through September 2014.

6.	INTEREST RATE SWAPS

Our credit facility exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically re-determined based on the prevailing Eurodollar rate. We enter into interest rate swaps to limit our exposure to fluctuations in interest rates. We do not engage in derivative transactions for speculative or trading purposes and we are not a party to leveraged derivatives.

Currently, we have five executed interest rate swap agreements outstanding covering $250 million of our borrowings under the credit facility. In February 2012, we temporarily suspended four swaps for periods ranging from two to five months due to the repayment of borrowings under the credit facility following the issuance of the Notes. During the quarter ended June 30, 2012, two of the suspended swaps became active again, resulting in a total of three interest rate swap agreements in effect to fix the interest rate on $150.0 million of our borrowings under the credit facility at 3.5%. The remaining two suspended swaps will become active again in the quarter ended September 30, 2012. When all five swaps are active, the swaps fix the interest rate on $250 million of borrowings under the credit facility at a weighted average interest rate of 3.4% through September 2014.

Fair Value of Derivatives

The following table presents the carrying amount of our cash flow hedge derivative contracts included in the Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011 (in thousands):

		June 30	September 30
Type of Contract	Balance Sheet Classification	2012	2011
Short term interest rate swaps	Accrued liabilities	$1,481	$988
Long term interest rate swaps	Other long-term liabilities	1,235	631
Total derivative contracts, net		$2,716	$1,619

We record the interest rate derivative contracts at fair value on our consolidated balance sheets (See Note 8). Hedging effectiveness is evaluated each quarter end using the “Dollar Off-Set Method”. Each quarter, changes in the fair values will adjust the balance sheet asset or liability, with an offset to Other Comprehensive Income (“OCI”) for the effective portion of the hedge.

For the three and nine months ended June 30, 2012, we recognized a loss of approximately $0.6 million and $1.1 million, respectively, in OCI as a result of changes in fair value of our interest rate swaps as of June 30, 2012, net of realized losses incurred via settlement payments throughout the period, and as a result of a loss realized from hedge ineffectiveness.

For interest rate swaps, we evaluate all material terms between the swap and the underlying debt obligation. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. For the nine months ended June 30, 2012, we recognized a $0.4 million loss on our condensed consolidated statement of operations due to hedge ineffectiveness. No loss was recognized during the quarter ended June 30, 2012 due to ineffectiveness.

7.	INCOME TAXES

Our consolidated effective income tax rate for the three and nine months ended June 30, 2012 was approximately 17% and 13%, respectively, which includes an approximate $6.4 million tax benefit recognized during the previous quarter related to the settlement of a foreign tax examination.

We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At June 30, 2012, we had approximately $8.0 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $2.3 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. Accordingly, all $8.0 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.

Our United States tax returns for fiscal year 2009 and subsequent years remain subject to examination by tax authorities. As we conduct business globally, we have various tax years that remain open to examination in various international tax jurisdictions. We do not anticipate that any tax contingencies resolved during the next 12 months will have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following table sets forth the estimated fair value of certain financial instruments at June 30, 2012, which are measured and recorded at fair value on a recurring basis:

	June 30, 2012
		Fair Value Measurement
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Interest rate swaps	$2,716	$—	$2,716	$—	$2,716

Interest rate swaps - The fair values of our interest rate swaps are based upon valuations calculated by an independent third party. The derivatives were valued according to the "Market approach" where possible, and the "Income approach" otherwise. A third party independently valued each instrument using forward price data supplied by dealers and the Chicago Mercantile Exchange (the exchange on which similar derivatives trade) indexed to one month USD LIBOR as of June 29, 2012, and broker quotes for credit default swaps or related credit instruments. It was determined that the contribution of the credit valuation adjustment to total fair value is less than 2.5% for all derivatives and is therefore not significant. Based on valuation inputs for fair value measurement and independent review performed by third party consultants, we have classified our derivative contracts as Level 2.

Long-term Debt – Our long-term debt consists of both our Notes and our credit facility.

Credit Facility – The carrying amounts of our variable-rate debt approximates fair value because such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs for purposes of determining our fair value disclosure are readily available published Eurodollar rates.

Notes – The carrying value of our Notes is $450 million while the fair value of those Notes is $466.4 million, based upon a valuation calculated by an independent third party. The third party conducted independent research concerning interest rates and credit risk and relied on market sources to assess the LIBOR swap curve data as well as information provided in the debt purchase agreement. We have classified this instrument as Level 2 as valuation inputs for fair value measurements are quoted market prices for the Notes obtained from independent third party sources on June 30, 2012. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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

As of June 30, 2012, we have paid to the Indian government $10.1 million in service taxes and have accrued $1.8 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.9 million relating to service taxes. We expect to collect all amounts outstanding, as such, we have recorded a corresponding $11.9 million long-term other receivable due from our customer relating to service taxes due under the contract. We intend to pursue collection of such amounts from our customer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011 included elsewhere herein, and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and elsewhere in this Quarterly Report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at June 30, 2012, and our results of operations for the three and nine months ended June 30, 2012 and 2011. Financial and operating results for the three months ended June 30, 2012, include:

•	Operating revenues totaling $179 million on 594 operating days as compared to $162 million on 536 operating days for the three months ended June 30, 2011;

•	Net income of $52 million as compared to $75 million for the three months ended June 30, 2011;

•	Net cash provided by operating activities of $82 million as compared to $96 million for the three months ended June 30, 2011; and

•	Capital expenditures of $197 million as compared to $78 million for the three months ended June 30, 2011.

MARKET OUTLOOK

Industry Conditions

Through the first half of 2012, global offshore drilling activity has remained robust based on absolute levels of both rig utilization and dayrates. This robust activity is evident in all rig asset segments, with particular strength in the ultra-deepwater and deepwater segments. These solid industry fundamentals persist despite the recent volatility in oil prices.

Demand for commodities, especially oil, is dependent on the health of the global economy. Global economic growth has continued to slow in 2012 increasing the risk of downward pressure on commodity prices. The European sovereign liquidity and solvency crises, coupled with an economic growth slowdown in the Chinese economy and uncertainty as to the strength of the United States economic recovery, may impede future economic growth. Any significant slowdown in global economic growth could result in an excess of oil supply over demand which, in turn, may lead to lower oil prices in the future and negatively impact the offshore drilling industry.

Offshore drilling activity in the U.S. Gulf of Mexico (the "US GOM") has returned to levels the industry last experienced in April 2010 prior to the Macondo well incident. Although risks remain, including the risks raised by third party environmental lawsuits targeting the permitting process and the risk of the enactment of new drilling regulations, we are encouraged by the level of permitting activity and, absent any significant safety or environmental event, expect drilling activity to continue to increase in the US GOM.

New build rig announcements have slowed significantly since late 2011. After seeing a total of 40 drillships ordered during the twelve months ended November 30, 2011, only 11 drillships (excluding those ordered by Sete Brasil) have been ordered since that time. This slowdown is primarily the result of there being only a limited number of offshore drilling contractors with an aggregate of 40 uncontracted floating rigs currently under construction, a lack of visibility as to the sustainability of the global economic recovery and the reduction in speculative financing for new build orders. This decrease in the level of new build orders, together with the continued weakness in the shipping industry, has resulted in new build construction prices remaining attractive as compared to previous market cycles.

Deepwater and Ultra-deepwater

Deepwater and ultra-deepwater rig utilization were 98% and 100%, respectively, during the quarter ended June 30, 2012. These tight utilization levels have resulted in recent day rates on new contracts approaching $450,000 and $600,000, respectively, for deepwater and ultra-deepwater rigs.

The Atwood Condor, a dynamically positioned, 10,000 foot water depth ultra-deepwater semisubmersible, which was placed into service in early July 2012, at a total cost, including project management, drilling, handling tools and spares, of approximately $750 million. The Atwood Condor is currently mobilizing to the US GOM to begin a 21-month contract. The rig is expected to arrive on location in the US GOM in late October 2012.

In April 2012, the Atwood Osprey, a moored 8,200 foot water depth ultra-deepwater semisubmersible, received a three-year extension of its contract in Australia and is now contracted through mid-2017. The Atwood Eagle and Atwood Falcon, both deepwater semisubmersibles, are contracted through the second quarter of fiscal year 2014 and the first quarter of fiscal year 2015, respectively. Finally, the Atwood Hunter, a deepwater semisubmersible, will complete its four-year contract in October 2012. Thereafter the rig will begin a three well program, which is expected to provide work into July 2013.

The Atwood Advantage, a DP-3 dynamically-positioned, dual derrick, ultra-deepwater drillship rated to operate in water depths up to 12,000 feet, is currently under construction at the Daewoo Shipbuilding & Marine Engineering ("DSME") shipyard in South Korea. The Atwood Advantage will have enhanced technical capabilities, including a seven-ram blowout preventer (“BOP”), the ability to have two BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. The Atwood Advantage is expected to be delivered in September 2013 at a total cost, including project management, drilling and handling tools and spares, of approximately $600 million.

The Atwood Achiever, which is also currently under construction at the DSME shipyard in South Korea, is identical in all material respects to the Atwood Advantage. The Atwood Achiever is scheduled for delivery in June 2014 at a total cost, including project management, drilling and handling tools and spares, of approximately $600 million.

We have until September 30, 2012 to exercise our option to build an additional ultra-deepwater drillship with DSME. In determining whether to exercise this option the Company will consider several factors, including the absolute level of oil and gas prices, the magnitude of its the contract drilling revenue backlog, the current and prospective supply and demand dynamics of the ultra-deepwater drilling segment, current ultra-deepwater contract dayrates and newbuild drillship construction prices.

Although we currently do not have drilling contracts for the Atwood Advantage or the Atwood Achiever, we expect that the demand for ultra-deepwater drilling capacity in established and emerging basins should provide us with opportunities to contract these two rigs prior to their delivery dates.

As of June 30, 2012, we had invested approximately $1.1 billion toward the construction of the Atwood Condor, the Atwood Advantage, and the Atwood Achiever.

Jack-ups

Although the bifurcation in day rates and utilization levels between standard and high-specification jack-up rigs has narrowed slightly from previous quarters, exploration and production companies appear to remain willing to pay higher day rates for higher specification equipment. Currently, high-specification jack-up rigs are achieving marketed utilization levels of approximately 98% as compared to approximately 90% for the remainder of the global jack-up fleet. High-specification rigs continue to represent less than 30% of the global jack-up fleet. We expect this trend to become more accentuated as the majority of the older standard rigs are now contracted. There are currently 54 uncontracted high-specification new build rigs scheduled for delivery through 2014.

Currently, the Atwood Aurora is contracted through August 2013 while the Atwood Beacon is contracted through February 2013. The Vicksburg, our only standard jack-up, is contracted through December 2013.

We currently have three Pacific Class 400 high-specification jack-up drilling units, the Atwood Mako, the Atwood Manta and the Atwood Orca, under construction at the PPL Shipyard Pte. Ltd. (“PPL”) shipyard in Singapore. These new rigs will have a rated water depth of 400 feet, accommodations for 150 personnel and significant offline handling features. The three rigs are expected to cost approximately $190 million each, including project management, drilling and handling tools, and spares and are scheduled for delivery in September 2012, December 2012 and June 2013, respectively. These three rigs are currently ahead of their construction schedules.

The Atwood Mako is expected to begin a one-year contract in Thailand directly after mobilization from the shipyard in Singapore in early-September. We expect to contract the the Atwood Manta and Atwood Orca prior to its delivery date due to the strong demand for newer, more capable high-specification assets.

As of June 30, 2012, we had invested approximately $119.8 million toward the construction of the Atwood Mako, the Atwood Manta, and the Atwood Orca.

Idled Rigs

During fiscal year 2010, the Atwood Southern Cross, Richmond and Seahawk completed their drilling contracts and were subsequently idled. In July 2012, we completed the disposition of the Richmond for approximately $7.0 million which approximates the book value of the rig at June 30, 2012. With respect to the remaining two idled rigs, we do not anticipate these units returning to service in the near term due to the lack of sufficient continuous demand. Neither rig is being actively marketed at this time.

Contract Backlog

We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at June 30, 2012 was approximately $2.1 billion, representing a 110% increase compared to our contract backlog of $1.0 billion at June 30, 2011. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to various factors, including unscheduled repairs, maintenance, weather and other factors. Such factors may result in lower applicable day rates than the full contractual day rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Part I., Item 1A. in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The following table sets forth, as of June 30, 2012, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively-marketed drilling units for the periods indicated (dollars in millions):

	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	2016 and thereafter	Total
Contract Drilling Revenue Backlog
Ultradeepwater and Deepwater	$187	$738	$542	$190	$281	$1,938
Jack-ups	35	97	—	—	—	132
	$222	$835	$542	$190	$281	$2,070
Percent of Available Operating Days Committed	100%	66%	28%	9%

RESULTS OF OPERATIONS

Operating Revenues—Revenues for the three and nine months ended June 30, 2012 increased approximately $16.5 million, or 10%, and $67.4 million, or 14%, respectively, compared to the three and nine months ended June 30, 2011. A comparative analysis of revenues is as follows:

	REVENUES (In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Atwood Osprey	$45.0	$16.2	$28.8	$124.3	$16.2	$108.1
Atwood Eagle	31.6	39.6	(8.0)	102.2	104.6	(2.4)
Atwood Falcon	18.3	39.0	(20.7)	62.8	118.5	(55.7)
Atwood Hunter	48.2	40.4	7.8	143.5	140.2	3.3
Atwood Beacon	10.8	12.2	(1.4)	33.8	34.1	(0.3)
Atwood Aurora	14.9	6.1	8.8	40.6	28.5	12.1
Vicksburg	8.3	8.8	(0.5)	26.2	25.6	0.6
Other	1.5	(0.2)	1.7	1.5	(0.2)	1.7
	$178.6	$162.1	$16.5	$534.9	$467.5	$67.4

The Atwood Osprey commenced drilling operations in late May 2011 offshore Australia, and thus, earned only one month of revenue in the prior fiscal periods.

The decrease in revenues for the Atwood Eagle during the three months ended June 30, 2012 is due primarily to the rig working on a lower day rate contract as compared to the prior fiscal year quarter. Revenues for the nine months ended June 30, 2012 were relatively consistent with the prior fiscal year period.

The decrease in revenues for the Atwood Falcon during the three and nine months ended June 30, 2012 is due primarily to the rig working at a lower day rate when compared to the prior fiscal periods and the rig undergoing a shipyard project for certain upgrades from February to May 2012. Following completion of such upgrades, the rig relocated to work offshore Australia and began operations in late May 2012.

The increase in revenues for the Atwood Hunter for the three and nine months ended June 30, 2012, as compared to prior periods, is primarily due to higher utilization in the current fiscal periods as a result of downtime incurred for unplanned maintenance in the third quarter of the prior fiscal year.

Revenues for the Atwood Beacon remained relatively consistent during the three and nine months ended June 30, 2012 when compared to the prior fiscal periods.

The increase in revenues for the Atwood Aurora for the three and nine months ended June 30, 2012, as compared to prior periods, is due to the rig working on a higher day rate contract during the current fiscal period and undergoing a shipyard project for certain enhancements during the prior fiscal year periods. After the shipyard project, the rig relocated in late September 2011 to work offshore West Africa where it is currently operating.

Revenues for the Vicksburg remained relatively consistent during the three and nine months ended June 30, 2012 when compared to the prior fiscal periods.

Contract Drilling Costs—Contract drilling costs for the three and nine months ended June 30, 2012, increased approximately $34.4 million, or 65%, and $83.3 million, or 51%, respectively, compared to the three and nine months ended June 30, 2011. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS (In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Atwood Osprey	$16.1	$6.5	$9.6	$48.2	$8.4	$39.8
Atwood Eagle	14.9	16.7	(1.8)	47.7	49.4	(1.7)
Atwood Falcon	21.0	7.9	13.1	41.4	23.0	18.4
Atwood Hunter	11.7	7.1	4.6	37.6	26.0	11.6
Atwood Beacon	7.6	7.2	0.4	23.5	23.6	(0.1)
Atwood Aurora	7.4	3.7	3.7	24.6	14.6	10.0
Vicksburg	4.8	3.7	1.1	15.2	11.9	3.3
Other	3.9	0.2	3.7	6.9	4.9	2.0
	$87.4	$53.0	$34.4	$245.1	$161.8	$83.3

The Atwood Osprey, commenced drilling operations in late May 2011 offshore Australia, and, therefore, incurred minimal contract drilling costs in the prior fiscal periods.

Drilling costs for the Atwood Eagle remained relatively consistent compared to the prior fiscal periods.

The increase in contract drilling costs for the Atwood Falcon for the three and nine months ended June 30, 2012, as compared to prior periods, is due to increased maintenance activities during the shipyard project from February 2012 to May 2012.

The increase in contract drilling costs for the Atwood Hunter for the three and nine months ended June 30, 2012 is due primarily to increased equipment related costs associated with maintenance projects and inspections as compared to the prior fiscal periods.

Drilling costs for the Atwood Beacon remained relatively consistent compared to the prior fiscal periods.

The increase in contract drilling costs for the Atwood Aurora for the three and nine months ended June 30, 2012, as compared to prior periods, is attributable primarily to increased costs for monthly amortization charges for mobilization to West Africa and to lower operating expenses incurred due to the shipyard project in the prior fiscal quarter.

The increase in contract drilling costs for the Vicksburg for the three and nine months ended June 30, 2012 is attributable to increased equipment related costs associated with maintenance projects as compared to the prior fiscal year periods.

Other drilling costs for the three and nine months ended June 30, 2012 increased as compared to prior periods due primarily to training costs associated with the preparation of the Atwood Condor for drilling operations in the US GOM commencing in early fiscal year 2013.

Depreciation—Depreciation expense for the three and nine months ended June 30, 2012 increased approximately $5.3 million, or 51%, and $18.4 million, or 66%, respectively, compared to the three and nine months ended June 30, 2011. A comparative analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE (In millions)
	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Atwood Osprey	$6.2	$1.6	$4.6	$18.7	$1.6	$17.1
Atwood Eagle	1.4	1.2	0.2	4.1	3.6	0.5
Atwood Falcon	1.8	1.3	0.5	4.3	3.9	0.4
Atwood Hunter	1.6	1.6	—	4.8	4.8	—
Atwood Beacon	1.2	1.2	—	3.7	3.5	0.2
Atwood Aurora	1.8	1.8	—	5.6	5.5	0.1
Vicksburg	0.5	0.5	—	1.4	1.5	(0.1)
Other	1.2	1.2	—	3.8	3.6	0.2
	$15.7	$10.4	$5.3	$46.4	$28.0	$18.4

The Atwood Osprey, which was placed into service in late May 2011, incurred only one month of depreciation expense in the prior fiscal year periods.

Depreciation expense for all other rigs has remained relatively consistent during the three and nine months ended June 30, 2012 when compared to the prior fiscal year periods.

General and Administrative—For the three and nine months ended June 30, 2012, general and administrative expenses increased by approximately $2.2 million, or 23%, and $3.0 million, or 9%, respectively, compared to the three and nine months ended June 30, 2011. This is primarily due to increased compensation costs related to an increase in support personnel, which was partially offset by higher expenses in the prior fiscal periods in connection with transition of executive leadership.

Income Taxes—Our effective tax rate was 17% and 13% for the three and nine months ended June 30, 2012, respectively, compared to 14% and 18% for the three and nine months ended June 30, 2011, respectively. The effective tax rate for the nine months ended June 30, 2012 was lower due in part to an approximate $6.4 million tax benefit recognized during the three months ended March 31, 2012 related to the settlement of a foreign tax examination. Additionally, the rates from the prior fiscal periods included a $6.1 million increase in our liability for uncertain tax positions. Our effective tax rates were lower than the statutory rate of 35% as a result of working in certain foreign nontaxable and deemed profit tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $595 million for the nine months ended June 30, 2012. During the nine months ended June 30, 2012, our capital expenditures and working capital needs were funded by cash flows from operations, borrowings under our credit facility and a reduction of cash and cash equivalents. The reduction in cash and cash equivalents was partially offset by a decrease in accounts payable of $41 million, resulting in a decrease in our net working capital to $115 million as of June 30, 2012 from $302 million as of September 30, 2011.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Revolving Credit Facility

As of June 30, 2012, we had $205 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility. Including the $450 million aggregate principal amount of our senior notes, we had a total debt to capitalization ratio of 26%. As of August 1, 2012, an additional $45 million had been borrowed under our credit facility subsequent to June 30, 2012. Our subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.5% (approximately 3.3% per annum at June 30, 2012, after considering the impact of our interest rate swaps). Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. The credit facility also provides for the issuance, when required, of standby letters of credit. The credit facility has a commitment fee of 1.0% per annum on the unused portion of the underlying commitment. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $350 million for a total commitment of up to $1.1 billion.

We were in compliance with all financial covenants under the credit facility at June 30, 2012.

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

Capital Expenditures

We estimate that our total capital expenditures, including maintenance capital expenditures, for fiscal year 2012 will be approximately $780 million, substantially all of which is contractually committed. As of June 30, 2012, we had incurred approximately $595 million of our total expected capital expenditures for fiscal year 2012. The remaining capital expenditures are expected to be funded with cash flows from operations and additional borrowings under our credit facility.

As of June 30, 2012, we had expended approximately $1.2 billion on our six new build drilling units, including the Atwood Condor which was placed into service in early July 2012. The expected costs for the five remaining drilling units currently under construction are as follows (in millions):

Remaining Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Total
$168	$354	$800	$—	$1,322

We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our revolving credit facility, which has provisions to increase the total commitment to $1.1 billion as described above.

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

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of September 30, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report to Shareholders for fiscal year 2011, filed as exhibit 13.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. As of June 30, 2012, other than with respect to the construction contract relating to the Atwood Achiever, the issuance of the Notes and the repayment of borrowings under our credit facility, subsequent borrowings under our credit facility and payments with respect to our new build construction contracts, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, interest rate risk and foreign currency exchange risk as discussed below:

Interest Rate Risk

The provisions of our credit facility provide for a variable interest rate cost on our $205 million outstanding as of June 30, 2012. However, we employed an interest rate risk management strategy that utilizes derivative instruments with respect to $150 million of our debt as of June 30, 2012 in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, only $55 million of our variable long-term debt outstanding at June 30, 2012 is subject to changes in interest rates. Thus, a 10% change in the interest rate on the floating rate debt would not have a material impact on our annual earnings and cash flows.

Foreign Currency Risk

As a multinational company, we conduct business in numerous foreign countries. Our functional currency is the U.S. dollar. Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than our functional currency. Based on June 30, 2012 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material impact on our annual earnings and cash flows. We did not have any open derivative contracts relating to foreign currencies at June 30, 2012.

Market Risk

Our Notes are maintained at a fixed interest rate whose fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Notes, was approximately $466.4 million at June 30, 2012, compared to the carrying amount of $450.0 million. If prevailing market interest rates had been 10% lower at June 30, 2012, the change in fair value of our Notes, would have been immaterial.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 10 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of June 30, 2012, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	By-Laws of Atwood Oceanics, Inc., effective May 24, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed on May 30, 2012).

†10.1
Atwood Oceanics, Inc. Clarifying Amendment to Restricted Stock Award with Robert J. Saltiel dated April 20, 2012 (Incorporated herein by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

†10.2
Atwood Oceanics, Inc. Clarifying Amendment to Restricted Stock Award with Mark Mey dated April 20, 2012 (Incorporated herein by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

†10.3	Form of Executive Change of Control Agreement (Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on May 30, 2012).

†10.4
First Amendment, dated as of May 24, 2012, to the Atwood Oceanics, Inc. Salary Continuation Plan (formerly known as the Restated Executive Life Insurance Plan) (Incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on May 30, 2012).

†10.5	Form of Salary Continuation Agreement (Incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on May 30, 2012).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**101	Interactive data files.

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC. (Registrant)

Date: August 3, 2012	/S/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer