Form 10-Q
period 2012-12-31
ATWOOD OCEANICS INC
filed 2013-02-01
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED December 31, 2012

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 30, 2013: 65,641,866 shares of common stock, $1.00 par value

ATWOOD OCEANICS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2012

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(In thousands, except per share amounts)	2012	2011
REVENUES:
Contract drilling	$245,093	$184,672
COSTS AND EXPENSES:
Contract drilling	111,916	78,344
Depreciation	27,578	15,363
General and administrative	17,221	14,094
Other, net	7	—
	156,722	107,801
OPERATING INCOME	88,371	76,871
OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(4,408)	(603)
Interest income	124	86
Other	—	1,577
	(4,284)	1,060
INCOME BEFORE INCOME TAXES	84,087	77,931
PROVISION FOR INCOME TAXES	11,256	12,463
NET INCOME	$72,831	$65,468
EARNINGS PER COMMON SHARE (NOTE 2):
Basic	1.11	1.01
Diluted	1.10	1.00
AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	65,528	65,024
Diluted	66,092	65,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
(In thousands)	2012	2011
Net income	$72,831	$65,468
Other comprehensive income (loss)
Interest rate swaps	372	(208)
Other comprehensive income (loss)	372	(208)
Total comprehensive income	$73,203	$65,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$108,341	$77,871
Accounts receivable, net of allowance for doubtful accounts of $1,871 and $0 at December 31, 2012 and September 30, 2012, respectively	142,934	167,186
Income tax receivable	5,609	5,750
Inventories of materials and supplies	80,367	80,290
Prepaid expenses and deferred costs	31,117	39,437
Total current assets	368,368	370,534
Property and equipment, net	2,854,515	2,537,340
Other receivables	11,868	11,875
Deferred costs and other assets	24,195	24,013
Total assets	$3,258,946	$2,943,762
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,420	$83,592
Accrued liabilities	29,261	24,478
Notes payable	—	5,148
Income tax payable	13,314	9,711
Deferred credits	15,095	13,738
Total current liabilities	136,090	136,667

Long-term debt	1,070,000	830,000
Deferred income taxes	8,571	8,791
Deferred credits	7,659	8,928
Other	20,300	19,954
Total long-term liabilities	1,106,530	867,673
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 90,000 shares authorized with 65,632 and 65,452 issued and outstanding at December 31, 2012 and September 30, 2012, respectively	65,632	65,452
Paid-in capital	164,061	160,540
Retained earnings	1,789,272	1,716,441
Accumulated other comprehensive loss	(2,639)	(3,011)
Total shareholders' equity	2,016,326	1,939,422
Total liabilities and shareholders' equity	$3,258,946	$2,943,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$72,831	$65,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,578	15,363
Amortization of debt issuance costs	1,036	681
Amortization of deferred items	(32)	393
Provision for doubtful accounts	1,871	—
Provision for inventory obsolescence	181	255
Deferred income tax benefit	(220)	(186)
Share-based compensation expense	3,048	1,790
Other, net	7	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	22,388	(32,511)
Decrease in income tax receivable	141	1,640
(Increase) decrease in inventory	(257)	6,106
Decrease in prepaid expenses	5,470	1,378
Increase in deferred costs and other assets	(4,039)	(1,040)
Increase (decrease) in accounts payable	(27,978)	3,463
Increase (decrease) in accrued liabilities	4,937	(9,143)
Increase in income tax payable	3,603	3,249
Increase in deferred credits and other liabilities	6,354	843
	44,088	(7,719)
Net cash provided by operating activities	116,919	57,749
Cash flows from investing activities:
Capital expenditures	(321,995)	(257,446)
Proceeds from sale of assets	41	—
Net cash used by investing activities	(321,954)	(257,446)
Cash flows from financing activities:
Proceeds from bank credit facilities	240,000	—
Principal payments on notes payable	(5,148)	(5,461)
Proceeds from exercise of stock options	653	79
Net cash provided (used) by financing activities	235,505	(5,382)
Net increase (decrease) in cash and cash equivalents	$30,470	$(205,079)
Cash and cash equivalents, at beginning of period	$77,871	$295,002
Cash and cash equivalents, at end of period	$108,341	$89,923
Non-cash activities
Increase (decrease) in accounts payable and accrued liabilities related to capital expenditures	$22,806	$(83,190)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
September 30, 2012	65,452	$65,452	$160,540	$1,716,441	$(3,011)	$1,939,422
Net income	—	—	—	72,831	—	72,831
Other comprehensive gain	—	—	—	—	372	372
Restricted stock awards	142	142	(142)	—	—	—
Exercise of employee stock options	38	38	615	—	—	653
Stock option and restricted stock award compensation expense		—	3,048	—	—	3,048
December 31, 2012	65,632	$65,632	$164,061	$1,789,272	$(2,639)	$2,016,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of December 31, 2012, and for the three months ended December 31, 2012 and 2011, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2012. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2012. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three months ended December 31, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Three Months Ended
	Net Income	Shares	Per Share Amount
December 31, 2012
Basic earnings per share	$72,831	65,528	$1.11
Effect of dilutive securities:
Stock options	—	409	$(0.01)
Restricted stock	—	155	$—
Diluted earnings per share	$72,831	66,092	$1.10
December 31, 2011
Basic earnings per share	$65,468	65,024	$1.01
Effect of dilutive securities:
Stock options	—	348	$(0.01)
Restricted stock	—	169	$—
Diluted earnings per share	$65,468	65,541	$1.00

The calculation of diluted earnings per share for the three months ended December 31, 2012 and 2011 excludes shares of common stock related to approximately 296,000 and 977,000 outstanding stock options, respectively, because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

NOTE 3—SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which is generally the vesting period of the equity award. As of December 31, 2012, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $5.6 million and $24.3 million, respectively, which we expect to recognize over a weighted average period of approximately 2.4 years.

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

A summary of stock option activity during the three months ended December 31, 2012 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2012	1,450	$29.74	6.1	$22,663
Granted	0	$—
Exercised	(38)	$16.25		$1,181
Forfeited	(16)	$38.96
Outstanding at December 31, 2012	1,396	$29.98	5.9	$22,058
Exercisable at December 31, 2012	1,023	$26.44	5.0	$19,785

Restricted Stock

We have awarded restricted stock under the Atwood Oceanics, Inc. 2007 Long-Term Incentive Plan (as amended, the "2007 Plan") to certain employees and to our non-employee directors. All current awards of restricted stock to employees are subject to a vesting and restriction period ranging from three to four years, subject to early termination as provided in the 2007 Plan. In addition, certain awards of restricted stock to employees are subject to market-based performance conditions. The number of shares that vest based on market-based performance conditions will depend on the degree of achievement of specified corporate performance criteria which are strictly market-based. All awards of restricted stock to non-employee directors are subject to a vesting and restriction period of a minimum of 13 months, subject to early termination as provided in the 2007 Plan. We value restricted stock awards based on the fair market value of our common stock on the date of grant and also adjust fair market value for any awards subject to market-based performance conditions, where applicable.

A summary of restricted stock activity for the three months ended December 31, 2012 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at October 1, 2012	701	$38.54
Granted	323	$46.46
Vested	(142)	$34.77
Forfeited	(9)	$39.62
Unvested at December 31, 2012	873	$42.06

NOTE 4—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows (in thousands):

(In thousands)	December 31, 2012	September 30, 2012
Drilling vessels and equipment	$2,727,429	$2,523,895
Construction work in progress	575,820	438,081
Drill pipe	20,658	20,576
Office equipment and other	22,099	19,610
Cost	3,346,006	3,002,162
Less: Accumulated depreciation	(491,491)	(464,822)
Drilling and other property and equipment, net	$2,854,515	$2,537,340

Property and equipment are recorded at cost. Interest incurred related to property under construction is capitalized as a component of construction costs. Interest capitalized during the three months ended December 31, 2012 and 2011 was approximately $9.0 million and $4.8 million, respectively.

Construction Projects

As of December 31, 2012, we had expended approximately $564 million towards our four drilling units under construction. Total remaining firm commitments for our four drilling units currently under construction were approximately $1.2 billion at December 31, 2012.

NOTE 5—LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	December 31, 2012	September 30, 2012
Senior Notes, bearing fixed interest at 6.5% per annum	$450,000	$450,000
Credit Facility, bearing interest at approximately 3.0%(1) per annum at December 31, 2012 and 3.2%(1) per annum at September 30, 2012	620,000	380,000
(1) After the impact of our interest rate swaps.	$1,070,000	$830,000

Revolving Credit Facility

As of December 31, 2012, we had $620 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility. The credit facility was entered into in May 2011 and matures in May 2016. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.5%. Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps (See Note 6).

We were in compliance with all financial covenants under the credit facility at December 31, 2012.

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

At December 31, 2012, we had five $50 million notional interest rate swaps in effect. These interest rate swaps fix the interest rate on $250 million of borrowings under the credit facility at a weighted average interest rate of 3.4% through September 2014.

Fair Value of Derivatives

The following table presents the carrying amount of our cash flow hedge derivative contracts included in the Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012 (in thousands):

		December 31,	September 30,
Type of Contract	Balance Sheet Classification	2012	2012
Short term interest rate swaps	Accrued liabilities	$1,751	$1,705
Long term interest rate swaps	Other long-term liabilities	1,002	1,414
Total derivative contracts, net		$2,753	$3,119

We record the interest rate derivative contracts at fair value on our consolidated balance sheets (See Note 8). Hedging effectiveness is evaluated each quarter end using the “Dollar Off-Set Method”. Each quarter, changes in the fair values will adjust the balance sheet asset or liability, with an offset to Other Comprehensive Income (“OCI”) for the effective portion of the hedge.

For the three months ended December 31, 2012, we recognized a gain of approximately $0.4 million in OCI as a result of realized losses associated with effective portion of the hedge and classified as interest expense, net of capitalized interest on our Consolidated Statement of Operations.

For interest rate swaps, we compare all material terms between the swap and the underlying debt obligation to evaluate effectiveness. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. No loss was recognized during the quarters ended December 31, 2012 and 2011 due to hedge ineffectiveness.

NOTE 7—INCOME TAXES

Our consolidated effective income tax rate for the three months ended December 31, 2012 was approximately 13%. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At December 31, 2012, we had approximately $8.3 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $2.6 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All $8.3 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.

Our United States tax returns for fiscal year 2009 and subsequent years remain subject to examination by tax authorities. As we conduct business globally, we have various tax years that remain open to examination in certain international tax jurisdictions. Although we cannot predict the outcome of ongoing or future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 8—FAIR VALUE

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

The following table sets forth the estimated fair value of certain financial instruments at December 31, 2012 and September 30, 2012, which are measured and recorded at fair value on a recurring basis:

		December 31, 2012
		Fair Value Measurements
		Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short term interest rate swaps	Accrued liabilities	$1,751	$—	$1,751	$—	$1,751
Long term interest rate swaps	Other long-term liabilities	1,002	—	1,002	—	1,002
Total derivative contracts, net		$2,753	$—	$2,753	$—	$2,753

		September 30, 2012
		Fair Value Measurements
		Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short term interest rate swaps	Accrued liabilities	$1,705	$—	$1,705	$—	$1,705
Long term interest rate swaps	Other long-term liabilities	1,414	—	1,414	—	1,414
Total derivative contracts, net		$3,119	$—	$3,119	$—	$3,119

Interest rate swaps - The fair values of our interest rate swaps are based upon valuations calculated by an independent third party. The derivatives were valued according to the "Market approach" where possible, and the "Income approach" otherwise. A third party independently valued each instrument using forward price data supplied by dealers and the Chicago Mercantile Exchange (the exchange on which similar derivatives trade) indexed to one month USD LIBOR as of December 31, 2012, and broker quotes for credit default swaps or related credit instruments. It was determined that the contribution of the credit valuation adjustment to total fair value is less than 5.0% for all derivatives and is therefore not significant. Based on valuation inputs for fair value measurement and independent review performed by third party consultants, we have classified our derivative contracts as Level 2.

Long-term Debt – Our long-term debt consists of both our 6.5% Senior Notes due 2020 (the “Notes”) and our credit facility.

Credit Facility – The carrying amounts of our variable-rate debt approximates fair value because such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs for purposes of determining our fair value disclosure are readily available published Eurodollar rates.

Notes – The carrying value of our Notes is $450 million while the fair value of those Notes is $496 million, based upon a valuation calculated by an independent third party. The third party conducted independent research concerning interest rates and credit risk and relied on market sources to assess the LIBOR swap curve data as well as information provided in the debt purchase agreement. We have classified this instrument as Level 2 as valuation inputs for fair value measurements are quoted market prices that can only be obtained from independent third party sources on December 31, 2012. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

NOTE 9—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" for an entity to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. We adopted the accounting standards effective January 1, 2013, but we do not expect that our adoption will have a material effect on our financial statements.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which is not expected to have, either individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flows.

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

As of December 31, 2012, we had paid to the Indian government $10.1 million in service taxes and have accrued $1.8 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.9 million relating to service taxes. We recorded a corresponding $11.9 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of December 31, 2012 and for the three months ended December 31, 2012 and 2011 included elsewhere herein, and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and elsewhere in this Quarterly Report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at December 31, 2012, and our results of operations for the three months ended December 31, 2012 and 2011. Financial and operating results for the three months ended December 31, 2012, include:

•	Operating revenues totaling $245 million on 833 operating days as compared to $185 million on 644 operating days for the three months ended December 31, 2011;

•	Net income of $73 million as compared to $65 million for the three months ended December 31, 2011;

•	Net cash provided by operating activities of $117 million as compared to $58 million for the three months ended December 31, 2011; and

•	Capital expenditures of $322 million as compared to $257 million for the three months ended December 31, 2011.

MARKET OUTLOOK

Industry Conditions
Globally, the economic outlook is improving. Recent positive economic data from China coupled with the United States avoiding the “fiscal cliff” has provided a basis for moderate global economic growth expectations in 2013. However, many factors, including the European sovereign debt crisis, could negatively impact this positive outlook. Continued political unrest in the Middle East and North Africa poses another risk to sustained global economic growth and the related demand for oil and gas.
The demand for offshore drilling services as well as utilization levels remains high in all major global markets, reflecting the impact of sustained robust oil prices. The strong level of demand for offshore drilling rigs has led to improving day rates across all asset classes. In addition, contract term durations have generally lengthened. We continue to see more variability in day rates depending on geographic location, rig specifications and contract term.
The strength of the ultra-deepwater market is also being reflected in an increase of newbuild rig construction orders. Following a number of newbuild orders in 2011, the pace of new rig orders has remained measured as the majority of ultra-deepwater drilling rigs currently under construction have been ordered by established drilling companies rather than speculators. Similar to the ultra-deepwater market, the backlog of newbuild jackups is also increasing. Drivers of this increase include the ongoing entry of financial speculators and other new companies into the market as well as operator demand for newer, more capable jackup rigs to replace the existing aging fleet.
The high level of drilling activity, together with the backlog of rigs under construction, is creating capacity constraints in the global offshore rig equipment supply chain. As a result, equipment delivery lead times are being extended and equipment prices are increasing. Additionally, the industry is facing a shortage of skilled personnel which could increase operating costs in certain operating areas.

The increased rate of exploration success currently being experienced by operators is expected to translate into growth in development drilling. It may also result in a higher rate of exploration drilling in new frontier areas, especially West Africa (outside of Angola and Nigeria), East Africa and Southeast Asia. Further improvements in ultra-deepwater, deepwater and jackup rig utilization and day rates will depend in large part on projected oil prices, the continued strength of the global economy, the industry's ability to source qualified personnel and new regulatory, legislative and permitting requirements.

Ultra-deepwater and Deepwater Rigs
Industry-wide, the ultra-deepwater rig market remains at full utilization while deepwater rig utilization decreased modestly from 98% at the end of fiscal year 2012 to 94% currently. For calendar year 2013, the vast majority of both ultra-deepwater and deepwater available days are contracted for the respective industry-wide fleets and only four newbuild floaters are available through the end of 2013.
As of January 22, 2013, there were 95 drillships and semisubmersibles under construction for delivery through January 2020. This includes 28 ultra-deepwater rigs to be constructed in shipyards located in Brazil, all of which are under long-term contracts with Petrobras. Of the remaining 67 ultra-deepwater rigs under construction, 28 are currently contracted, with several others under announced letters of intent.
The Atwood Condor is operating in the U.S. Gulf of Mexico and is contracted through July 2014. The Atwood Osprey is operating offshore Australia and is contracted through May 2017. The Atwood Eagle and Atwood Falcon are both operating offshore Australia and are contracted through June 2014 and November 2014, respectively, while the Atwood Hunter is operating offshore Equatorial Guinea and is contracted through September 2013.
The Atwood Advantage, Atwood Achiever and Atwood Admiral are DP-3 dynamically-positioned, dual derrick, ultra-deepwater drillships rated to operate in water depths up to 12,000 feet, and are currently under construction at the Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) shipyard in South Korea. These drillships will have enhanced technical capabilities, including two seven-ram BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. The Atwood Advantage, Atwood Achiever and Atwood Admiral are expected to be delivered in September 2013, June 2014 and March 2015, respectively, at a total cost, including project management, drilling, handling tools and spares, of approximately $635 million each. Upon delivery from the shipyard, the Atwood Advantage will mobilize to the Eastern Mediterranean Sea to commence a three-year drilling program with Noble Energy which extends through December 2016.
We retain an option to build an additional ultra-deepwater drillship with DSME that expires June 30, 2013. We have made no determination at this time as to whether the option will be exercised. In determining whether to exercise the option, we will consider several factors, including oil and natural gas prices, the magnitude of our contract drilling revenue backlog, current and prospective supply and demand dynamics of the ultra-deepwater drilling market, current ultra-deepwater contract day rates and newbuild drillship construction prices.
Although we do not have drilling contracts for the Atwood Achiever or the Atwood Admiral, we expect that the long-term demand for ultra-deepwater drilling services in established and emerging basins should provide us with opportunities to contract these two rigs prior to their delivery dates.

Jackup Rigs
Bifurcation in day rates and utilization continues to characterize contracting activity in the jackup market. Currently, higher specification jackup rigs are achieving marketed utilization levels of approximately 98% as compared to 92% for the remainder of the global jackup fleet. While higher specification rigs represent less than 30% of the global jackup fleet, we expect the bifurcation trend to continue. Despite the expected increase in supply due to the continued delivery of high specification newbuild rigs through the end of next year, we expect demand for higher specification jackup rigs to remain high as operators continue to prefer contracting newer, more capable high specification jackup rigs.
As a result of newbuild construction programs initiated during 2005 and continuing through 2012, the jackup supply continues to increase. As of January 22, 2013, there were 88 newbuild jackup rigs under construction. Forty-one of these jackups are scheduled for delivery during 2013, of which 13 are contracted and nine are not considered high specification (i.e., less than 350-foot water depth capability). The remaining 47 rigs are scheduled for delivery in 2014 and 2015.
The Atwood Mako and Atwood Manta are both operating offshore Thailand and are contracted through September 2014 and December 2013, respectively. The Atwood Aurora is operating offshore West Africa and is contracted through August 2013. The Atwood Beacon is operating in the eastern Mediterranean Sea and is contracted into May 2013. The Vicksburg is contracted through December 2013.
We currently have one remaining Pacific Class 400 jackup drilling unit, the Atwood Orca, similar in design to the Atwood Mako and Atwood Manta, under construction at the PPL Shipyard Pte. Ltd. shipyard in Singapore. This new rig will have a rated water depth of 400 feet, accommodations for 150 personnel and significant offline handling features. The rig is expected to cost approximately $190 million, including project management, drilling, handling tools and spares, and is expected to be delivered in early May 2013. Upon delivery from the shipyard, the Atwood Orca will begin a two-year contract with Mubadala Petroleum Limited offshore Thailand.

Idled Rigs
The Atwood Southern Cross and Seahawk remain idle. We anticipate these two units will not return to service during fiscal year 2013 due to the lack of sufficient continuous demand, and thus, we are not actively marketing these rigs at this time.

Contract Backlog

We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at December 31, 2012 was approximately $2.5 billion, representing a 47% increase compared to our contract backlog of $1.7 billion at December 31, 2011. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to various factors, including unscheduled repairs, maintenance, weather and other factors. Such factors may result in lower applicable day rates than the full contractual day rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Part I., Item 1A. in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The following table sets forth, as of December 31, 2012, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively-marketed drilling units for the periods indicated (dollars in millions):

	Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017 and thereafter	Total
Contract Drilling Revenue Backlog
Ultra-deepwater and Deepwater	$595	$758	$404	$386	$156	$2,299
Jackups	158	74	—	—	—	232
	$753	$832	$404	$386	$156	$2,531
Percent of Available Operating Days Committed	89%	48%	16%	14%	6%

On January 22, 2013, we announced that one of our subsidiaries had been awarded a contract for the Atwood Orca. As a result of this contract, our backlog increased by approximately $116 million, bringing our total backlog to approximately $2.6 billion as of January 22, 2013.

RESULTS OF OPERATIONS

Contract Drilling Revenues— Contract drilling revenues for the three months ended December 31, 2012 increased approximately $60.4 million, or 33% compared to the three months ended December 31, 2011. A comparative analysis of revenues is as follows:

	REVENUES (In millions)
	Three Months Ended December 31,
	2012	2011	Variance
Atwood Condor	$40.4	$—	$40.4
Atwood Osprey	42.4	39.8	2.6
Atwood Eagle	27.5	34.7	(7.2)
Atwood Falcon	35.4	28.6	6.8
Atwood Hunter	37.1	43.4	(6.3)
Atwood Aurora	12.3	12.5	(0.2)
Atwood Beacon	14.0	10.4	3.6
Atwood Mako	13.3	—	13.3
Atwood Manta	3.2	—	3.2
Vicksburg	9.2	8.7	0.5
Reimbursable/Other	10.3	6.6	3.7
	$245.1	$184.7	$60.4

Our newest ultra-deepwater, semisubmersible drilling rig, the Atwood Condor, commenced its contract in the U.S. Gulf of Mexico at the end of fiscal year 2012, and thus earned no revenue during the three months ended December 31, 2011 as compared to three months of revenue in the current fiscal quarter.

The decrease in revenues for the Atwood Eagle during the three months ended December 31, 2012 is due primarily to the rig undergoing regulatory inspections, planned maintenance, and upgrades in December 2012 compared to no out-of-service time in the prior fiscal quarter. The rig commenced a new contract offshore Australia in late December 2012.

Revenues are higher for the Atwood Falcon for the three months ended December 31, 2012, as a result of working on a higher day rate contract offshore Australia compared to the prior fiscal quarter when the rig was working at a lower day rate offshore Malaysia.

The decrease in revenues for the Atwood Hunter for the three months ended December 31, 2012 is primarily due to the rig working at a lower day rate offshore West Africa under a new drilling contract as compared to the prior fiscal quarter when the rig was also working offshore West Africa.

The increase in revenues for the Atwood Beacon during the three months ended December 31, 2012 is primarily due to the rig working on a higher day rate contract in the Mediterranean Sea as compared to the prior fiscal quarter when the rig was working at a lower day rate offshore South America.

Our newest active jackup drilling units, the Atwood Mako and the Atwood Manta were delivered from the shipyard and commenced drilling operations offshore Thailand in September 2012 and December 2012, respectively, and thus earned no revenue in the prior fiscal quarter.

Contract Drilling Costs—Contract drilling costs for the three months ended December 31, 2012, increased approximately $33.6 million, or 43% compared to the three months ended December 31, 2011. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS (In millions)
	Three Months Ended December 31,
	2012	2011	Variance
Atwood Condor	$14.3	$—	$14.3
Atwood Osprey	15.3	15.5	(0.2)
Atwood Eagle	19.9	17.8	2.1
Atwood Falcon	14.2	6.9	7.3
Atwood Hunter	11.6	11.0	0.6
Atwood Aurora	6.4	8.6	(2.2)
Atwood Beacon	10.2	6.7	3.5
Atwood Mako	5.1	—	5.1
Atwood Manta	2.1	—	2.1
Vicksburg	4.7	5.2	(0.5)
Reimbursable/Other	8.1	6.6	1.5
	$111.9	$78.3	$33.6

The Atwood Condor commenced its contract in the U.S. Gulf of Mexico at the end of fiscal year 2012 and thus incurred a full three months of contract drilling costs during the first quarter of fiscal year 2013 as compared to no drilling costs incurred during the first quarter of fiscal year 2012 while the rig was under construction.

The increase in contract drilling costs for the Atwood Falcon for the three months ended December 31, 2012 is primarily the result of working offshore Australia which has significantly higher personnel costs as compared to working offshore Malaysia in the prior fiscal quarter.

The decrease in contract drilling costs for the Atwood Aurora for the three months ended December 31, 2012 is primarily attributable to amortization charges relating to mobilization to West Africa in the prior fiscal quarter as compared to the current fiscal quarter.

The increase in contract drilling costs for the Atwood Beacon is primarily due to monthly amortization charges relating to mobilization from South America to the Mediterranean Sea in the current fiscal quarter as compared to none in the prior fiscal quarter.

The Atwood Mako and the Atwood Manta were delivered from the shipyard and commenced drilling operations offshore Thailand in September 2012 and December 2012, respectively, and thus incurred no contract drilling costs during the three months ended December 31, 2011 while the rigs were under construction.

Depreciation—Depreciation expense for the three months ended December 31, 2012 increased approximately $12.3 million, or 80%, compared to the three months ended December 31, 2011. A comparative analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE (In millions)
	Three Months Ended December 31,
	2012	2011	Variance
Atwood Condor	$8.0	$—	$8.0
Atwood Osprey	6.6	6.2	0.4
Atwood Eagle	1.4	1.4	—
Atwood Falcon	2.0	1.3	0.7
Atwood Hunter	1.7	1.6	0.1
Atwood Aurora	1.8	1.8	—
Atwood Beacon	1.3	1.2	0.1
Atwood Mako	1.9	—	1.9
Atwood Manta	0.6	—	0.6
Vicksburg	0.5	0.5	—
Other	1.8	1.3	0.5
	$27.6	$15.3	$12.3

The Atwood Condor, the Atwood Mako, and the Atwood Manta, placed into service at the beginning of July 2012, September 2012, and December 2012, respectively, incurred no depreciation expense in the first quarter of fiscal year 2012.

The increase in depreciation for the Atwood Falcon is due to certain upgrades made to the rig during the shipyard project that was completed in May 2012.

General and Administrative—For the three months ended December 31, 2012, general and administrative expenses increased by approximately $3.1 million, or 22%, compared to the three months ended December 31, 2011. This is primarily due to higher personnel-related costs resulting from an increase in headcount and higher professional fees to support our larger fleet.

Interest Expense, net of capitalized interest—For the three months ended December 31, 2012, interest expense increased due to higher outstanding debt and related interest rates, partially offset by increased capitalized interest expense as compared to the prior fiscal quarter.

Income Taxes—Our effective tax rate was 13% for the three months ended December 31, 2012, respectively, compared to 16% for the three months ended December 31, 2011. The effective tax rate for the three months ended December 31, 2012 was lower primarily due to increased profitability in jurisdictions with lower tax rates as compared to the prior fiscal quarter. Our effective tax rates were lower than the statutory rate of 35% as a result of working in certain foreign nontaxable and deemed profit tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $322 million for the three months ended December 31, 2012. During the three months ended December 31, 2012, our capital expenditures and working capital needs were funded by cash flows from operations, borrowings under our credit facility, and cash on hand. Working capital as of December 31, 2012 remained relatively consistent when compared to September 30, 2012.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Revolving Credit Facility

As of December 31, 2012, we had $620 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility. The credit facility was entered into in May 2011 and matures in May 2016. Including the $450 million aggregate principal amount of our senior notes, we had a total debt to capitalization ratio of 35%. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited, is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.5%. Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. The average interest rate for borrowings under the credit facility was approximately 3.0% per annum at December 31, 2012, after considering the impact of our interest rate swaps. The credit facility also provides for the issuance, when requested, of standby letters of credit. The credit facility has a commitment fee of 1.0% per annum on the unused portion of the underlying commitment. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $550 million for a total commitment of up to $1.3 billion.

We were in compliance with all financial covenants under the credit facility as of December 31, 2012.

Senior Notes

In 2012, we issued $450 million aggregate principal amount of 6.5% Senior Notes due 2020 (the “Notes”). The Notes are our senior unsecured obligations and are not currently guaranteed by any of our subsidiaries. Interest is payable on the Notes semi-annually in arrears. The indenture governing the Notes contains provisions that limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness or issue preferred stock; pay dividends or make other restricted payments; sell assets; make investments; create liens; enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the Notes become rated investment grade. The indenture governing the Notes also contains customary events of default, including payment defaults; defaults for failure to comply with other covenants in the indenture; cross-acceleration and entry of final judgments in excess of $50.0 million; and certain events of bankruptcy, in certain cases subject to notice and grace periods. We are required to offer to repurchase the Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.

Capital Expenditures

We estimate that our total capital expenditures, including maintenance capital expenditures, for fiscal year 2013 will be approximately $624 million, substantially all of which is contractually committed. As of December 31, 2012, we had incurred approximately $322 million of our total expected capital expenditures for fiscal year 2013. The remaining capital expenditures are expected to be funded with cash on hand and cash flows from operations.

As of December 31, 2012, we had expended approximately $564 million on our four newbuild drilling units. The expected costs for the four remaining drilling units currently under construction are as follows (in millions):

Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Total
$235	$820	$410	$—	$1,465

We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our revolving credit facility, which has provisions to increase the total commitment to $1.3 billion as described above.

Other

From time to time, we may seek possible expansion and acquisition opportunities relating to our business, which may include the construction or acquisition of rigs or other businesses in addition to those described in this Quarterly Report. Such determinations will depend on market conditions and opportunities existing at that time, including with respect to the market for drilling contracts and day rates and the relative costs associated with such expansions or acquisitions. The timing, realization or terms of any such efforts and the associated capital commitments are not currently known. In addition to our existing sources of funding which include cash on hand, cash flow from operations and borrowings under our revolving credit facility, we may seek to access the capital markets to fund such opportunities. Our ability to access the capital markets depends on a number of factors, including, among others, our credit rating, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. In addition, we continually review the possibility of disposing of assets that we do not consider core to our long-term business plan.

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

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of December 31, 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. As of December 31, 2012, other than additional borrowings under our credit facility and payments with respect to our new build construction contracts, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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

Such statements are subject to numerous risks, uncertainties and assumptions that are beyond our ability to control, including, but not limited to:

•	prices of oil and natural gas and industry expectations about future prices;

•	market conditions, expansion and other development trends in the drilling industry and the global economy in general;

•	the operational risks involved in drilling for oil and gas;

•	the highly competitive and volatile nature of our business;

•	the impact of governmental or industry regulation, both in the United States and internationally;

•	the risks of and disruptions to international operations, including political instability and the impact of terrorist acts, acts of piracy, embargoes, war or other military operations;

•	our ability to obtain and retain qualified personnel to operate our vessels;

•	our ability to enter into, and the terms of, future drilling contracts, including contracts for our newbuild units and for rigs whose contracts are expiring;

•	timely access to spare parts, equipment and personnel to maintain and service our fleet;

•	customer requirements for drilling capacity and customer drilling plans;

•	the adequacy of sources of liquidity for us and for our customers;

•	changes in tax laws, treaties and regulations;

•	the risks involved in the construction, upgrade, and repair of our drilling units;

•	unplanned downtime and repairs on our rigs;

•	the termination or renegotiation of contracts by customers or payment or other delays by our customers; and

•	such other risks discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in our other reports filed with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, interest rate risk and foreign currency exchange risk as discussed below:

Interest Rate Risk

The provisions of our credit facility provide for a variable interest rate cost on our $620 million outstanding as of December 31, 2012. However, we employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of December 31, 2012 in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, only $370 million of our variable long-term debt outstanding at December 31, 2012 is subject to changes in interest rates. Thus, a 10% change in the interest rate on the floating rate debt would have an immaterial impact on our annual earnings and cash flows.

Foreign Currency Risk

As a multinational company, we conduct business in numerous foreign countries. Our functional currency is the U.S. dollar. Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than our functional currency. Based on December 31, 2012 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect on our annual earnings and cash flows. We did not have any open derivative contracts relating to foreign currencies at December 31, 2012.

Market Risk

Our Notes bear interest at a fixed interest rate whose fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Notes, was approximately $496 million at December 31, 2012, compared to the carrying amount of $450 million. If prevailing market interest rates had been 10% lower at December 31, 2012, the change in fair value of our Notes, would have been immaterial.

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

(b)	Change in Internal Control over Financial Reporting

As of October 1, 2012, we implemented the use of SAP software across our Finance and Human Resource departments at our headquarters in Houston, Texas as well as our support offices in Australia, Malaysia, Singapore, and the United Kingdom. As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new system and interfaces to simplify and synchronize our existing internal control over financial reporting. There were no additional changes in our internal control over financial reporting during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 10 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of December 31, 2012, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Formation dated February 9, 2006 (Incorporated by reference to Exhibit 3.1 of our Form 10-Q filed for the quarter ended March 31, 2008).

3.2	Amendment No. 1 to Amended and Restated Certificate of Formation dated February 14, 2008 (Incorporated herein by reference to Exhibit 3.2 of our Form 10-Q for the quarter ended March 31, 2008).

3.3	Certificate of Correction dated December 12, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed on December 18, 2012).

3.4	Statement of Resolutions dated December 12, 2012 (Incorporated herein by reference to Exhibit 3.2 to our Form 8-K filed on December 18, 2012).

*†10.1	Atwood Oceanics, Inc. Benefit Equalization Plan (Amended and Restated Effective as of January 1, 2013).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**101	Interactive data files.

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC. (Registrant)

Date: February 1, 2013	/S/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer