Form 10-Q
period 2013-03-31
ATWOOD OCEANICS INC
filed 2013-05-03
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED March 31, 2013

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2013: 65,807,178 shares of common stock, $1.00 par value

ATWOOD OCEANICS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share amounts)	2013	2012	2013	2012
REVENUES:
Contract drilling	$253,161	$171,621	$498,254	$356,293

COSTS AND EXPENSES:
Contract drilling	107,473	79,342	219,389	157,686
Depreciation	28,482	15,406	56,060	30,769
General and administrative	13,268	11,552	30,489	25,646
Other, net	(20)	863	(13)	863
	149,203	107,163	305,925	214,964

OPERATING INCOME	103,958	64,458	192,329	141,329

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(6,547)	(1,080)	(10,955)	(1,683)
Interest income	21	114	145	200
Other	—	—	—	1,577
	(6,526)	(966)	(10,810)	94

INCOME BEFORE INCOME TAXES	97,432	63,492	181,519	141,423
PROVISION FOR INCOME TAXES	11,913	4,026	23,169	16,489
NET INCOME	$85,519	$59,466	$158,350	$124,934

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	1.30	0.91	2.41	1.92
Diluted	1.28	0.90	2.39	1.90
AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	65,733	65,276	65,631	65,150
Diluted	66,589	65,781	66,341	65,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Net income	$85,519	$59,466	$158,350	$124,934
Other comprehensive gains (losses), net of tax:
Interest rate swaps :
Unrealized holding gain (loss)	18	(951)	(48)	(1,495)
Reclassification adjustment for loss included in net income	436	599	874	935
Total other comprehensive gain (loss)	454	(352)	826	(560)

Comprehensive income	$85,973	$59,114	$159,176	$124,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$117,707	$77,871
Accounts receivable, net of allowance for doubtful accounts of $1,545 and $0 at March 31, 2013 and September 30, 2012, respectively	140,759	167,186
Income tax receivable	5,949	5,750
Inventories of materials and supplies	94,036	80,290
Prepaid expenses and deferred costs	24,686	39,437
Total current assets	383,137	370,534

Property and equipment, net	2,888,235	2,537,340

Other receivables	11,868	11,875
Deferred costs and other assets	22,506	24,013
Total assets	$3,305,746	$2,943,762

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$73,774	$83,592
Accrued liabilities	18,955	24,478
Notes payable	—	5,148
Income tax payable	16,293	9,711
Deferred credits	14,274	13,738
Total current liabilities	123,296	136,667

Long-term debt	1,040,000	830,000
Deferred income taxes	8,325	8,791
Deferred credits	3,741	8,928
Other	21,555	19,954
Total long-term liabilities	1,073,621	867,673

Commitments and contingencies (Note 10)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 90,000 shares authorized with 65,779 and 65,452 issued and outstanding at March 31, 2013 and September 30, 2012, respectively	65,779	65,452
Paid-in capital	170,444	160,540
Retained earnings	1,874,791	1,716,441
Accumulated other comprehensive loss	(2,185)	(3,011)
Total shareholders' equity	2,108,829	1,939,422
Total liabilities and shareholders' equity	$3,305,746	$2,943,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Equity

September 30, 2012	65,452	$65,452	$160,540	$1,716,441	$(3,011)	$1,939,422

Net income	—	—	—	158,350	—	158,350
Other comprehensive gain	—	—	—	—	826	826
Restricted stock awards	145	145	(145)	—	—	—
Exercise of employee stock options	182	182	3,236	—	—	3,418
Stock option and restricted stock award compensation expense		—	6,813	—	—	6,813

March 31, 2013	65,779	$65,779	$170,444	$1,874,791	$(2,185)	$2,108,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$158,350	$124,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,060	30,769
Amortization of debt issuance costs	2,073	1,562
Amortization of deferred items	1,448	791
Provision for doubtful accounts	1,871	—
Provision for inventory obsolescence	360	435
Deferred income tax benefit	(466)	(425)
Share-based compensation expense	6,813	4,931
Other, net	(13)	863
Changes in assets and liabilities:
Accounts receivable	24,563	(765)
Income tax receivable	(199)	1,764
Inventory	(14,106)	(3,003)
Prepaid expenses	10,109	6,285
Deferred costs and other assets	(8,084)	(14,220)
Accounts payable	(43,864)	10,465
Accrued liabilities	(5,282)	(7,337)
Income tax payable	6,582	4,680
Deferred credits and other liabilities	8,247	(5,441)
Net cash provided by operating activities	204,462	156,288

Cash flows from investing activities:
Capital expenditures	(372,957)	(397,444)
Proceeds from sale of assets	61	—
Net cash used in investing activities	(372,896)	(397,444)

Cash flows from financing activities:
Proceeds from issuance of bonds	—	450,000
Proceeds from bank credit facilities	310,000	80,000
Principal payments on bank credit facilities	(100,000)	(450,000)
Principal payments on notes payable	(5,148)	(5,461)
Proceeds from exercise of stock options	3,418	3,242
Net cash provided by financing activities	208,270	77,781

Net increase (decrease) in cash and cash equivalents	$39,836	$(163,375)
Cash and cash equivalents, at beginning of period	$77,871	$295,002
Cash and cash equivalents, at end of period	$117,707	$131,627

Non-cash activities
Changes in accounts payable and accrued liabilities related to capital expenditures	$34,046	$(65,662)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of March 31, 2013, and for the three and six months ended March 31, 2013 and 2012, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2012. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2012. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three and six months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended			Six Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
March 31, 2013
Basic earnings per share	$85,519	65,733	$1.30	$158,350	65,631	$2.41
Effect of dilutive securities:
Stock options	—	388	$(0.01)	—	399	$(0.01)
Restricted stock	—	468	$(0.01)	—	311	$(0.01)
Diluted earnings per share	$85,519	66,589	$1.28	$158,350	66,341	$2.39
March 31, 2012
Basic earnings per share	$59,466	65,276	$0.91	$124,934	65,150	$1.92
Effect of dilutive securities:
Stock options	—	305	$(0.01)	—	326	$(0.01)
Restricted stock	—	200	$—	—	184	$(0.01)
Diluted earnings per share	$59,466	65,781	$0.90	$124,934	65,660	$1.90

The calculation of diluted earnings per share for the three and six months ended March 31, 2013 and 2012 excludes shares of common stock related to approximately 289,000 and 562,000 outstanding stock options, respectively, because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

NOTE 3—SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which is generally the vesting period of the equity award. As of March 31, 2013, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $5.0 million and $22.5 million, respectively, which we expect to recognize over a weighted average period of approximately 2.2 years.

On December 7, 2012, our Board of Directors adopted, and our shareholders subsequently approved on February 14, 2013, the Atwood Oceanics, Inc. 2013 Long-Term Incentive Plan (the "2013 Plan"). Under the 2013 Plan, up to 2,200,000 shares of common stock were authorized for issuance to eligible participants in the form of restricted stock and restricted stock unit awards (which we refer to as "restricted stock awards") or upon exercise of stock options granted pursuant to the 2013 Plan. We also maintain two other stock incentive plans, the Atwood Oceanics, Inc. Amended and Restated 2007 Long-Term Incentive Plan (as amended, the “2007 Plan”) and the Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (as amended, the “2001 Plan”). Up to 4,000,000 shares of common stock were authorized for issuance under each of the 2007 Plan and the 2001 Plan to eligible participants in the form of restricted stock awards or upon exercise of stock options granted. No additional awards of any kind have or will be made under the 2007 Plan as a result of the implementation of the 2013 Plan. Likewise, no additional awards of any kind were made under the 2001 Plan since the implementation of the 2007 Plan. All stock incentive plans currently in effect have been approved by our shareholders.

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

A summary of stock option activity during the six months ended March 31, 2013 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2012	1,450	$29.74	6.1	$22,663
Granted	—	$—
Exercised	(188)	$19.17		$6,076
Forfeited	(17)	$39.26
Outstanding at March 31, 2013	1,245	$31.16	6.0	$26,609
Exercisable at March 31, 2013	875	$27.56	5.0	$21,860

Restricted Stock

We have awarded restricted stock to certain employees and to our non-employee directors. All current awards of restricted stock to employees are subject to a vesting and restriction period ranging from three to four years, subject to acceleration upon certain events as set forth in the terms of the grant. In addition, certain awards of restricted stock to employees are subject to market-based performance conditions. The number of shares that vest based on market-based performance conditions will depend on the degree of achievement of specified corporate performance criteria which are strictly market-based. All awards of restricted stock to non-employee directors are subject to a vesting and restriction period of a minimum of 13 months, subject to acceleration upon certain events as set forth in the terms of the grant. We value restricted stock awards based on the fair market value of our common stock on the date of grant and also adjust to fair market value for any awards subject to market-based performance conditions, where applicable.

A summary of restricted stock activity for the six months ended March 31, 2013 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at October 1, 2012	701	$38.54
Granted	346	$46.67
Vested	(145)	$34.84
Forfeited	(22)	$41.80
Unvested at March 31, 2013	880	$42.27

NOTE 4—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	March 31, 2013	September 30, 2012
Drilling vessels and equipment	$2,760,263	$2,523,895
Construction work in progress	602,127	438,081
Drill pipe	22,193	20,576
Office equipment and other	23,625	19,610
Cost	3,408,208	3,002,162
Less: Accumulated depreciation	(519,973)	(464,822)
Drilling and other property and equipment, net	$2,888,235	$2,537,340

Property and equipment are recorded at cost. Interest incurred related to property under construction is capitalized as a component of construction costs. Interest capitalized during the three months ended March 31, 2013 and 2012 was approximately $6.5 million and $9.6 million, respectively, and the six months ended March 31, 2013, and 2012, was $15.6 million and $16.0 million, respectively.

Construction Projects

As of March 31, 2013, we had expended approximately $590 million towards our four drilling units under construction. Total remaining firm commitments for our four drilling units currently under construction were approximately $1.1 billion at March 31, 2013.

NOTE 5—LONG-TERM DEBT

A summary of long-term debt is as follows:

(In thousands)	March 31, 2013	September 30, 2012
Senior notes, bearing fixed interest at 6.5% per annum	$450,000	$450,000
Revolving credit facility, bearing interest at approximately 3.0%(1) per annum at March 31, 2013 and 3.2%(1) per annum at September 30, 2012	590,000	380,000
(1) After the impact of our interest rate swaps.	$1,040,000	$830,000

Revolving Credit Facility

As of March 31, 2013, we had $590 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility. The credit facility was entered into in May 2011 and matures in May 2016. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.5%. Currently, certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps (See Note 6).

We were in compliance with all financial covenants under the credit facility at March 31, 2013.

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

At March 31, 2013, we had five $50 million notional interest rate swaps in effect. These interest rate swaps effectively fix the interest rate on $250 million of borrowings under the credit facility at a weighted average interest rate of 3.4% through September 2014.

Fair Value of Derivatives

The following table presents the carrying amount of our cash flow hedge derivative contracts included in the Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012:

(In thousands)		March 31,	September 30,
Type of Contract	Balance Sheet Classification	2013	2012
Short term interest rate swaps	Accrued liabilities	$1,665	$1,705
Long term interest rate swaps	Other long-term liabilities	635	1,414
Total derivative contracts, net		$2,300	$3,119

We record the interest rate derivative contracts at fair value on our consolidated balance sheets (See Note 8). Hedging effectiveness is evaluated each quarter end using the “Dollar Off-Set Method”. Each quarter, changes in the fair values will adjust the balance sheet asset or liability, with an offset to Other Comprehensive Income (“OCI”) for the effective portion of the hedge.

For the three and six months ended March 31, 2013, we recognized a gain of approximately $0.5 million and $0.8 million, respectively, in OCI as a result of changes in fair value of our interest rate derivatives as well as realized losses associated with the effective portion of the hedge. These realized losses, $0.4 million and $0.9 million, for the three and six months ended March 31, 2013, respectively, were reclassified out of accumulated OCI and were classified on our Consolidated Statement of Operations as interest expense, net of capitalized interest. As of March 31, 2013, the estimated amount of unrealized losses associated with our interest rate derivative contracts that will be reclassified to earnings during the next twelve months totals $1.7 million. The unrealized losses associated with these interest rate derivative contracts will be reclassified to interest expense, net of capitalized interest.

For interest rate swaps, we compare all material terms between the swap and the underlying debt obligation to evaluate effectiveness. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. For the quarter ended March 31, 2013, no loss was recognized on our Consolidated Statement of Operations due to hedge ineffectiveness. We recognized a $0.4 million loss due to hedge ineffectiveness for the quarter ended March 31, 2012.

NOTE 7—INCOME TAXES

Our consolidated effective income tax rate for the three and six months ended March 31, 2013 was approximately 12% and 13%, respectively. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At March 31, 2013, we had approximately $8.3 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $2.7 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All $8.3 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.

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

The following table sets forth the estimated fair value of certain financial instruments at March 31, 2013 and September 30, 2012, which are measured and recorded at fair value on a recurring basis:

		March 31, 2013
		Fair Value Measurements
(In thousands)		Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short term interest rate swaps	Accrued liabilities	$1,665	$—	$1,665	$—	$1,665
Long term interest rate swaps	Other long-term liabilities	635	—	635	—	635
Total derivative contracts, net		$2,300	$—	$2,300	$—	$2,300

		September 30, 2012
		Fair Value Measurements
(In thousands)		Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short term interest rate swaps	Accrued liabilities	$1,705	$—	$1,705	$—	$1,705
Long term interest rate swaps	Other long-term liabilities	1,414	—	1,414	—	1,414
Total derivative contracts, net		$3,119	$—	$3,119	$—	$3,119

Interest rate swaps - The fair values of our interest rate swaps are based upon valuations calculated by an independent third party. The derivatives were valued according to the "Market approach" where possible, and the "Income approach" otherwise. A third party independently valued each instrument using forward price data supplied by dealers and the Chicago Mercantile Exchange (the exchange on which similar derivatives trade) indexed to one month USD LIBOR as of March 28, 2013 and broker quotes for credit default swaps or related credit instruments. It was determined that the contribution of the credit valuation adjustment to total fair value is less than 2% for all derivatives and is therefore not significant. Based on valuation inputs for fair value measurement and independent review performed by third party consultants, we have classified our derivative contracts as Level 2.

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

Notes – The carrying value of our Notes is $450 million while the fair value of those Notes is $490 million, based upon a valuation calculated by an independent third party. The third party conducted independent research concerning interest rates and credit risk and relied on market sources to assess the LIBOR swap curve data as well as information provided in the debt purchase agreement. We have classified this instrument as Level 2 as valuation inputs for fair value measurements are quoted market prices that can only be obtained from independent third party sources on March 31, 2013. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

NOTE 9—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" for an entity to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. Further, in January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" to address implementation issues and unintended consequences with regard to the scope of ASU 2011-11. We adopted the amendments in both ASU 2011-11 and ASU 2013-01 effective January 1, 2013, with no material impact on our financial statements or disclosures in our financial statements.
In February 2013, the FASB issued ASU 2013-02, "Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by respective line items of net income if required under GAAP to be reclassified in its entirety to net income or by cross-reference to other disclosures that provide additional detail for those amounts not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. We adopted the amendments in ASU 2013-02 effective January 1, 2013, with no material impact on our consolidated financial statements or disclosures in our financial statements.
In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date" to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This would include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. We will adopt the amendments in ASU 2013-04 effective October 1, 2014. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which is not expected to have, either individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flows.

Other Matters

The Atwood Beacon operated in India from early December 2006 to the end of July 2009. A service tax was enacted in India in 2004 on revenues derived from seismic and exploration activities. This service tax law was subsequently amended in June 2007 and again in May 2008 to state that revenues derived from mining services and drilling services were specifically subject to this service tax. The contract terms with our customer in India provided that any liability incurred by us related to any taxes pursuant to laws not in effect at the time the contract was executed in 2005 was to be reimbursed by our customer. We believe any service taxes assessed by the Indian tax authorities under the 2007 or 2008 amendments are an obligation of our customer. Our customer is disputing this obligation on the basis of its contention that revenues derived from drilling services were taxable under the initial 2004 law, and are, therefore, our obligation.

After reviewing the status of the drilling services we provided to our customer, the Indian tax authorities assessed service tax obligations on revenues derived from the Atwood Beacon commencing on June 1, 2007. The relevant Indian tax authority issued an extensive written ruling setting forth the application of the June 1, 2007 service tax regulation and confirming the position that drilling services, including the services performed under our contract with our customer prior to June 1, 2007, were not covered by the 2004 service tax law. In August 2012, the Indian Custom Excise and Service Tax Appellate Tribunal issued an Order in our favor confirming our position that service tax did not apply to drilling services performed prior to June 1, 2007. The Indian Service Tax Authority has appealed this ruling to the Indian Supreme Court.

As of March 31, 2013, we had paid to the Indian government $10.1 million in service taxes and have accrued $1.8 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.9 million relating to service taxes. We recorded a corresponding $11.9 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and for the three and six months ended March 31, 2013 and 2012 included elsewhere herein, and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and elsewhere in this Quarterly Report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at March 31, 2013, and our results of operations for the three and six months ended March 31, 2013 and 2012. Financial and operating results for the three months ended March 31, 2013, include:

•	Operating revenues totaling $253 million on 900 operating days as compared to operating revenues of $172 million on 584 operating days for the three months ended March 31, 2012;

•	Net income of $86 million as compared to net income of $59 million for the three months ended March 31, 2012;

•	Net cash provided by operating activities of $88 million as compared to net cash provided by operating activities of $99 million for the three months ended March 31, 2012; and

•	Capital expenditures of $51 million as compared to capital expenditures of $140 million for the three months ended March 31, 2012.

MARKET OUTLOOK

Industry Conditions
The level of activity, which affects profitability, in the offshore drilling industry is highly correlated to the price of oil and, to a lesser extent, natural gas. The price of oil is determined by the balance or imbalance between global or regional supply and demand. The state of the global economy and associated economic growth is an important influencing factor in determining the level of demand for commodities, including oil and natural gas. Expectations for the rate of economic growth were optimistic in early 2013; however, the global economic recovery may stall as indicated by recent economic conditions, including with respect to the slowing of China's economic growth in the first quarter of 2013 and continued struggle of countries within the Eurozone with sovereign debt issues. In addition, changes in U.S. fiscal policy are negatively impacting the U.S. economic recovery. As a result, oil prices have recently experienced sharp declines. Overall, the global economic outlook now appears less optimistic in the near term. Despite greater uncertainty in the global economic outlook, oil prices remain at sufficiently high levels to support continued strong demand for offshore drilling services.
This recent global economic slowdown has not yet impacted demand for offshore drilling services and demand remains strong in all major global markets and across most asset classes. Strong demand for offshore drilling rigs, as evidenced by high levels of marketed rigs under contract, has led to sustained favorable day rates in the ultra-deepwater segment and increasing day rates in the deepwater and jackup segments. In addition, we continue to see variability in day rates depending on geographic location, rig specifications and contract term.
Following a number of ultra-deepwater rig orders in the first three quarters of 2011, the pace of new ultra-deepwater rig orders has since declined dramatically. Access to equity and debt capital, combined with the demand for highly skilled offshore and onshore employees, continues to provide a significant entry barrier for our industry. As a result, the majority of ultra-deepwater drilling rigs currently under construction have been ordered by established drilling companies.
In contrast to the ultra-deepwater market, 21 high specification jackups have been ordered since March 1, 2013. Thirteen of these rigs are being constructed in Chinese shipyards indicating a shifting trend to lower cost yards with back-end weighted payment terms . Globally, the strength in all jackup markets is being driven by operator demand for newer, more capable rigs to replace the existing aging and less capable fleet.

The high level of drilling activity, together with the backlog of rigs under construction, is creating capacity constraints in the global offshore rig equipment supply chain. As a result, equipment delivery lead times are being extended and equipment prices are increasing which we expect to lead to delayed deliveries. Additionally, the industry is facing a shortage of skilled personnel which could increase operating costs in certain operating areas in the future.

Ultra-deepwater and Deepwater Rigs
Industry-wide, the percentage of marketed ultra-deepwater rigs under contract remains close to 100%, while the percentage of marketed deepwater rigs under contract increased modestly from 94% in January 2013 to the current level of 95%. For calendar year 2013, the vast majority of both ultra-deepwater and deepwater rigs are contracted for the respective industry-wide fleets with only three newbuild floaters having availability through the end of 2013.
As of April 19, 2013, there were 94 ultra-deepwater drillships and semisubmersibles under construction for delivery through May 2020. This number includes 29 ultra-deepwater rigs to be constructed in shipyards located in Brazil, all of which are under long-term contracts with Petrobras. Of the remaining 65 ultra-deepwater rigs under construction, 35 are currently contracted, with several others under announced letters of intent.
The Atwood Condor, an ultra-deepwater semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through July 2014. The Atwood Osprey, an ultra-deepwater semisubmersible, is operating offshore Australia and is contracted through May 2017. The Atwood Eagle and Atwood Falcon, both deepwater semisubmersibles, are operating offshore Australia and are contracted through June 2014 and November 2014, respectively, while the Atwood Hunter, a deepwater semisubmersible, is operating offshore Equatorial Guinea and is contracted through October 2013.
The Atwood Advantage, Atwood Achiever and Atwood Admiral, DP-3 dynamically-positioned, dual derrick, ultra-deepwater drillships rated to operate in water depths up to 12,000 feet, are currently under construction at the Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) shipyard in South Korea. These drillships will have enhanced technical capabilities, including two seven-ram BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. The Atwood Advantage, Atwood Achiever and Atwood Admiral are scheduled to be delivered in September 2013, June 2014 and March 2015, respectively, at a total cost, including project management, drilling and handling tools and spares, of approximately $635 million each. Upon delivery from the shipyard, the Atwood Advantage will mobilize to the Eastern Mediterranean Sea to commence a three-year drilling program.
We retain an option to build an additional ultra-deepwater drillship with DSME that expires June 30, 2013. At this time, we have not made any determination as to whether the option will be exercised or not. In determining whether to exercise the option, we will consider several factors, including oil and natural gas prices, the magnitude of our contract drilling revenue backlog, current and prospective supply and demand dynamics of the ultra-deepwater drilling market, current ultra-deepwater contract day rates, newbuild drillship construction prices and our ability to access the debt capital markets to finance the construction contract.
Although, presently, we do not have drilling contracts for the Atwood Achiever or the Atwood Admiral, we expect that the long-term demand for ultra-deepwater drilling services in established and emerging basins should provide us with opportunities to contract these two rigs prior to their delivery dates.

Jackup Rigs
Bifurcation in day rates and utilization continues to characterize contracting activity in the jackup market. We expect this bifurcation trend to continue. The percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract is approximately 95% as compared to 92% for the remainder of the global jackup fleet. Despite the expected increase in supply due to the continued delivery of high specification newbuild rigs through the end of next year, we expect demand for high specification jackup rigs to remain elevated as operators continue to prefer contracting newer, more capable high specification jackup rigs.
As a result of newbuild jackup construction programs initiated in 2005 and continuing through 2013, the jackup supply continues to increase. As of April 16, 2013, there were 91 newbuild jackup rigs under construction. Forty-seven of these jackups are scheduled for delivery during the remainder of 2013, of which 16 are contracted and seven are not considered high specification. The remaining 44 rigs are scheduled for delivery in 2014 and 2015.
The Atwood Mako and Atwood Manta, both high specification jackups, are both operating offshore Thailand and are contracted through September 2014 and December 2013, respectively. The Atwood Aurora, a high specification jackup, is operating offshore West Africa and is contracted through February 2014. The Atwood Beacon, a high specification jackup, is operating in the eastern Mediterranean Sea and is contracted into June 2013. The Vicksburg, our standard jackup, is also operating offshore Thailand and is contracted through December 2013.
The Atwood Orca, a high specification jackup, which was recently delivered in mid-April by the PPL Shipyard Pte. Ltd.

shipyard in Singapore, is currently mobilizing to begin a two-year contract offshore Thailand.

Idled Rigs
The Atwood Southern Cross and Seahawk remain idle. We anticipate these two units will not return to service during fiscal year 2013 due to the lack of sufficient continuous demand, and thus, we are not actively marketing these rigs at this time.

Contract Backlog

We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at March 31, 2013 was approximately $2.4 billion, representing a 50% increase compared to our contract backlog of $1.6 billion at March 31, 2012. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to various factors, including unscheduled repairs, maintenance, weather and other factors. Such factors may result in lower applicable day rates than the full contractual day rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Part I., Item 1A. in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The following table sets forth, as of March 31, 2013, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively-marketed drilling units for the periods indicated:

Contract Drilling Revenue Backlog	Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017 and thereafter	Total
(Dollars in millions)
Ultra-deepwater and Deepwater	$405	$771	$404	$386	$146	$2,112
Jackups	134	151	34	—	—	319
	$539	$922	$438	$386	$146	$2,431
Percent of Available Operating Days Committed	95%	59%	20%	14%	6%

RESULTS OF OPERATIONS

Contract Drilling Revenues— Contract drilling revenues for the three and six months ended March 31, 2013 increased approximately $81.6 million, or 48%, and $142.0 million, or 40%, respectively, compared to the three and six months ended March 31, 2012. A comparative analysis of revenues is as follows:

	REVENUES
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2013	2012	Variance	2013	2012	Variance
Atwood Condor	$39.3	$—	$39.3	$79.7	$—	$79.7
Atwood Osprey	36.9	37.2	(0.3)	79.3	77.0	2.3
Atwood Eagle	35.0	34.4	0.6	62.5	69.1	(6.6)
Atwood Falcon	34.0	11.9	22.1	69.4	40.6	28.8
Atwood Hunter	35.0	49.3	(14.3)	72.1	92.7	(20.6)
Atwood Aurora	11.8	12.5	(0.7)	24.1	25.2	(1.1)
Atwood Beacon	14.8	10.2	4.6	28.8	20.6	8.2
Atwood Mako	13.1	—	13.1	26.3	—	26.3
Atwood Manta	12.5	—	12.5	15.8	—	15.8
Vicksburg	9.9	8.6	1.3	19.1	17.2	1.9
Reimbursable/Other	10.9	7.5	3.4	21.2	13.9	7.3
	$253.2	$171.6	$81.6	$498.3	$356.3	$142.0

Our newest ultra-deepwater semisubmersible drilling rig, the Atwood Condor, commenced its contract in the U.S. Gulf of Mexico at the end of fiscal year 2012, and thus earned no revenue during the three and six months ended March 31, 2012 as compared to a full three and six months of revenue for the periods ended March 31, 2013.

While revenues are comparable for the Atwood Osprey for the three months ended March 31, 2013 and March 31, 2012, the increase in revenues for the six months ended March 31, 2013 is primarily due to greater revenue efficiency as a result of improved operating efficiency during the current fiscal period as compared to the six months ended March 31, 2012.

While revenues are comparable for the Atwood Eagle for the three months ended March 31, 2013 and March 31, 2012, revenues are lower for the six months ended March 31, 2013 as a result of working on a lower day rate contract offshore Australia compared to the prior fiscal period when the rig was also working offshore Australia under a different contract. In addition, the rig incurred 18 zero rate days while undergoing regulatory inspections, planned maintenance, and upgrades in December 2012.

Revenues are higher for the Atwood Falcon for the three and six months ended March 31, 2013 as a result of working on a higher day rate contract offshore Australia compared to the prior fiscal periods when the rig was working at a lower day rate offshore Malaysia, in addition to the rig undergoing a shipyard upgrade project during the second quarter of fiscal year 2012 during which time no revenues were earned.

The decrease in revenues for the Atwood Hunter for the three and six months ended March 31, 2013 is primarily due to the rig working at a lower day rate offshore West Africa under a new drilling contract as compared to the prior fiscal periods.

The increase in revenues for the Atwood Beacon during the three and six months ended March 31, 2013 is primarily due to the rig working on a higher day rate contract offshore Israel as compared to the prior fiscal periods when the rig was working at a lower day rate offshore South America.

Our newest active jackup drilling units, the Atwood Mako and the Atwood Manta were delivered from the shipyard and commenced drilling operations offshore Thailand in September 2012 and December 2012, respectively, and thus earned no revenue in the prior fiscal periods.

Contract Drilling Costs—Contract drilling costs for the three and six months ended March 31, 2013, increased approximately $28.2 million, or 36%, and $61.7 million, or 39%, respectively, compared to the three and six months ended March 31, 2012. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2013	2012	Variance	2013	2012	Variance
Atwood Condor	$14.6	$—	$14.6	$28.9	$—	$28.9
Atwood Osprey	15.4	15.7	(0.3)	30.8	31.3	(0.5)
Atwood Eagle	15.2	13.9	1.3	35.0	31.7	3.3
Atwood Falcon	13.4	11.0	2.4	27.7	17.9	9.8
Atwood Hunter	10.1	12.5	(2.4)	21.7	23.5	(1.8)
Atwood Aurora	6.2	8.1	(1.9)	12.6	16.7	(4.1)
Atwood Beacon	8.4	7.3	1.1	18.6	14.0	4.6
Atwood Mako	5.4	—	5.4	10.5	—	10.5
Atwood Manta	5.1	—	5.1	7.2	—	7.2
Vicksburg	4.6	4.9	(0.3)	9.2	10.1	(0.9)
Reimbursable/Other	9.1	5.9	3.2	17.2	12.5	4.7
	$107.5	$79.3	$28.2	$219.4	$157.7	$61.7

The Atwood Condor commenced its contract in the U.S. Gulf of Mexico at the end of fiscal year 2012 and thus incurred a full three and six months of contract drilling costs for the periods ended March 31, 2013 as compared to no drilling costs incurred during the three and six months ended March 31, 2012 while the rig was under construction.

While contract drilling costs are comparable for the Atwood Eagle for the three months ended March 31, 2013 and March 31, 2012, the increase in drilling costs for the six months ended March 31, 2013 is primarily due to the rig undergoing regulatory inspections, planned maintenance, and upgrades in December 2012.

The increase in contract drilling costs for the Atwood Falcon for the three and six months ended March 31, 2013 is primarily the result of working offshore Australia which has significantly higher personnel costs as compared to working offshore Malaysia in the prior fiscal periods.

The decrease in contract drilling costs for the Atwood Hunter for the three months ended March 31, 2013 is primarily due to lower equipment related costs associated with maintenance projects incurred in the current fiscal quarter as compared to the prior fiscal quarter.

The decrease in contract drilling costs for the Atwood Aurora for the three and six months ended March 31, 2013 is primarily attributable to amortization charges relating to mobilization to West Africa recorded in the prior fiscal periods as compared to none in the current fiscal periods.

While contract drilling costs are comparable for the Atwood Beacon for the three months ended March 31, 2013 and March 31, 2012, the increase in drilling costs for the six months ended March 31, 2013 is primarily due to monthly amortization charges relating to mobilization from South America to the Mediterranean Sea in the current fiscal period as compared to none in the prior fiscal period.

The Atwood Mako and the Atwood Manta were delivered from the shipyard and commenced drilling operations offshore Thailand in September 2012 and December 2012, respectively, and thus incurred no contract drilling costs during the three and six months ended March 31, 2012 while the rigs were under construction.

Depreciation—Depreciation expense for the three and six months ended March 31, 2013 increased approximately $13.1 million, or 85%, and $25.3 million, or 82%, respectively, compared to the three and six months ended March 31, 2012. A comparative analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2013	2012	Variance	2013	2012	Variance
Atwood Condor	$8.0	$—	$8.0	$16.0	$—	$16.0
Atwood Osprey	6.6	6.2	0.4	13.3	12.5	0.8
Atwood Eagle	1.4	1.4	—	2.8	2.7	0.1
Atwood Falcon	2.0	1.3	0.7	4.0	2.6	1.4
Atwood Hunter	1.7	1.6	0.1	3.3	3.2	0.1
Atwood Aurora	1.8	1.9	(0.1)	3.6	3.8	(0.2)
Atwood Beacon	1.4	1.2	0.2	2.7	2.4	0.3
Atwood Mako	1.9	—	1.9	3.8	—	3.8
Atwood Manta	1.9	—	1.9	2.6	—	2.6
Vicksburg	0.6	0.5	0.1	1.0	1.0	—
Other	1.2	1.3	(0.1)	3.0	2.6	0.4
	$28.5	$15.4	$13.1	$56.1	$30.8	$25.3

The Atwood Condor, the Atwood Mako, and the Atwood Manta were placed into service at the beginning of July 2012, September 2012, and December 2012, respectively, and incurred no depreciation expense in the three and six months ended March 31, 2012.

The increase in depreciation for the Atwood Falcon is due to certain upgrades made to the rig during the shipyard project that was completed in May 2012.

General and Administrative—For the three and six months ended March 31, 2013, general and administrative expenses increased by approximately $1.7 million, or 15%, and $4.9 million, or 19%, respectively, compared to the three and six months ended March 31, 2012. This is primarily due to higher personnel-related costs, including an increase in headcount, and higher professional fees to support our larger fleet.

Interest Expense, net of capitalized interest—For the three and six months ended March 31, 2013, interest expense, net of capitalized interest increased by approximately $5.5 million and $9.3 million, respectively, compared to the three and six months ended March 31, 2012. This is primarily due to higher outstanding debt and a higher weighted average borrowing cost.

Income Taxes—Our effective tax rate was 12% and 13% for the three and six months ended March 31, 2013, respectively, compared to 6% and 12% for the three and six months ended March 31, 2012, respectively. The effective tax rate for the three and six months ended March 31, 2013 was higher primarily due to discrete tax benefits recognized during the quarter ended March 31, 2012. Our effective tax rates were lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had $118 million in cash and cash equivalents. At any time, we may require a significant portion of our cash on hand for working capital and other purposes.  During the six months ended March 31, 2013, we relied principally on our cash flows from operations, cash on hand, and borrowings under our credit facility to meet liquidity needs and fund our cash requirements including our capital expenditures.  Capital expenditures totaled $373 million for the six months ended March 31, 2013, and working capital increased slightly from $234 million as of September 30, 2012 to $260 million as of March 31, 2013.  This is primarily due to the increase of cash on hand, partially offset by a reduction of accounts receivable.  Net cash from operating activities for the six months ended March 31, 2013 was $204 million, which compared to $156 million for the six months ended March 31, 2012.  The increase in cash from operating activities in 2013 as compared to 2012 was primarily attributable to an increase in net income coupled with favorable changes in accounts receivable, deferred costs, and other assets and liabilities and offset by an decrease in accounts payable.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Revolving Credit Facility

As of March 31, 2013,we had $590 million of outstanding borrowings under our $750 million senior secured revolving credit facility which matures in May 2016. Including the $450 million aggregate principal amount of our senior notes, we had a total debt to capitalization ratio as of March 31, 2013 of 33%. Subsequent to March 31, 2013, we borrowed an additional $90 million under our facility, leaving $70 million of available borrowing capacity under the facility. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited, is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Borrowings under the credit facility bear interest at the Eurodollar rate plus a margin of 2.5%. Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. The average interest rate for borrowings under the credit facility was approximately 3.0% per annum at March 31, 2013,after considering the impact of our interest rate swaps. The credit facility also provides for the issuance, when requested, of standby letters of credit. The credit facility has a commitment fee of 1.0% per annum on the unused portion of the underlying commitment. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $550 million for a total commitment of up to $1.3 billion.

We were in compliance with all financial covenants under the credit facility as of March 31, 2013.

Capital Expenditures

We estimate that our total capital expenditures, including maintenance capital expenditures, for fiscal year 2013 will be approximately $650 million, substantially all of which is contractually committed. As of March 31, 2013, we had incurred approximately $373 million of our total expected capital expenditures for fiscal year 2013. The remaining capital expenditures are expected to be funded with cash on hand and cash flows from operations.

As of March 31, 2013, we had expended approximately $590 million on our four newbuild drilling units. The expected costs for the four remaining drilling units currently under construction are as follows (in millions):

Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Total
$195	$820	$410	$—	$1,425

Subsequent to March 31, 2013, we expended approximately $141 million for the construction and early delivery of the Atwood Orca by the PPL Shipyard Pte. Ltd. shipyard in Singapore. This amount is included in the $195 million in 'Remaining Fiscal 2013' in the table above.

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

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of March 31, 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. As of March 31, 2013, other than additional borrowings under our credit facility and payments with respect to our new build construction contracts, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, interest rate risk and foreign currency exchange risk as discussed below:

Interest Rate Risk

The provisions of our credit facility provide for a variable interest rate cost on our $590 million outstanding as of March 31, 2013. However, we employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of March 31, 2013 in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, only $340 million of our variable long-term debt outstanding at March 31, 2013 is subject to changes in interest rates. Thus, a 10% change in the interest rate on the floating rate debt would have an immaterial impact on our annual earnings and cash flows.

Foreign Currency Risk

As a multinational company, we conduct business in numerous foreign countries. Our functional currency is the U.S. dollar. Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than our functional currency. Based on March 31, 2013 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect on our annual earnings and cash flows. We did not have any open derivative contracts relating to foreign currencies at March 31, 2013.

Market Risk

Our Notes bear interest at a fixed interest rate whose fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Notes, was approximately $490 million at March 31, 2013, compared to the carrying amount of $450 million. If prevailing market interest rates had been 10% lower at March 31, 2013, the change in fair value of our Notes, would have been immaterial.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 10 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of March 31, 2013, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Formation effective as of February 20, 2013 (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed on February 14, 2013).

3.2	By-Laws of Atwood Oceanics, Inc. effective March 7, 2013 (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed on March 7, 2013).

†10.1	Atwood Oceanics, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Appendix A to our definitive proxy statement filed on January 3, 2013).

*†10.2	Form of Notice of Restricted Stock Unit Award - 2013 Long-Term Incentive Plan.

*†10.3	Form of Notice of Non-employee Director Restricted Stock Unit Award - 2013 Long-Term Incentive Plan.

*†10.4	Form of Notice of Option Grant - 2013 Long-Term Incentive Plan.

*†10.5	Form of Notice of Performance Unit Grant - 2013 Long-Term Incentive Plan.

*†10.6	Amended and Restated Atwood Oceanics, Inc. 2007 Nonemployee Directors' Elective Deferred Compensation Plan.

†10.7
Atwood Oceanics, Inc. Benefit Equalization Plan (Amended and Restated Effective as of January 1, 2013) (Incorporated by reference to Exhibit 10.1 of our Form 10-Q filed for the quarter ended December 31, 2012).

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

ATWOOD OCEANICS, INC. (Registrant)

Date: May 3, 2013	/S/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer