Form 10-Q
period 2013-06-30
ATWOOD OCEANICS INC
filed 2013-08-02
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED June 30, 2013

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2013: 63,963,904 shares of common stock, $1.00 par value

ATWOOD OCEANICS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
REVENUES:
Contract drilling	$272,688	$178,603	$770,942	$534,896

COSTS AND EXPENSES:
Contract drilling	117,963	87,374	337,352	245,060
Depreciation	30,352	15,650	86,412	46,419
General and administrative	13,663	11,856	44,152	37,502
Other, net	(55)	274	(68)	1,137
	161,923	115,154	467,848	330,118

OPERATING INCOME	$110,765	$63,449	$303,094	$204,778

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(5,692)	(1,517)	(16,647)	(1,623)
Interest income	57	58	202	258
	(5,635)	(1,459)	(16,445)	(1,365)

INCOME BEFORE INCOME TAXES	105,130	61,990	286,649	203,413
PROVISION FOR INCOME TAXES	15,149	10,279	38,318	26,768
NET INCOME	$89,981	$51,711	$248,331	$176,645

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$1.38	$0.79	$3.79	$2.71
Diluted	$1.37	$0.79	$3.75	$2.69
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	65,062	65,362	65,441	65,221
Diluted	65,858	65,823	66,180	65,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$89,981	$51,711	$248,331	$176,645
Other comprehensive gains (losses), net of tax:
Interest rate swaps :
Unrealized holding gain (loss)	51	(822)	3	(2,316)
Reclassification adjustment for loss included in net income	441	266	1,316	1,200
Total other comprehensive gain (loss)	492	(556)	1,319	(1,116)

Comprehensive income	$90,473	$51,155	$249,650	$175,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$221,877	$77,871
Accounts receivable, net of allowance for doubtful accounts of $4,000 and $0 at June 30, 2013 and September 30, 2012, respectively	179,980	167,186
Income tax receivable	7,141	5,750
Inventories of materials and supplies	100,825	80,290
Prepaid expenses and deferred costs	23,226	39,437
Total current assets	533,049	370,534

Property and equipment, net	3,035,572	2,537,340

Other receivables	11,869	11,875
Deferred costs and other assets	22,823	24,013
Total assets	$3,603,313	$2,943,762

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$72,622	$83,592
Accrued liabilities	32,340	24,478
Notes payable	—	5,148
Income tax payable	16,022	9,711
Deferred credits	13,773	13,738
Total current liabilities	134,757	136,667

Long-term debt	1,338,500	830,000
Deferred income taxes	8,186	8,791
Deferred credits	1,322	8,928
Other	21,867	19,954
Total long-term liabilities	1,369,875	867,673

Commitments and contingencies (Note 11)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 90,000 shares authorized with 63,952 and 65,452 issued and outstanding at June 30, 2013 and September 30, 2012, respectively	63,952	65,452
Paid-in capital	176,909	160,540
Retained earnings	1,859,512	1,716,441
Accumulated other comprehensive loss	(1,692)	(3,011)
Total shareholders' equity	2,098,681	1,939,422
Total liabilities and shareholders' equity	$3,603,313	$2,943,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Equity

September 30, 2012	65,452	$65,452	$160,540	$1,716,441	$(3,011)	$1,939,422

Net income				248,331	—	248,331
Other comprehensive gain				—	1,319	1,319
Restricted stock awards	162	162	(162)	—	—	—
Exercise of employee stock options	338	338	6,113	—	—	6,451
Stock option and restricted stock award compensation expense		—	10,418	—	—	10,418
Repurchase and retirement of common shares	(2,000)	(2,000)		(105,260)		(107,260)

June 30, 2013	63,952	$63,952	$176,909	$1,859,512	$(1,692)	$2,098,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$248,331	$176,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,412	46,419
Amortization of debt issuance costs and bond premium	3,083	2,590
Amortization of deferred items	1,227	3,736
Provision for doubtful accounts	3,510	540
Provision for inventory obsolescence	1,530	615
Deferred income tax benefit	(605)	(513)
Share-based compensation expense	10,418	7,709
Other, net	(67)	1,137
Changes in assets and liabilities:
Accounts receivable	(18,297)	2,253
Income tax receivable	(1,391)	890
Inventory	(22,065)	(15,200)
Prepaid expenses	12,788	6,186
Deferred costs and other assets	(9,519)	(22,343)
Accounts payable	(10,970)	20,467
Accrued liabilities	(6,745)	2,356
Bond premium	8,500	—
Income tax payable	6,311	(4,859)
Deferred credits and other liabilities	9,989	10,006
Net cash provided by operating activities	322,440	238,634

Cash flows from investing activities:
Capital expenditures	(569,696)	(594,789)
Proceeds from sale of assets	129	7,513
Net cash used in investing activities	(569,567)	(587,276)

Cash flows from financing activities:
Proceeds from issuance of bonds	200,000	450,000
Proceeds from bank credit facilities	400,000	135,000
Principal payments on bank credit facilities	(100,000)	(450,000)
Principal payments on notes payable	(5,148)	(5,461)
Repurchase and retirement of common shares	(107,260)	—
Proceeds from exercise of stock options	6,451	3,262
Debt issuance costs paid	(2,910)	(181)
Net cash provided by financing activities	391,133	132,620
Net increase (decrease) in cash and cash equivalents	$144,006	$(216,022)
Cash and cash equivalents, at beginning of period	$77,871	$295,002
Cash and cash equivalents, at end of period	$221,877	$78,980
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of June 30, 2013, and for the three and nine months ended June 30, 2013 and 2012, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2012. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2012. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three and nine months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended			Nine Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
June 30, 2013
Basic earnings per share	$89,981	65,062	$1.38	$248,331	65,441	$3.79
Effect of dilutive securities:
Stock options	—	304	$—	—	367	$(0.02)
Restricted stock	—	492	$(0.01)	—	372	$(0.02)
Diluted earnings per share	$89,981	65,858	$1.37	$248,331	66,180	$3.75
June 30, 2012
Basic earnings per share	$51,711	65,362	$0.79	$176,645	65,221	$2.71
Effect of dilutive securities:
Stock options	—	191	$—	—	281	$(0.01)
Restricted stock	—	270	$—	—	213	$(0.01)
Diluted earnings per share	$51,711	65,823	$0.79	$176,645	65,715	$2.69

The calculation of diluted earnings per share for the three and nine months ended June 30, 2013 and 2012 excludes shares of common stock related to approximately 283,000 and 672,000 outstanding stock options, respectively, because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

NOTE 3—SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which is generally the vesting period of the equity award. As of June 30, 2013, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $4.3 million and $18.7 million, respectively, which we expect to recognize over a weighted average period of approximately 2.0 years.

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

A summary of stock option activity during the nine months ended June 30, 2013 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2012	1,450	$29.74	6.1	$22,663
Granted	—	$—
Exercised	(338)	$19.08		$11,546
Forfeited	(20)	$39.31
Outstanding at June 30, 2013	1,092	$32.81	6.1	$21,022
Exercisable at June 30, 2013	726	$29.33	5.2	$16,487

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

A summary of restricted stock activity for the nine months ended June 30, 2013 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at October 1, 2012	701	$38.54
Granted	347	$46.69
Vested	(162)	$35.49
Forfeited	(27)	$41.82
Unvested at June 30, 2013	859	$42.31

NOTE 4—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	June 30, 2013	September 30, 2012
Drilling vessels and equipment	$2,968,358	$2,523,895
Construction work in progress	573,010	438,081
Drill pipe	21,439	20,576
Office equipment and other	23,007	19,610
Cost	3,585,814	3,002,162
Less: Accumulated depreciation	(550,242)	(464,822)
Drilling and other property and equipment, net	$3,035,572	$2,537,340

Property and equipment are recorded at cost. Interest incurred related to property under construction is capitalized as a component of construction costs. Interest capitalized during the three months ended June 30, 2013 and 2012 was approximately $8.2 million and $9.8 million, respectively, and the nine months ended June 30, 2013, and 2012, was $23.7 million and $25.8 million, respectively.

Construction Projects

As of June 30, 2013, we had expended approximately $560 million towards our four newbuild drilling units contracted for construction. Total remaining firm commitments for those drilling units were approximately $1.6 billion at June 30, 2013.

NOTE 5—LONG-TERM DEBT

A summary of long-term debt is as follows:

(In thousands)	June 30, 2013	September 30, 2012
Senior Notes, bearing fixed interest at 6.5% per annum, net of unamortized premium	$658,500	$450,000
2011 Revolving Credit Facility, bearing interest at approximately 3.0%(1) per annum at June 30, 2013 and 3.2%(1) per annum at September 30, 2012	680,000	380,000
(1) After the impact of our interest rate swaps.	$1,338,500	$830,000

6.50% Senior Notes due 2020

On June 21, 2013, we issued an additional $200 million aggregate principal amount (the "Additional Notes") of our 6.50% Senior Notes due 2020 (the "Senior Notes"). The Additional Notes constitute an issuance under the same indenture governing the $450 million aggregate principal amount of Senior Notes issued on January 18, 2012, which together form a single series with an aggregate principal amount of $650 million. We received net proceeds from the Additional Notes, after deducting underwriting discounts and offering expenses, of approximately $211.6 million. This amount includes $5.1 million of accrued interest due from February 1, 2013 through the date of issuance. The net proceeds also include a premium of $8.5 million to be amortized through maturity on February 1, 2020. The receipt of a premium results in an effective interest rate of 5.72% for the Additional Notes and an effective interest rate of 6.26% on the aggregate principal amount of $650 million.

2011 Revolving Credit Facility

As of June 30, 2013, we had $680 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility (the "Credit Facility"). The Credit Facility was entered into in May 2011 and matures in May 2016. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the Credit Facility, and we and certain of our other subsidiaries are guarantors under the facility. Except as described below, borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin of 2.5%. Currently, certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps (See Note 6).

We were in compliance with all financial covenants under the Credit Facility at June 30, 2013.

In July 2013, we and AOWL amended the Credit Facility to, among other things, eliminate all scheduled commitment reductions totaling $200 million under the Credit Facility. In addition, AOWL entered into an Incremental Commitment Agreement (the "Incremental Commitment Agreement") further modifying the Credit Facility. The Incremental Commitment Agreement provides for an additional tranche of commitments and increases the amount of the Credit Facility by $350 million to an aggregate of $1.1 billion. The maturity date of all borrowings under the Credit Facility remains May 6, 2016. Borrowings under the incremental tranche of commitments bear interest at the Eurodollar rate plus a margin ranging from 2.00% to 2.25%, based on our corporate credit ratings. In connection with the Incremental Commitment Agreement, we mortgaged as additional collateral under the Credit Facility the Atwood Condor, as well as pledged the equity interests in our subsidiaries that own, directly or indirectly, the Atwood Condor. No other terms of the Credit Facility were amended by the Incremental Commitment Agreement, and all other terms and conditions of the Credit Facility, including the financial and other restrictive covenants set forth therein, are applicable to the incremental tranche of commitments.

Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Credit Facility accordion may be exercised further to increase commitments by up to an additional $200 million for a total commitment of up to $1.3 billion.

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

At June 30, 2013, we had five $50 million notional interest rate swaps in effect. These interest rate swaps effectively fix the interest rate on $250 million of borrowings under the Credit Facility at a weighted average interest rate of 3.4% through September 2014.

Fair Value of Derivatives

The following table presents the carrying amount of our cash flow hedge derivative contracts included in the Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012:

(In thousands)		June 30,	September 30,
Type of Contract	Balance Sheet Classification	2013	2012
Short term interest rate swaps	Accrued liabilities	$1,498	$1,705
Long term interest rate swaps	Other long-term liabilities	305	1,414
Total derivative contracts, net		$1,803	$3,119

We record the interest rate derivative contracts at fair value on our consolidated balance sheets (See Note 9). Hedging effectiveness is evaluated each quarter end using the “Dollar Off-Set Method”. Each quarter, changes in the fair values will adjust the balance sheet asset or liability, with an offset to Other Comprehensive Income (“OCI”) for the effective portion of the hedge.

For the three and nine months ended June 30, 2013, we recognized a gain of approximately $0.5 million and $1.3 million, respectively, in OCI as a result of changes in fair value of our interest rate derivatives as well as realized losses associated with the effective portion of the hedge. These realized losses, $0.4 million and $1.3 million, for the three and nine months ended June 30, 2013, respectively, were reclassified out of accumulated OCI and were classified on our Consolidated Statement of Operations as interest expense, net of capitalized interest. As of June 30, 2013, the estimated amount of unrealized losses associated with our interest rate derivative contracts that will be reclassified to earnings during the next twelve months totals $1.5 million. The unrealized losses associated with these interest rate derivative contracts will be reclassified to interest expense, net of capitalized interest.

For interest rate swaps, we compare all material terms between the swap and the underlying debt obligation to evaluate effectiveness. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. For the quarter ended June 30, 2013, no loss was recognized on our Consolidated Statement of Operations due to hedge ineffectiveness. Further, no loss was recognized due to hedge ineffectiveness for the quarter ended June 30, 2012.

NOTE 7—INCOME TAXES

Our consolidated effective income tax rate for the three and nine months ended June 30, 2013 was approximately 14% and 13%, respectively. Our effective tax rates were lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At June 30, 2013, we had approximately $8.3 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $2.7 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All $8.3 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.

Our United States tax returns for fiscal year 2010 and subsequent years remain subject to examination by tax authorities. As we conduct business globally, we have various tax years that remain open to examination in certain international tax jurisdictions. Although we cannot predict the outcome of ongoing or future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 8—CAPITAL STOCK

Repurchase and Retirement of Common Shares

On May 23, 2013, we entered into a stock purchase agreement with Helmerich & Payne International Drilling Co. ("H&P"), under which we agreed to repurchase 2,000,000 shares of our common stock from H&P and to make a payment at closing to H&P of $107.1 million. On June 13, 2013, we and H&P amended the agreement to extend the closing date from June 13, 2013 to June 27, 2013 resulting in an increase to the amount paid at closing to H&P by $200,000. The share repurchase closed on June 27, 2013. Following the share repurchase, we have canceled these shares.

NOTE 9—FAIR VALUE

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

Fair value of Certain Assets and Liabilities

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short term maturities.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by using quoted market prices when available. When quoted prices are not available, independent third party services may be used to determine the fair value with reference to observable inputs used.

The following table sets forth the estimated fair value of certain financial instruments at June 30, 2013 and September 30, 2012, which are measured and recorded at fair value on a recurring basis:

		June 30, 2013
		Fair Value Measurements
(In thousands)		Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short term interest rate swaps	Accrued liabilities	$1,498	$—	$1,498	$—	$1,498
Long term interest rate swaps	Other long-term liabilities	305	—	305	—	305
Total derivative contracts, net		$1,803	$—	$1,803	$—	$1,803

		September 30, 2012
		Fair Value Measurements
(In thousands)		Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short term interest rate swaps	Accrued liabilities	$1,705	$—	$1,705	$—	$1,705
Long term interest rate swaps	Other long-term liabilities	1,414	—	1,414	—	1,414
Total derivative contracts, net		$3,119	$—	$3,119	$—	$3,119

Interest rate swaps - The fair values of our interest rate swaps are based upon valuations calculated by an independent third party. The derivatives were valued according to the "Market approach" where possible, and the "Income approach" otherwise. A third party independently valued each instrument using forward price data obtained from Bloomberg credit default swaps indexed to one month USD LIBOR as of June 28, 2013. It was determined that the contribution of the credit valuation adjustment to total fair value is less than 1% for all derivatives and is therefore not significant. Based on valuation inputs for fair value measurement and independent review performed by third party consultants, we have classified our derivative contracts as Level 2.

Long-term Debt – Our long-term debt consists of both our Senior Notes and our Credit Facility.

Credit Facility – The carrying amounts of our variable-rate debt approximates fair value because such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs for purposes of determining our fair value disclosure are readily available published Eurodollar rates.

Senior Notes – The carrying value of our Senior Notes, net of unamortized premium, is $658.5 million ($650 million principal amount) while the fair value of those Senior Notes is $663.9 million, based upon a valuation calculated by an independent third party. The third party conducted independent research concerning interest rates and credit risk and relied on market sources to assess the LIBOR swap curve data as well as information provided in the debt purchase agreement. We have classified this instrument as Level 2 as valuation inputs for fair value measurements are quoted market prices as of June 30, 2013 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2013, we had paid to the Indian government $10.1 million in service taxes and have accrued $1.8 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.9 million relating to service taxes. We recorded a corresponding $11.9 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and nine months ended June 30, 2013 and 2012 included elsewhere herein, and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and elsewhere in this Quarterly Report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at June 30, 2013, and our results of operations for the three and nine months ended June 30, 2013 and 2012. Financial and operating results for the three months ended June 30, 2013, include:

•	Operating revenues totaling $273 million on 973 operating days as compared to operating revenues of $179 million on 594 operating days for the three months ended June 30, 2012;

•	Net income of $90 million as compared to net income of $52 million for the three months ended June 30, 2012;

•	Net cash provided by operating activities of $118 million as compared to net cash provided by operating activities of $82 million for the three months ended June 30, 2012; and

•	Capital expenditures of $197 million as compared to capital expenditures of $197 million for the three months ended June 30, 2012.

MARKET OUTLOOK

Industry Conditions
The level of activity in the offshore drilling industry, which affects profitability, is highly correlated to the price of oil and, to a lesser extent, natural gas. The price of oil is determined by the balance between global or regional supply and demand. The state of the global economy and associated economic growth are important factors in determining the level of demand for commodities, including oil and natural gas. The strength and sustainability of the global economic recovery remains uncertain, with negative economic indicators, such as the slowing of China's economic growth and the continuing challenges to economic growth within the Eurozone, being partially offset by more positive economic indicators from the U.S. In addition, recent geopolitical developments have threatened the sustainability of oil supplies from certain regions, strengthening international crude oil prices. Although oil prices have continued to be volatile they remain relatively strong compared to historical price levels, with the price of Brent trading currently above $100 per barrel. While future oil prices are difficult to predict, we believe that the current oil price levels are sufficient to support continued strong demand for offshore drilling services.
Global economic issues have not yet meaningfully impacted demand for offshore drilling services as rig demand remains strong in all major global markets and across most rig types. Strong demand for offshore drilling rigs, as evidenced by high levels of marketed rigs under contract, has led to sustained favorable day rates in the ultra-deepwater segment and increasing day rates in the deepwater and jackup segments. We continue to see variability in day rates depending on geographic location, rig age and specifications and contract term.
Following a number of ultra-deepwater rig orders in the first three quarters of 2011, the pace of new ultra-deepwater rig orders has since declined dramatically. Since January 1, 2013, the industry has placed 15 additional floater orders as compared to 44 orders in 2012. Access to equity and debt capital, combined with shortages in highly skilled offshore and onshore personnel, continue to provide a significant entry barrier for the ultra-deepwater rig market. As a result, the majority of ultra-deepwater drilling rigs currently under construction have been ordered by established drilling companies.
In contrast to the ultra-deepwater market, 37 high specification jackups have been ordered since January 1, 2013. Eighteen of these rigs are being constructed in Chinese shipyards, indicating a shifting trend towards lower cost yards with back-end weighted payment terms. Globally, the strength in all regional jackup markets is being driven by operator demand for newer, more capable rigs to replace the existing old and less capable fleet.

The high level of drilling activity, together with the backlog of rigs under construction, is creating capacity constraints in the global offshore rig equipment supply chain. As a result, equipment delivery lead times are being extended and equipment prices are increasing which we expect to lead to delayed deliveries. Additionally, the industry is facing a shortage of skilled personnel, which could increase operating costs in certain operating areas in the future.

Ultra-deepwater and Deepwater Rig Markets
Industry-wide, the percentage of marketed ultra-deepwater rigs under contract remains at approximately 100%, while the percentage of marketed deepwater rigs under contract remains at approximately 94%. For calendar year 2013, the vast majority of both ultra-deepwater and deepwater rigs are contracted for the respective industry-wide fleets with only one of the remaining 18 newbuild floaters being delivered through the remainder of 2013 still uncontracted. Some recent contract fixtures suggest that the day rates and demand for deepwater rigs and older, less capable ultra-deepwater rigs may be impacted negatively by the increased supply of newer ultra-deepwater rigs, with the older, less capable rigs having to price more aggressively to retain or attract demand by operators.
As of July 22, 2013, there were 104 ultra-deepwater drillships and semisubmersibles under construction for delivery through May 2020. This number includes 29 ultra-deepwater rigs to be constructed in shipyards located in Brazil, all of which are under long-term contracts with Petrobras. Of the remaining 75 ultra-deepwater rigs under construction, 38 are currently contracted.

Our Ultra-deepwater Rig and Deepwater Rig Contract Status
The Atwood Condor, an ultra-deepwater semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through November 2016. The Atwood Osprey, an ultra-deepwater semisubmersible, is operating offshore Australia and is contracted through May 2017.

The Atwood Eagle and Atwood Falcon, both deepwater semisubmersibles, are operating offshore Australia and are contracted through June 2016 and November 2014, respectively. The Atwood Hunter, a deepwater semisubmersible, is operating offshore Equatorial Guinea and is contracted through October 2013.
The Atwood Advantage, Atwood Achiever, and Atwood Admiral, DP-3 dynamically-positioned, dual derrick, ultra-deepwater drillships rated to operate in water depths up to 12,000 feet, are currently under construction at the Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) shipyard in South Korea. These drillships will have enhanced technical capabilities, including two seven-ram BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. The Atwood Advantage, Atwood Achiever and Atwood Admiral are scheduled to be delivered in October 2013, June 2014 and March 2015, respectively, at a total cost, including project management, drilling and handling tools and spares, of approximately $635 million each. Upon delivery from the shipyard, the Atwood Advantage will mobilize to the Eastern Mediterranean Sea to commence a three-year drilling program. The Atwood Achiever will mobilize to Morocco to commence a three-year drilling program upon its delivery from the shipyard.
In June 2013, we entered into a turnkey construction contract with DSME to construct a fourth ultra-deepwater drillship, the Atwood Archer, at the DSME shipyard in South Korea. The Atwood Archer is expected to be delivered by December 31, 2015. The design of the Atwood Archer will be substantially identical to the previously ordered Atwood Advantage, Atwood Achiever and Atwood Admiral.
We retain an option to build an additional ultra-deepwater drillship with DSME that expires March 31, 2014. At this time, we have not made any determination as to whether the option will be exercised or not. In determining whether to exercise the option, we will consider several factors, including oil and natural gas prices, the magnitude of our contract drilling revenue backlog, current and prospective supply and demand dynamics of the ultra-deepwater drilling market, current ultra-deepwater contract day rates, newbuild drillship construction prices and our ability to access the debt capital markets to finance the construction contract.
Although, presently, we do not have drilling contracts for the Atwood Admiral or the Atwood Archer, we expect that the long-term demand for ultra-deepwater drilling services in established and emerging basins should provide us with opportunities to contract these two rigs prior to their respective delivery dates.

Jackup Rig Market
Bifurcation in day rates and utilization between high specification jackups and standard jackups continues to characterize contracting activity in the jackup market. We expect this bifurcation trend to become more pronounced in the future. The percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract is approximately 98% as compared to 93% for the remainder of the global jackup fleet. Despite the expected increase in global jackup supply due to the continued delivery of high specification newbuild rigs through the end of 2014, we expect demand for high specification jackup rigs will remain elevated as operators continue to prefer contracting newer, more capable rigs for their drilling programs.
As a result of newbuild jackup construction programs initiated in 2005 and continuing through 2013, the jackup supply continues to increase. As of July 22, 2013, there were 112 newbuild jackup rigs under construction. Thirty-six of these jackups are scheduled for delivery during the remainder of 2013, of which 11 are contracted and eight are not considered high specification. The remaining 76 rigs are scheduled for delivery in 2014 and 2015.

Our Jackup Rig Contract Status
The Atwood Mako, Atwood Manta and Atwood Orca, all high specification jackups, are operating offshore Thailand and are contracted through September 2014, December 2013 and May 2015, respectively. The Atwood Aurora, a high specification jackup, is operating offshore West Africa and is contracted through February 2015. The Atwood Beacon, a high specification jackup, is operating in the eastern Mediterranean Sea and is contracted into September 2015. The Vicksburg, a standard jackup, is also operating offshore Thailand and is contracted through December 2013.

Idled Rigs
The Atwood Southern Cross and Seahawk remain idle. We anticipate these two units will not return to service during fiscal year 2013 due to the lack of sufficient continuous demand, and thus, we are not actively marketing these rigs at this time.

Contract Backlog

We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at June 30, 2013 was approximately $3.9 billion, representing an 86% increase compared to our contract backlog of $2.1 billion at June 30, 2012. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Part I., Item 1A. in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The following table sets forth, as of June 30, 2013, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively-marketed drilling units for the periods indicated:

Contract Drilling Revenue Backlog	Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017 and thereafter	Total
(Dollars in millions)
Ultra-deepwater and Deepwater	$209	$949	$1,013	$951	$363	$3,485
Jackups	81	253	113	—	—	447
	$290	$1,202	$1,126	$951	$363	$3,932
Percent of Available Operating Days Committed	100%	81%	53%	34%	12%

RESULTS OF OPERATIONS

Contract Drilling Revenues— Contract drilling revenues for the three and nine months ended June 30, 2013 increased approximately $94.1 million, or 53%, and $236.1 million, or 44%, respectively, compared to the three and nine months ended June 30, 2012. A comparative analysis of revenues is as follows:

	REVENUES
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2013	2012	Variance	2013	2012	Variance
Atwood Condor	$42.5	$—	$42.5	$122.3	$—	$122.3
Atwood Osprey	44.5	43.5	1.0	123.8	120.5	3.3
Atwood Eagle	31.5	31.1	0.4	93.9	100.2	(6.3)
Atwood Falcon	32.1	17.6	14.5	101.5	58.1	43.4
Atwood Hunter	38.7	47.4	(8.7)	110.8	140.1	(29.3)
Atwood Aurora	12.2	14.2	(2.0)	36.4	39.3	(2.9)
Atwood Beacon	14.0	10.3	3.7	42.8	31.0	11.8
Atwood Mako	13.2	—	13.2	39.5	—	39.5
Atwood Manta	13.0	—	13.0	28.8	—	28.8
Atwood Orca	9.9	—	9.9	9.9	—	9.9
Vicksburg	9.9	8.1	1.8	29.0	25.4	3.6
Reimbursable	11.2	6.4	4.8	32.3	20.3	12.0
	$272.7	$178.6	$94.1	$771.0	$534.9	$236.1

Our newest ultra-deepwater, semisubmersible drilling rig, the Atwood Condor, commenced its contract in the U.S. Gulf of Mexico at the end of fiscal year 2012 and thus earned no revenue during the three and nine months ended June 30, 2012 as compared to a full three and nine months of revenue for the periods ended June 30, 2013.

While revenues are comparable for the Atwood Eagle for the three months ended June 30, 2013 and June 30, 2012, revenues are lower for the nine months ended June 30, 2013 as a result of working on a lower day rate contract offshore Australia compared to the prior fiscal period when the rig was also working offshore Australia under a different contract. In addition, the rig incurred 18 zero rate days while undergoing regulatory inspections, planned maintenance, and upgrades in December 2012.

Revenues are higher for the Atwood Falcon for the three and nine months ended June 30, 2013 as a result of working on a higher day rate contract offshore Australia compared to the prior fiscal periods when the rig was working at a lower day rate offshore Malaysia, in addition to the rig undergoing a shipyard upgrade project from February 2012 to May 2012 during which time no revenues were earned.

The decrease in revenues for the Atwood Hunter for the three and nine months ended June 30, 2013 is primarily due to the rig working at a lower day rate offshore West Africa under a new drilling contract as compared to the prior fiscal periods.

The increase in revenues for the Atwood Beacon during the three and nine months ended June 30, 2013 is primarily due to the rig working on a higher day rate contract offshore Israel as compared to the prior fiscal periods when the rig was working at a lower day rate offshore South America.

Our newest active jackup drilling units, the Atwood Mako, the Atwood Manta and the Atwood Orca were delivered from the shipyard and commenced drilling operations offshore Thailand in September 2012, December 2012 and May 2013, respectively, and thus earned no revenue during the three and nine months ended June 30, 2012 while the rigs were under construction.

Contract Drilling Costs—Contract drilling costs for the three and nine months ended June 30, 2013, increased approximately $30.6 million, or 35%, and $92.4 million, or 38%, respectively, compared to the three and nine months ended June 30, 2012. An analysis of contract drilling costs by rig is as follows:

	CONTRACT DRILLING COSTS
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2013	2012	Variance	2013	2012	Variance
Atwood Condor	$16.4	$—	$16.4	$45.3	$—	$45.3
Atwood Osprey	16.8	15.3	1.5	47.5	46.6	0.9
Atwood Eagle	15.5	14.5	1.0	50.5	46.3	4.2
Atwood Falcon	16.3	20.5	(4.2)	44.0	38.3	5.7
Atwood Hunter	11.0	11.5	(0.5)	32.6	35.0	(2.4)
Atwood Aurora	6.1	7.1	(1.0)	18.7	23.8	(5.1)
Atwood Beacon	7.0	7.4	(0.4)	25.6	21.4	4.2
Atwood Mako	4.8	—	4.8	15.4	—	15.4
Atwood Manta	4.8	—	4.8	12.0	—	12.0
Atwood Orca	3.7	—	3.7	4.0	—	4.0
Vicksburg	4.9	4.7	0.2	14.2	14.8	(0.6)
Reimbursable	8.5	2.5	6.0	23.4	11.9	11.5
Other	2.2	3.9	(1.7)	4.2	6.9	(2.7)
	$118.0	$87.4	$30.6	$337.4	$245.0	$92.4

The Atwood Condor commenced its contract in the U.S. Gulf of Mexico at the end of fiscal year 2012 and thus incurred a full three and nine months of contract drilling costs for the periods ended June 30, 2013 as compared to no drilling costs incurred during the three and nine months ended June 30, 2012 while the rig was under construction.

While contract drilling costs are comparable for the Atwood Eagle for the three months ended June 30, 2013 and June 30, 2012, the increase in drilling costs for the nine months ended June 30, 2013 is primarily due to the rig undergoing regulatory inspections, planned maintenance, and upgrades in December 2012.

The decrease in contract drilling costs for the Atwood Falcon for the three months ended June 30, 2013 is primarily due to lower equipment related costs associated with maintenance projects. Higher maintenance costs were incurred in the prior fiscal quarter during the shipyard project from February 2012 to May 2012. The increase in contract drilling costs for the Atwood Falcon for the nine months ended June 30, 2013 is primarily the result of working offshore Australia, which has significantly higher personnel costs as compared to working offshore Malaysia in the prior fiscal period.

While contract drilling costs are comparable for the Atwood Hunter for the three months ended June 30, 2013 and June 30, 2012, the decrease in contract drilling costs for the Atwood Hunter for the nine months ended June 30, 2013 is primarily due to lower equipment related costs associated with maintenance projects incurred in the current fiscal year as compared to the prior fiscal year.

The decrease in contract drilling costs for the Atwood Aurora for the three and nine months ended June 30, 2013 is primarily attributable to amortization charges relating to mobilization to West Africa recorded in the prior fiscal periods as compared to none in the current fiscal periods.

While contract drilling costs are comparable for the Atwood Beacon for the three months ended June 30, 2013 and June 30, 2012, the increase in drilling costs for the nine months ended June 30, 2013 is primarily due to monthly amortization charges relating to mobilization from South America to the Mediterranean Sea in the current fiscal period as compared to none in the prior fiscal period.

The Atwood Mako, the Atwood Manta and the Atwood Orca were delivered from the shipyard and commenced drilling operations offshore Thailand in September 2012, December 2012, and May 2013, respectively, and thus incurred no contract drilling costs during the three and nine months ended June 30, 2012 while the rigs were under construction.

Depreciation—Depreciation expense for the three and nine months ended June 30, 2013 increased approximately $14.7 million, or 94%, and $40.0 million, or 86%, respectively, compared to the three and nine months ended June 30, 2012. A comparative analysis of depreciation expense by rig is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2013	2012	Variance	2013	2012	Variance
Atwood Condor	$8.0	$—	$8.0	$24.0	$—	$24.0
Atwood Osprey	6.7	6.2	0.5	19.9	18.7	1.2
Atwood Eagle	1.4	1.4	—	4.2	4.1	0.1
Atwood Falcon	2.0	1.8	0.2	6.0	4.3	1.7
Atwood Hunter	1.7	1.6	0.1	5.0	4.8	0.2
Atwood Aurora	1.8	1.8	—	5.5	5.6	(0.1)
Atwood Beacon	1.5	1.2	0.3	4.1	3.7	0.4
Atwood Mako	1.9	—	1.9	5.7	—	5.7
Atwood Manta	1.9	—	1.9	4.5	—	4.5
Atwood Orca	1.3	—	1.3	1.3	—	1.3
Vicksburg	0.6	0.5	0.1	1.6	1.4	0.2
Other	1.6	1.2	0.4	4.6	3.8	0.8
	$30.4	$15.7	$14.7	$86.4	$46.4	$40.0

The Atwood Condor, the Atwood Mako, the Atwood Manta and the Atwood Orca were placed into service at the beginning of July 2012, September 2012, December 2012 and May 2013, respectively, and incurred no depreciation expense in the three and nine months ended June 30, 2012.

The increase in depreciation for the Atwood Falcon for the nine months ended June 30, 2013 is primarily due to certain upgrades made to the rig during the shipyard project that was completed in May 2012.

General and Administrative—For the three and nine months ended June 30, 2013, general and administrative expenses increased by approximately $1.8 million, or 15%, and $6.7 million, or 18%, respectively, compared to the three and nine months ended June 30, 2012. This is primarily due to higher personnel-related costs, including an increase in headcount, and higher professional fees to support our larger fleet.

Interest Expense, net of capitalized interest—For the three and nine months ended June 30, 2013, interest expense, net of capitalized interest increased by approximately $4.2 million and $15.0 million, respectively, compared to the three and nine months ended June 30, 2012. This is primarily due to higher outstanding debt and a higher weighted average borrowing cost.

Income Taxes—Our effective tax rate was 14% and 13% for the three and nine months ended June 30, 2013, respectively, compared to 17% and 13% for the three and nine months ended June 30, 2012, respectively. While the effective tax rates for the nine months ended June 30, 2013 and 2012 are comparable, the effective tax rate for the three months ended June 30, 2013 was lower than the rate for the three months ended June 30, 2012, due to a change in the geographical mix of our operations. Our effective tax rates were lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had $222 million in cash and cash equivalents. At any time, we may require a significant portion of our cash on hand for working capital and other purposes.  During the nine months ended June 30, 2013, we relied principally on our cash flows from operations, cash on hand, borrowings under our credit facility and proceeds from the issuance of additional Senior Notes described below to meet liquidity needs and fund our cash requirements including our capital expenditures.  Capital expenditures totaled $570 million for the nine months ended June 30, 2013, and working capital increased from $234 million as of September 30, 2012 to $398 million as of June 30, 2013.  This is primarily due to the increase of cash on hand as of June 30, 2013 in order to make the first payment on construction of the Atwood Archer in early July 2013.  Net cash from operating activities for the nine months ended June 30, 2013 was $322 million, which compared to $239 million for the nine months ended June 30, 2012.  The increase in cash from operating activities in 2013 as compared to 2012 was primarily attributable to an increase in net income.

Allowance for doubtful accounts has increased from $0 as of September 30, 2012 to $4.0 million as of June 30, 2013 related to a commercial issue with one of our clients. The dispute was subsequently settled in July for approximately the same amount as reserved.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

6.50% Senior Notes due 2020

On June 21, 2013, we issued an additional $200 million aggregate principal amount (the "Additional Notes") of our 6.50% Senior Notes due 2020 (the "Senior Notes"). The Additional Notes constitute an issuance under the same indenture governing the $450 million aggregate principal amount of Senior Notes issued on January 18, 2012, which together form a single series with an aggregate principal amount of $650 million. We received net proceeds from the Additional Notes, after deducting underwriting discounts and offering expenses, of approximately $211.6 million. This amount includes $5.1 million of accrued interest due from February 1, 2013 through the date of issuance. The net proceeds also include a premium of $8.5 million to be amortized through maturity on February 1, 2020. The receipt of a premium results in an effective interest rate of 5.72% for the Additional Notes. We are using the net proceeds from the offering for general corporate purposes, including funding our newbuild program. Pending ultimate use, we used net proceeds to reduce outstanding borrowings under our Credit Facility (as described below).

2011 Revolving Credit Facility

As of June 30, 2013, we had $680 million of outstanding borrowings under our five-year $750 million senior secured revolving credit facility (the "Credit Facility"). The Credit Facility was entered into in May 2011 and matures in May 2016. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the Credit Facility, and we and certain of our other subsidiaries are guarantors under the facility. Except as described below, borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin of 2.5%. Currently, certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps (See Note 6). Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps.

We were in compliance with all financial covenants under the Credit Facility at June 30, 2013.

In July 2013, we and AOWL amended the Credit Facility to, among other things, eliminate all scheduled commitment reductions totaling $200 million under the Credit Facility. In addition, AOWL entered into an Incremental Commitment Agreement (the "Incremental Commitment Agreement") further modifying the Credit Facility. The Incremental Commitment Agreement provides for an additional tranche of commitments and increases the amount of the Credit Facility by $350 million to an aggregate of $1.1 billion. The maturity date of all borrowings under the Credit Facility remains May 6, 2016. Borrowings under the incremental tranche of commitments bear interest at the Eurodollar rate plus a margin ranging from 2.00% to 2.25%, based on our corporate credit ratings. In connection with the Incremental Commitment Agreement, we mortgaged as additional collateral under the Credit Facility the Atwood Condor, as well as pledged the equity interests in our subsidiaries that own, directly or indirectly, the Atwood Condor. No other terms of the Credit Facility were amended by the Incremental Commitment Agreement, and all other terms and conditions of the Credit Facility, including the financial and other restrictive covenants set forth therein, are applicable to the incremental tranche of commitments.

Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Credit Facility accordion may be exercised further to increase commitments by up to an additional $200 million for a total commitment of up to $1.3 billion.

Repurchase and Retirement of Common Shares

On May 23, 2013, we entered into a stock purchase agreement with Helmerich & Payne International Drilling Co. ("H&P"), under which we agreed to repurchase 2,000,000 shares of our common stock from H&P and to make a payment at closing to H&P of $107.1 million. On June 13, 2013, we and H&P amended the agreement to extend the closing date from June 13, 2013 to June 27, 2013 and to increase the amount to be paid at closing to H&P by $200,000. The share repurchase closed on June 27, 2013. Following the share repurchase, we have canceled these shares.

Capital Expenditures

We estimate that our total capital expenditures, including maintenance capital expenditures, for fiscal year 2013 will be approximately $760 million, substantially all of which is contractually committed. As of June 30, 2013, we had incurred approximately $570 million of our total expected capital expenditures for fiscal year 2013. The remaining capital expenditures are expected to be funded with cash on hand, cash flows from operations and borrowings under our Credit Facility.

As of June 30, 2013, we had expended approximately $560 million towards our four newbuild drilling units contracted for construction. The expected costs for those drilling units are as follows (in millions):

Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Total
$140	$850	$440	$450	$1,880

Subsequent to June 30, 2013, we expended approximately $107 million in order to make the first payment on construction of the Atwood Archer. This amount is included in the $140 million in 'Remaining Fiscal 2013' in the table above.

We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our Credit Facility, which has provisions to increase the total commitment to $1.3 billion as described above.

Other

From time to time, we may seek possible expansion and acquisition opportunities relating to our business, which may include the construction or acquisition of rigs or other businesses in addition to those described in this Quarterly Report. Such determinations will depend on market conditions and opportunities existing at that time, including the market for drilling contracts and day rates and the relative costs associated with such expansions or acquisitions. The timing, realization or terms of any such efforts and the associated capital commitments are not currently known. In addition to our existing sources of funding which include cash on hand, cash flow from operations and borrowings under our revolving credit facility, we may seek to access the capital markets to fund such opportunities. Our ability to access the capital markets depends on a number of factors, including, among others, our credit rating, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. In addition, we continually review the possibility of disposing of assets that we do not consider core to our long-term business plan.

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

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of June 30, 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. As of June 30, 2013, other than additional borrowings under our credit facility, commitments with respect to our new build construction contracts and the issuance of the

Additional Notes, there were no other material changes to this disclosure regarding our commitments and contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, interest rate risk and foreign currency exchange risk as discussed below:

Interest Rate Risk

The provisions of our Credit Facility provide for a variable interest rate cost on our $680 million outstanding as of June 30, 2013. However, we employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of June 30, 2013 in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, only $430 million of our variable long-term debt outstanding at June 30, 2013 is subject to changes in interest rates. Thus, a 10% change in the interest rate on the floating rate debt would have an immaterial impact on our annual earnings and cash flows.

Foreign Currency Risk

As a multinational company, we conduct business in numerous foreign countries. Our functional currency is the U.S. dollar. Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than our functional currency. Based on June 30, 2013 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect on our annual earnings and cash flows. We did not have any open derivative contracts relating to foreign currencies at June 30, 2013.

Market Risk

Our Senior Notes bear interest at a fixed interest rate whose fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $663.9 million at June 30, 2013, compared to the principal amount of $650 million. If prevailing market interest rates had been 10% lower at June 30, 2013, the change in fair value of our Senior Notes would have been immaterial.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 11 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of June 30, 2013, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 6. EXHIBITS

(a)	Exhibits

*10.1	Contract for Construction and Sale of Drillship by and between Alpha Archer Company and Daewoo Shipbuilding & Marine Engineering Co. Ltd. dated June 24, 2013.

10.2
Stock Purchase Agreement, dated May 23, 2013, by and among Atwood Oceanics, Inc. and Helmerich & Payne International Drilling Co. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed May 30, 2013).

10.3
First Amendment to Stock Purchase Agreement, dated June 13, 2013, by and among Atwood Oceanics, Inc. and Helmerich & Payne International Drilling Co. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed June 17, 2013).

10.4
Fourth Amendment to Credit Agreement dated July 24, 2013 among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, the lenders party thereto and Nordea Bank Finland Plc, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 25, 2013).

10.5
Incremental Commitment Agreement dated July 25, 2013 among Atwood Offshore Worldwide Limited, the lenders party thereto and Nordea Bank Finland Plc, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed July 25, 2013).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*101	Interactive data files.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC. (Registrant)

Date: August 2, 2013	/S/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer