Form 10-Q
period 2013-12-31
ATWOOD OCEANICS INC
filed 2014-02-06
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-13167
_______________________________________________
ATWOOD OCEANICS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

TEXAS	74-1611874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15011 Katy Freeway, Suite 800 Houston, Texas	77094
(Address of principal executive offices)	(Zip Code)
281-749-7800
(Registrant’s telephone number, including area code)

15835 Park Ten Place Drive
Houston, Texas 77084
(Registrant’s former address)
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2014: 64,209,000 shares of common stock, $1.00 par value

ATWOOD OCEANICS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2013

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(In thousands, except per share amounts)	2013	2012
REVENUES:
Contract drilling	$273,557	$234,760
Revenues related to reimbursable expenses	11,149	10,333
Total revenues	$284,706	$245,093

COSTS AND EXPENSES:
Contract drilling	123,162	105,938
Reimbursable expenses	8,414	5,978
Depreciation	32,544	27,578
General and administrative	19,822	17,221
Other, net	(1,637)	7
	182,305	156,722

OPERATING INCOME	$102,401	$88,371

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(8,211)	(4,408)
Interest income	70	124
	(8,141)	(4,284)

INCOME BEFORE INCOME TAXES	94,260	84,087
PROVISION FOR INCOME TAXES	10,863	11,256
NET INCOME	$83,397	$72,831

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$1.30	$1.11
Diluted	$1.28	$1.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,112	65,528
Diluted	65,026	66,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
(In thousands)	2013	2012
Net income	$83,397	$72,831
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Unrealized holding gain (loss)	(743)	(66)
Loss reclassified to net income	381	438
Total other comprehensive gain (loss)	(362)	372

Comprehensive income	$83,035	$73,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2013	September 30, 2013
ASSETS
Cash and cash equivalents	$132,326	$88,770
Accounts receivable	172,821	199,689
Income tax receivable	5,531	4,672
Inventories of materials and supplies	110,561	121,833
Prepaid expenses and deferred costs	30,721	38,796
Total current assets	451,960	453,760

Property and equipment, net	3,583,267	3,164,724

Other receivables	11,831	11,831
Deferred costs and other assets	31,661	26,951
Total assets	$4,078,719	$3,657,266

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$71,179	$95,827
Accrued liabilities	17,578	17,653
Notes payable	2,025	8,071
Interest payable	19,404	7,945
Income tax payable	12,787	16,554
Deferred credits	21,714	10,822
Total current liabilities	144,687	156,872

Long-term debt	1,602,961	1,263,232
Deferred income taxes	681	485
Deferred credits	5,356	1,176
Other	30,451	28,130
Total long-term liabilities	1,639,449	1,293,023

Commitments and contingencies (Note 9)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 90,000 shares authorized with 64,208 and 64,057 issued and outstanding at December 31, 2013 and September 30, 2013, respectively	64,208	64,057
Paid-in capital	187,416	183,390
Retained earnings	2,044,802	1,961,405
Accumulated other comprehensive loss	(1,843)	(1,481)
Total shareholders' equity	2,294,583	2,207,371
Total liabilities and shareholders' equity	$4,078,719	$3,657,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Equity

September 30, 2013	64,057	$64,057	$183,390	$1,961,405	$(1,481)	$2,207,371

Net income	—	—	—	83,397	—	83,397
Other comprehensive loss	—	—	—	—	(362)	(362)
Restricted stock awards	127	127	(127)	—	—	—
Exercise of employee stock options	24	24	799	—	—	823
Stock option and restricted stock award compensation expense	—	—	$3,354	—	$—	3,354

December 31, 2013	64,208	$64,208	$187,416	$2,044,802	$(1,843)	$2,294,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$83,397	$72,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,544	27,578
Amortization of debt issuance costs and bond premium, net	1,176	1,036
Amortization of deferred items	(4)	(32)
Provision for doubtful accounts	—	1,871
Provision for inventory obsolescence	430	181
Deferred income tax expense/(benefit)	196	(220)
Share-based compensation expense	3,354	3,048
Other, net	392	7
Changes in assets and liabilities:
Accounts receivable	26,868	22,388
Income tax receivable	(859)	141
Inventory	10,842	(257)
Prepaid expenses	6,458	5,470
Deferred costs and other assets	(8,167)	(4,039)
Accounts payable	(13,556)	(27,978)
Accrued liabilities	11,195	4,937
Income tax payable	(3,767)	3,603
Deferred credits and other liabilities	9,695	6,354
Net cash provided by operating activities	160,194	116,919

Cash flows from investing activities:
Capital expenditures	(462,620)	(321,995)
Installment proceeds from pending sale of asset	11,200	—
Proceeds from sale of assets	77	41
Net cash used in investing activities	(451,343)	(321,954)

Cash flows from financing activities:
Proceeds from bank credit facilities	340,000	240,000
Principal payments on notes payable	(6,046)	(5,148)
Proceeds from exercise of stock options	823	653
Debt issuance costs paid	(72)	—
Net cash provided by financing activities	334,705	235,505
Net increase in cash and cash equivalents	$43,556	$30,470
Cash and cash equivalents, at beginning of period	$88,770	$77,871
Cash and cash equivalents, at end of period	$132,326	$108,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of December 31, 2013, and for the three months ended December 31, 2013 and 2012, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2013. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2013. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three months ended December 31, 2013 and 2012 is as follows:

	Three Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount
December 31, 2013
Basic earnings per share	$83,397	64,112	$1.30
Effect of dilutive securities:
Stock options	—	307	$(0.01)
Restricted stock	—	607	$(0.01)
Diluted earnings per share	$83,397	65,026	$1.28
December 31, 2012
Basic earnings per share	$72,831	65,528	$1.11
Effect of dilutive securities:
Stock options	—	409	$(0.01)
Restricted stock	—	155	$—
Diluted earnings per share	$72,831	66,092	$1.10

For the three months ended December 31, 2013, there were no anti-dilutive options. The calculation of diluted earnings per share for the three months ended December 31, 2012 excludes 296,000 anti-dilutive options.

NOTE 3—SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which is generally the vesting period of the equity award. As of December 31, 2013, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $2.8 million and $27.4 million, respectively, which we expect to recognize over a weighted average period of approximately 2.3 years.

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

A summary of stock option activity during the three months ended December 31, 2013 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2013	989	$33.21	5.9	$21,592
Granted	—	$—
Exercised	(24)	$34.63		$476
Forfeited	(17)	$40.26
Outstanding at December 31, 2013	948	$33.04	5.6	$19,178
Exercisable at December 31, 2013	761	$31.29	5.1	$15,355

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

A summary of restricted stock activity for the three months ended December 31, 2013 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at October 1, 2013	849	$42.42
Granted	297	$54.62
Vested	(132)	$37.29
Forfeited	(34)	$41.17
Unvested at December 31, 2013	980	$46.85

NOTE 4—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	December 31, 2013	September 30, 2013
Drilling vessels and equipment	$3,632,897	$2,979,503
Construction work in progress	501,486	715,320
Drill pipe	32,804	26,743
Office equipment and other	29,672	24,439
Cost	4,196,859	3,746,005
Less: Accumulated depreciation	(613,592)	(581,281)
Drilling and other property and equipment, net	$3,583,267	$3,164,724

Property and equipment are recorded at cost. Interest incurred related to property under construction is capitalized as a component of construction costs. Interest capitalized during the three months ended December 31, 2013 and 2012 was approximately $9.8 million and $9.0 million, respectively.

Recently Completed Construction Projects

Our first ultra-deepwater drillship, Atwood Advantage, was delivered from the Daewoo Shipbuilding and Marine Engineering Co., Ltd. yard in South Korea in December 2013.

Ongoing Construction Projects

As of December 31, 2013, we had expended approximately $500 million towards our three ultra-deepwater drillships under construction. Total remaining firm commitments for these three drilling units under construction were approximately $1.2 billion at December 31, 2013.

NOTE 5—LONG-TERM DEBT

A summary of long-term debt is as follows:

(In thousands)	December 31, 2013	September 30, 2013
6.5% Senior Notes due 2020, bearing fixed interest at 6.5% per annum, net of unamortized premium	$657,961	$658,232
Revolving Credit Facility, bearing interest at approximately 2.8%(1) per annum at December 31, 2013 and 3.0%(1) per annum at September 30, 2013	945,000	605,000
(1) After the impact of our interest rate swaps.	$1,602,961	$1,263,232

Revolving Credit Facility

As of December 31, 2013, we had $945 million of outstanding borrowings under our five-year $1.1 billion senior secured revolving credit facility. The credit facility was entered into in May 2011 and matures in May 2016. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited, is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Except as described below, borrowings under the credit facility bear interest at the Eurodollar rate plus a margin ranging from 2.00% to 2.50% based on our corporate credit ratings. Currently, certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. See Note 6. The average interest rate for borrowings under the credit facility was approximately 2.8% per annum at December 31, 2013, after considering the impact of our interest rate swaps. Subsequent to December 31, 2013, we made $90 million in prepayments and incurred no additional borrowings under the credit facility.

As of December 31, 2013, we were in compliance with all financial covenants under the credit facility.

Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility accordion may be exercised to increase commitments by up to an additional $200 million for a total commitment of up to $1.3 billion.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Contracts

Our credit facility exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically re-determined based on the prevailing Eurodollar rate. We enter into interest rate swaps to limit our exposure to fluctuations and volatility in interest rates.

At December 31, 2013, we had interest rate swaps that effectively fix the interest rate on $250 million of borrowings under the credit facility at a weighted average interest rate of 3.4% through September 2014. In December 2013, we entered into additional interest rate swaps which extend the Company's current hedging program and effectively fix the interest rate on $250 million of borrowings at a weighted average interest rate of 3.1% from September 2014 to March 2016. As of December 31, 2013, these interest rate swaps are designated as cash flow hedging instruments.

Foreign Currency Forward Exchange Contracts

We conduct business in numerous foreign countries. Our functional currency is the U.S. dollar and thus our international operations expose us to foreign currency risk associated with cash flows from transactions denominated in currencies other than our functional currency. We enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in the euro/U.S. dollar exchange rate.

In December 2013, we executed foreign currency forward exchange contracts for a portion of our anticipated euro receipts associated with revenues earned on a drilling contract from December 2013 through November 2015. These forward contracts effectively fix the euro/U.S. dollar exchange rate at 1.365905 on an aggregate notional amount of 72 million euro and settle monthly from March 2014 through February 2016. As of December 31, 2013, these forward contracts are designated as cash flow hedging instruments.

We do not engage in derivative transactions for speculative or trading purposes and we are not a party to leveraged derivatives.

Condensed Consolidated Balance Sheets

We record our derivative contracts at fair value on our consolidated balance sheets. See Note 8. The following table presents the fair value of our derivative contracts designated as cash flow hedging instruments included in our Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013:

	Asset Derivatives			Liability Derivatives
(In thousands)		December 31, 2013	September 30, 2013		December 31, 2013	September 30, 2013
Derivative contracts designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Short-term interest rate swaps	Prepaid expenses and deferred costs	$—	$—	Accrued liabilities	$1,361	$1,586
Long-term interest rate swaps	Deferred costs and other assets	255	—	Other long-term liabilities	—	—
Short-term foreign exchange forward currency contracts	Prepaid expenses and deferred costs	—	—	Accrued liabilities	309	—
Long-term foreign exchange forward currency contracts	Deferred costs and other assets	—	—	Other long-term liabilities	455	—
Total derivatives designated as cash flow hedging instruments		$255	$—		$2,125	$1,586

We do not have any derivative contracts not designated as hedging instruments.

Condensed Consolidated Statements of Operation and Statements of Comprehensive Income

The following table presents the gains and losses on our derivative contracts designated as cash flow hedging instruments on our Condensed Consolidated Statements of Operations and Condensed Statements of Comprehensive Income for three months ended December 31, 2013 and the three months ended December 31, 2012:

Derivative contracts designated as cash flow hedging instruments	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI in Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended December 31,			Three Months Ended December 31,
	2013	2012		2013	2012
Interest rate swaps	$21	$(66)	Interest expense, net of capitalized interest	$(354)	$(438)
Foreign exchange forward currency contracts	(764)	—	Contract drilling revenue	(27)	—
Total	$(743)	$(66)		$(381)	$(438)

Each quarter, changes in the fair values of our derivative instruments designated as cash flow hedging instruments will adjust the balance sheet asset or liability, with an offset to Accumulated Other Comprehensive Income (“AOCI”) for the effective portion of the hedge. The effective portion of the cash flow hedge will remain in AOCI until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period.

Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. For the quarters ended December 31, 2013 and December 31, 2012, no loss was recognized on our Consolidated Statement of Operations due to hedge ineffectiveness. Additionally, there were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.

As of December 31, 2013, the estimated amount of unrealized losses associated with our interest rate derivative contracts that will be reclassified to earnings during the next twelve months totals $1.4 million. As of December 31, 2013, the estimated amount of unrealized losses associated with our foreign exchange forward currency contracts that will be reclassified to earnings during the next twelve months is approximately $0.3 million.

Derivative Contract Agreements

None of our derivative contracts contain credit-risk related contingent features, and no amounts of cash collateral were posted by us related to net liability positions as of December 31, 2013. Our derivative contracts are secured by the collateral package of our revolving credit facility.

We report the fair value of our derivative contracts on our Consolidated Balance Sheets on a gross basis by type of contract as either short-term or long-term. We determine the short-term and long-term classification based on the timing of expected future cash flows. The following table represents our gross and net derivative assets and liabilities:

(In thousands)	Gross Amount Presented on the Consolidated Balance Sheets	Netting Adjustments (a)	Net Amount
December 31, 2013
Derivative assets	$255	$(255)	$—
Derivative liabilities	(2,125)	255	(1,870)

September 30, 2013
Derivative assets	$—	$—	$—
Derivative liabilities	(1,586)	—	(1,586)

(a) We have agreements in place with some of our financial trading counterparties that allow for the financial right of offset for derivative assets and derivative liabilities under the agreements.

NOTE 7—INCOME TAXES

Our consolidated effective income tax rate for the three months ended December 31, 2013 was approximately 12%, compared to 13% for the three months ended December 31, 2012. The effective tax rate for the three months ended December 31, 2013 was lower than the rate for the three months ended December 31, 2012 primarily due to a change in the geographical mix of our operations as well as the beneficial impact of discrete tax benefits recognized during the three months ended December 31, 2013. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At December 31, 2013, we had approximately $8.6 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $2.8 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All $8.6 million of the net uncertain tax liabilities would affect the effective tax rate if realized.

Our United States tax returns for fiscal year 2010 and subsequent years remain subject to examination by tax authorities. As we conduct business globally, we have various tax years that remain open to examination in certain international tax jurisdictions, including tax returns in Australia for fiscal years 2008 through 2013 and tax returns in Equatorial Guinea for calendar years 2010 through 2013. Although we cannot predict the outcome of ongoing or future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Fair value of Certain Assets and Liabilities
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable approximate fair value because of their short term maturities.

Fair Value of Financial Instruments
The fair value of financial instruments is determined by using quoted market prices when available. When quoted prices are not available, independent third party services may be used to determine the fair value with reference to observable inputs used.

The following table sets forth the estimated fair value of certain financial instruments at December 31, 2013 and September 30, 2013, which are measured and recorded at fair value on a recurring basis:

		December 31, 2013
		Fair Value Measurements
(In thousands)	(Asset)/Liability	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short-term interest rate swaps	Accrued liabilities	$1,361	$—	$1,361	$—	$1,361
Long-term interest rate swaps	Deferred costs and other assets	$(255)	—	$(255)	—	$(255)
Short-term foreign exchange forward currency contracts	Accrued liabilities	$309		$309		$309
Long-term foreign exchange forward currency contracts	Other long term liabilities	$455		$455		$455
Total derivative contracts, net		$1,870	$—	$1,870	$—	$1,870

		September 30, 2013
		Fair Value Measurements
(In thousands)	(Asset)/Liability	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short-term interest rate swaps	Accrued liabilities	$1,586	$—	$1,586	$—	$1,586
Total derivative contracts, net		$1,586	$—	$1,586	$—	$1,586

Derivative financial instruments - Our derivative financial instruments consist of our interest rate swap contracts and our foreign currency forward exchange contracts.

The fair values of our interest rate swaps and our foreign currency forward exchange contracts are based upon valuations calculated by an independent third party. The derivatives were valued according to the "Market approach" where possible, and the "Income approach" otherwise. A third party independently valued each instrument using forward price data obtained from reputable data providers (e.g., Bloomberg and Reuters) and reviewed market activity and similarity of pricing terms to determine appropriate reliability level assertions for each instrument. It was determined that the contribution of the credit valuation adjustment to total fair value is less than 1% for all derivatives and is therefore not significant. Based on valuation inputs for fair value measurement and independent review performed by third party consultants, we have classified our derivative contracts as Level 2 as they were valued based upon observable inputs from dealer markets.

Long-term Debt – Our long-term debt consists of both our 6.5% Senior Notes due 2020 ("Senior Notes") and our revolving credit facility.

Revolving Credit Facility – The carrying amounts of our variable-rate debt approximates fair value because such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs for purposes of determining our fair value disclosure are readily available published Eurodollar rates.

Senior Notes – The carrying value of our Senior Notes, net of unamortized premium, is $658.0 million ($650 million principal amount) while the fair value of those Senior Notes is $698.8 million. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this instrument as Level 2 as valuation inputs for fair value measurements are quoted market prices as of December 31, 2013 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2013, we had paid to the Indian government $10.1 million in service taxes and have accrued $1.8 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.9 million relating to service taxes. We recorded a corresponding $11.9 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as receivable.

NOTE 10—SUBSEQUENT EVENTS

On January 17, 2014, we completed the sale of our standard jackup drilling unit, the Vicksburg, for a sales price of $55.4 million pursuant to a definitive sales agreement entered into on October 3, 2013. As of December 31, 2013, the carrying value of the rig and its related inventory was approximately $21.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 included elsewhere herein, and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and elsewhere in this Quarterly Report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at December 31, 2013, and our results of operations for the three months ended December 31, 2013 and 2012. Financial and operating results for the three months ended December 31, 2013, include:

•	Operating revenues totaling $285 million on 1,009 operating days as compared to operating revenues of $245 million on 833 operating days for the three months ended December 31, 2012;

•	Net income of $83 million as compared to net income of $73 million for the three months ended December 31, 2012;

•	Net cash provided by operating activities of $160 million as compared to net cash provided by operating activities of $117 million for the three months ended December 31, 2012;

•	Capital expenditures of $463 million as compared to capital expenditures of $322 million for the three months ended December 31, 2012; and

•	Increase in debt outstanding of $340 million for the three months ended December 31, 2013 as well as increase in existing cash on hand of $44 million for the three months ended December 31, 2013.

MARKET OUTLOOK
Industry Conditions
The level of activity in the offshore drilling industry, which affects the drilling sector’s profitability, is highly correlated to the price of oil and, to a lesser extent, natural gas. The price of oil is determined by the balance between global and/or regional supply and demand. The state of the global economy and associated degree of economic growth are important factors in determining the level of demand for commodities, including oil and natural gas. The global economy, especially in developed countries, appears to be improving although the pace of economic growth remains uncertain for most emerging countries. The U.S. and Europe lead the improvement in economic growth for developed countries followed by stabilization and improved expectations for Japan.
The current geopolitical environment, particularly in North Africa and the Middle East, continues to negatively impact the global oil supply as regional conflicts have often targeted oil infrastructure and resulted in supply disruptions. Reduced oil production by these oil-rich countries has led to strengthening international crude oil prices. Oil prices, which historically have been volatile, remain relatively strong compared to historical price levels due to this reduction in production, with the price of Brent having been sustained at over $100 per barrel. However, the continued strength in oil prices at or above this level may be required in order to sustain the current level of activity for offshore drilling services.
Several recent industry reports indicate slower year over year growth for 2014 capital expenditure budgets of exploration and production companies compared to prior years. A slowdown in spending by our customers, coupled with the ongoing growth of the global drilling rig fleet, may disrupt the supply and demand balance and result in lower fleet utilization and potentially lower day rates. Although we have not seen a material reduction in the number of marketed rigs under contract to date, the pace of contracting has slowed and contract lead times have shortened over the past few quarters. For example, although the ultra-deepwater market remains fully contracted, 12 newbuild rigs currently under construction and scheduled for delivery in 2014 were not under contract as of January 31, 2014. Additionally, the deepwater floater market has recently seen a decrease in the percentage of marketed rigs under contract which may lead to lower day rates for this market in the future. We continue to see variability in day rates primarily based on rig capabilities and age, followed by rig location and contract term.
The high level of drilling activity, together with the backlog of rigs under construction, is creating capacity constraints in the global offshore rig equipment supply chain. As a result, equipment delivery lead times have lengthened and remain challenging, thus leading to delayed newbuild rig deliveries. For example, ultra-deepwater rigs experienced delivery delays of approximately 90 days based on 2013 performance results at three major floater shipyards in South Korea.

In contrast to the floater markets, most jackup regions are experiencing well balanced supply and demand with the percentage of marketed high specification jackup rigs under contract at approximately 95%. In an environment of modestly increasing day rates, the jackup market absorbed 55 newbuild rigs in 2012 and 2013. Globally, the strength in jackup rigs under contract and day rates is being driven by operator demand for newer, more capable rigs to replace the existing old and less capable fleet.
Ultra-deepwater and Deepwater Rig Markets
Industry-wide, the percentage of marketed ultra-deepwater rigs under contract remains at approximately 100%, while the percentage of marketed deepwater rigs under contract has reduced slightly to 93%. As of January 22, 2014, there were 87 ultra-deepwater drillships and semisubmersibles under construction for delivery through May 2020. Fifty-five of these are contracted, including 29 under long-term contracts with Petrobras that are primarily being constructed in shipyards located in Brazil. The number of new ultra-deepwater rig deliveries peaks in 2014 at 29, and declines to 23 and 15 units in 2015 and 2016, respectively. Of the newbuild rigs to be added between 2014 and 2016, 35 are already contracted, with 17, if delivered on time, available in 2014. With 88% of ultra-deepwater rigs operating in deepwater and mid-water water depths, demand for deepwater rigs and older, less capable ultra-deepwater rigs may be negatively impacted by the increased supply of newer ultra-deepwater rigs. This may result in the older, less capable rigs having to price more aggressively to avoid displacement by the newer, more capable rigs.

Our Ultra-deepwater Rigs and Deepwater Rigs

The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, was delivered from the shipyard in December 2013 and began mobilizing to the U.S. Gulf of Mexico under its three-year contract in the first quarter of fiscal year 2014. The rig is contracted through March 2017.
The Atwood Condor, an ultra-deepwater, dynamically-positioned semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through November 2016. The Atwood Osprey, an ultra-deepwater semisubmersible, is operating offshore Australia and is contracted through May 2017.

The Atwood Falcon and Atwood Eagle, both deepwater semisubmersibles, are operating offshore Australia and are contracted through January 2015 and June 2016, respectively. The Atwood Hunter, a deepwater semisubmersible, is currently undergoing a 110 day maintenance and upgrade project in Cameroon that is expected to be completed in April 2014. Once complete, the rig is scheduled to mobilize to Equatorial Guinea for a contract through August 2014.
The Atwood Achiever, Atwood Admiral and Atwood Archer are DP-3 dynamically-positioned, dual derrick, ultra-deepwater drillships rated to operate in water depths up to 12,000 feet, and are currently under construction at the Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) shipyard in South Korea. These drillships will have enhanced technical capabilities, including two seven-ram BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. The Atwood Achiever, Atwood Admiral and Atwood Archer are scheduled to be delivered in June 2014, March 2015 and December 2015, respectively, at a total cost, including project management, drilling and handling tools and spares, of approximately $635 million each.
Upon delivery from the shipyard, the Atwood Achiever will mobilize to Morocco to commence a three-year drilling program. Although we do not presently have drilling contracts for the Atwood Admiral or the Atwood Archer, we expect that the long-term demand for ultra-deepwater drilling services in established and emerging basins will provide us with opportunities to contract these two rigs prior to their respective delivery dates.

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

Jackup Rig Market
Bifurcation in day rates and utilization between high specification jackups and standard jackups continues to characterize contracting activity in the jackup market. We expect this bifurcation trend to become more pronounced in the future. The percentage of marketed high specification jackup rigs (i.e. rigs equal to or greater than 350-foot water depth capability) under contract is approximately 96% as compared to 94% for the remainder of the global jackup fleet. Despite the expected increase in global jackup supply due to the continued delivery of high specification newbuild rigs through the end of 2017, we expect demand for high specification jackup rigs to remain elevated as operators continue to prefer contracting newer, more capable rigs for their drilling programs.

As a result of newbuild jackup construction programs initiated in 2005 and continuing through 2014, the jackup supply continues to increase. As of January 22, 2014, there were 133 newbuild jackup rigs under construction. Thirty-nine jack-ups are scheduled for delivery in 2014, of which 11 are contracted and 13 are not considered high specification. The remaining 94 rigs are scheduled for delivery in 2015 through 2017. This increase in the marketed supply of high specification jackups may exceed customer demand leading to lower day rates for jackup rigs in the future.
Our High Specification Jackup Rigs
The Atwood Mako and the Atwood Orca are operating offshore Thailand and are contracted through September 2014 and May 2015, respectively. The Atwood Manta, which is identical to the Atwood Mako and the Atwood Orca, is operating offshore Malaysia and is contracted through December 2015. The Atwood Aurora is operating offshore West Africa and is contracted through July 2015. The Atwood Beacon is operating in the Mediterranean Sea and is contracted into January 2016. On January 17, 2014, we completed the sale of our standard jackup drilling unit, the Vicksburg, for a sales price of $55.4 million pursuant to a definitive sales agreement entered into on October 3, 2013.
Idled Rigs
The Atwood Southern Cross and Seahawk were idle as of December 31, 2013. We anticipate that the Atwood Southern Cross will not return to service during fiscal year 2014 due to the lack of sufficient continuous demand, and thus, we are not actively marketing the rig at this time. The agreement to sell the Seahawk was terminated in December 2013 based on the buyer's failure to perform under the agreement. The Seahawk is also not being actively marketed at this time.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at December 31, 2013 was approximately $3.6 billion, representing a 44% increase compared to our contract backlog of $2.5 billion at December 31, 2012. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The following table sets forth, as of December 31, 2013, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively-marketed drilling units for the periods indicated:

Contract Drilling Revenue Backlog	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Total
(In millions)
Ultra-deepwater	$439	$819	$809	$458	$22	$2,547
Deepwater	265	206	122	—	—	593
Jackups	222	195	29	—	—	446
Total	$926	$1,220	$960	$458	$22	$3,586

Percent of available operating days committed	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Ultra-deepwater	100%	87%	70%	38%	2%
Deepwater	87%	46%	24%	—%	—%
Jackups	98%	63%	9%	—%	—%
Total	96%	68%	38%	16%	1%

RESULTS OF OPERATIONS

Revenues— Revenues for the three months ended December 31, 2013 increased approximately $39.6 million, or 16%, compared to the three months ended December 31, 2012. A comparative analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended December 31,
(In millions)	2013	2012	Variance
Ultra-Deepwater	$87.2	$82.8	$4.4
Deepwater	107.6	100.0	7.6
Jackups	78.8	52.0	26.8
Reimbursable	11.1	10.3	0.8
	$284.7	$245.1	$39.6

Our ultra-deepwater fleet realized operating revenues of $87.2 million on 203 operating days for the three months ended December 31, 2013 as compared to operating revenues of $82.8 million on 184 operating days for the three months ended December 31, 2012. The increase in operating days is primarily attributable to the Atwood Advantage, the first of our four "A-Class" ultra-deepwater drillships, which was delivered and commenced mobilization to the U.S. Gulf of Mexico in December 2013 under its initial drilling contract. The average revenue per operating day for our ultra-deepwater fleet decreased to approximately $430,000 for the three months ended December 31, 2013 as compared to approximately $450,000 for the three months ended December 31, 2012 primarily due to downtime incurred by the Atwood Condor for blowout preventer repairs and maintenance in the first quarter of fiscal year 2014.

Our deepwater fleet realized operating revenues of $107.6 million on 254 operating days for the three months ended December 31, 2013 as compared to operating revenues of $100.0 million on 258 operating days for the three months ended December 31, 2012. This increase in revenues for our deepwater fleet is primarily due to higher average revenue per operating day realized by our deepwater rigs of approximately $420,000 for the three months ended December 31, 2013 as compared to approximately $390,000 for the three months ended December 31, 2012. The increase in average revenue per operating day is driven by the Atwood Hunter and the Atwood Eagle working on higher day rate contracts during the first quarter of fiscal year 2014 as compared to the first quarter of fiscal year 2013.

Our jackup fleet realized operating revenues of $78.8 million on 552 operating days for the three months ended December 31, 2013 as compared to $52.0 million on 391 operating days for the three months ended December 31, 2012. Overall, the jackup fleet realized higher average revenue per operating day of approximately $140,000 for the first quarter of fiscal year 2014 as compared to approximately $130,000 for the first quarter of fiscal year 2013. The increase in operating days is due to a full quarter of operations for the newly constructed, high specification jackups, Atwood Manta and Atwood Orca, which were delivered from the shipyard in December 2012 and May 2013, respectively.

Reimbursable revenues are primarily driven by our clients and contracts and are dependent on the timing of the clients' requests and work performed. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Drilling Costs—Drilling costs for the three months ended December 31, 2013, increased approximately $19.7 million, or 18%, compared to the three months ended December 31, 2012. An analysis of contract drilling costs by rig category is as follows:

	DRILLING COSTS
	Three Months Ended December 31,
(In millions)	2013	2012	Variance
Ultra-Deepwater	$35.2	$29.6	$5.6
Deepwater	48.8	45.7	3.1
Jackups	36.6	28.5	8.1
Reimbursable	8.4	6.0	2.4
Other	2.6	2.1	0.5
	$131.6	$111.9	$19.7

Ultra-deepwater drilling costs increased as a result of the addition of the Atwood Advantage, which resulted in higher average per calendar day drilling costs of our ultra-deepwater fleet of approximately $170,000 for the three months ended December 31, 2013, as compared to approximately $160,000 for the three months ended December 31, 2012.

Deepwater drilling costs increased for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. Average per calendar day drilling costs for our deepwater rigs increased from approximately $170,000 in the first quarter of fiscal year 2013 to approximately $180,000 in the first fiscal quarter of 2014 mainly due to the Atwood Falcon undergoing regulatory inspections and planned maintenance in December 2013.

Drilling costs for our jackup fleet increased for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, as a result of a full quarter of operations for the newly constructed Atwood Manta and Atwood Orca. Average per calendar day drilling costs remained relatively stable at approximately $70,000 for both the first quarter of fiscal year 2014 and the first quarter of fiscal year 2013.

Reimbursable costs are primarily driven by our clients and contracts and are dependent on the timing of the clients' requests and work performed. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Depreciation—Depreciation expense for the three months ended December 31, 2013 increased approximately $4.9 million, or 18%, compared to the three months ended December 31, 2012. A comparative analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended December 31,
(In millions)	2013	2012	Variance
Ultra-Deepwater	$16.7	$14.6	$2.1
Deepwater	5.1	5.1	—
Jackups	9.7	6.1	3.6
Other	1.0	1.8	(0.8)
	$32.5	$27.6	$4.9

Ultra-deepwater depreciation increased by $2.1 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, due to the delivery of the Atwood Advantage which was placed into service in December 2013.

Jackup depreciation increased by $3.6 million for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, due to the addition of the Atwood Manta and the Atwood Orca, which were placed into service at the beginning of December 2012 and May 2013, respectively.

General and Administrative—For the three months ended December 31, 2013, general and administrative expenses increased by approximately $2.6 million to $19.8 million, as compared to $17.2 million for the three months ended December 31, 2012. This was primarily due to higher personnel, information technology and rental and lease related costs resulting from an increase in our headcount and equipment to support our larger fleet.

Interest Expense, net of capitalized interest—For the three months ended December 31, 2013, interest expense, net of capitalized interest increased by approximately $3.8 million to $8.2 million, as compared to $4.4 million for the three months ended December 31, 2012. This increase was primarily due to a higher outstanding debt balance and higher weighted average borrowing costs associated with the issuance of an additional $200 million of our 6.50% Senior Notes due 2020 ("Senior Notes") in June 2013.

Income Taxes—Our effective tax rate was 12% for the three months ended December 31, 2013, compared to 13% for the three months ended December 31, 2012. The effective tax rate for the three months ended December 31, 2013 was lower than the rate for the three months ended December 31, 2012 primarily due to a change in the geographical mix of our operations as well as the beneficial impact of discrete tax benefits recognized this quarter. Our effective tax rates were lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had $132 million in cash and cash equivalents. At any time, we may require a significant portion of our cash on hand for working capital and other purposes.  During the three months ended December 31, 2013, we relied principally on our cash flows from operations, cash on hand, and borrowings under our credit facility to meet liquidity needs and fund our cash requirements, including our capital expenditures of $463 million.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Revolving Credit Facility

As of December 31, 2013, we had $945 million of outstanding borrowings under our five-year $1.1 billion senior secured revolving credit facility. The credit facility was entered into in May 2011 and matures in May 2016. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited, is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Except as described below, borrowings under the credit facility bear interest at the Eurodollar rate plus a margin ranging from 2.00% to 2.50%, based on our corporate credit ratings. Currently, certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. See Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report. The average interest rate for borrowings under the credit facility was approximately 2.8% per annum at December 31, 2013, after considering the impact of our interest rate swaps. Subsequent to December 31, 2013, we made $90 million in prepayments and incurred no additional borrowings under the credit facility.

As of December 31, 2013, we were in compliance with all financial covenants under the credit facility.

Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the credit facility accordion may be exercised to increase commitments by up to an additional $200 million for a total commitment of up to $1.3 billion.

Capital Expenditures

We estimate that our total capital expenditures, including maintenance capital expenditures, for fiscal year 2014 will be approximately $975 million, substantially all of which is contractually committed. As of December 31, 2013, we had incurred approximately $463 million of our total expected capital expenditures for fiscal year 2014. The remaining capital expenditures are expected to be funded with cash on hand, cash flows from operations and borrowings under our revolving credit facility including the provision to increase the credit facility commitment by an additional $200 million.

As of December 31, 2013, we had expended approximately $500 million towards our three newbuild drilling units contracted for construction. The expected costs including firm commitments, project management, capitalized interest and drilling and handling tools and spares for our three drilling units under construction are as follows (in millions):

Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Total
$460	$480	$450	$1,390

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

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of December 31, 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. As of December 31, 2013, other than additional borrowings under our credit facility there were no other material changes to this disclosure regarding our commitments and contractual obligations.

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

Such statements are subject to numerous risks, uncertainties and assumptions that are beyond our ability to control, including, but not limited to:

•	prices of oil and natural gas and industry expectations about future prices;

•	market conditions, expansion and other development trends in the drilling industry and the global economy in general;

•	the operational risks involved in drilling for oil and gas;

•	the highly competitive and volatile nature of our business;

•	the impact of governmental or industry regulation, both in the United States and internationally;

•	the risks of and disruptions to international operations, including political instability and the impact of terrorist acts, acts of piracy, embargoes, war or other military operations;

•	our ability to obtain and retain qualified personnel to operate our vessels;

•	our ability to enter into, and the terms of, future drilling contracts, including contracts for our newbuild units and for rigs whose contracts are expiring;

•	timely access to spare parts, equipment and personnel to maintain and service our fleet;

•	customer requirements for drilling capacity and customer drilling plans;

•	the adequacy of sources of liquidity for us and for our customers;

•	changes in tax laws, treaties and regulations;

•	the risks involved in the construction, upgrade, and repair of our drilling units;

•	unplanned downtime and repairs on our rigs;

•	the termination or renegotiation of contracts by customers or payment or other delays by our customers; and

•	such other risks discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and in our other reports filed with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, interest rate risk and foreign currency exchange risk as discussed below:

Interest Rate Risk

The provisions of our credit facility provide for a variable interest rate cost on our $945 million outstanding as of December 31, 2013. However, we employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of December 31, 2013 in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, only $695 million of our variable long-term debt outstanding at December 31, 2013 is subject to changes in interest rates. Thus, a 10% change in the interest rate on the floating rate debt would not have a material effect on our annual earnings and cash flows.

Foreign Currency Risk

We conduct business in numerous foreign countries. Our functional currency is the U.S. dollar. Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than our functional currency. Based on December 31, 2013 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect on our annual earnings and cash flows.

We enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in the euro/U.S. dollar exchange rate. In December 2013, we executed foreign currency forward exchange contracts for a portion of our anticipated euro receipts associated with revenues earned on a drilling contract from December 2013 through November 2015.

Market Risk

Our Senior Notes bear interest at a fixed interest rate whose fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $698.8 million at December 31, 2013, compared to the principal amount of $650 million. If prevailing market interest rates had been 10% lower at December 31, 2013, the change in fair value of our senior notes would have been immaterial.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 10 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of December 31, 2013, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 6. EXHIBITS

(a)	Exhibits

†*10.1	Second Amendment to Atwood Oceanics, Inc. Amended and Restated 2007 Long-Term Incentive Plan, effective November 21, 2013

†*10.2	Revised Form of Notice of Restricted Stock Unit Award - 2013 Long-Term Incentive Plan

†*10.3	Revised Form of Notice of Performance Unit Grant - 2013 Long-Term Incentive Plan

†*10.4	Revised Form of Notice of Non-Employee Director Restricted Stock Unit Award - 2013 Long-Term Incentive Plan

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*101	Interactive data files.

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC. (Registrant)

Date:	February 6, 2014	/S/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer