Form 10-Q
period 2014-03-31
ATWOOD OCEANICS INC
filed 2014-05-05
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED March 31, 2014

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2014: 64,286,000 shares of common stock, $1.00 par value

ATWOOD OCEANICS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share amounts)	2014	2013	2014	2013
REVENUES:
Contract drilling	$260,062	$242,321	$533,619	$477,115
Revenues related to reimbursable expenses	13,035	10,840	24,184	21,139
Total revenues	$273,097	$253,161	$557,803	$498,254

COSTS AND EXPENSES:
Contract drilling	136,966	98,561	260,128	204,499
Reimbursable expenses	9,188	8,912	17,602	14,890
Depreciation	37,231	28,482	69,775	56,060
General and administrative	15,022	13,268	34,844	30,489
Gain on sale of equipment	(34,443)	—	(34,079)	—
Other, net	399	(20)	(1,602)	(13)
	164,363	149,203	346,668	305,925

OPERATING INCOME	$108,734	$103,958	$211,135	$192,329

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(11,502)	(6,547)	(19,713)	(10,955)
Interest income	51	21	121	145
	(11,451)	(6,526)	(19,592)	(10,810)

INCOME BEFORE INCOME TAXES	97,283	97,432	191,543	181,519
PROVISION FOR INCOME TAXES	23,983	11,913	34,846	23,169
NET INCOME	$73,300	$85,519	$156,697	$158,350

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$1.14	$1.30	$2.44	$2.41
Diluted	$1.13	$1.28	$2.41	$2.39
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,238	65,733	64,175	65,631
Diluted	65,031	66,589	65,028	66,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Net income	$73,300	$85,519	$156,697	$158,350
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Unrealized holding gain (loss)	(580)	18	(1,324)	(48)
Loss reclassified to net income	539	436	921	874
Total other comprehensive gain (loss)	(41)	454	(403)	826

Comprehensive income	$73,259	$85,973	$156,294	$159,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2014	September 30, 2013
ASSETS
Cash and cash equivalents	$59,635	$88,770
Accounts receivable, net of allowance for doubtful accounts of $679 and $0 at March 31, 2014 and September 30, 2013, respectively	238,569	199,689
Income tax receivable	6,215	4,672
Inventories of materials and supplies	124,416	121,833
Prepaid expenses and deferred costs	28,841	38,796
Total current assets	457,676	453,760

Property and equipment, net	3,575,172	3,164,724

Other receivables	11,831	11,831
Deferred costs and other assets	39,937	26,951
Deferred income taxes	518	—
Total assets	$4,085,134	$3,657,266

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$88,585	$95,827
Accrued liabilities	16,319	17,653
Notes payable	—	8,071
Interest payable	8,278	7,945
Income tax payable	19,645	16,554
Deferred credits	12,653	10,822
Total current liabilities	145,480	156,872

Long-term debt	1,512,685	1,263,232
Deferred income taxes	354	485
Deferred credits	12,305	1,176
Other	41,269	28,130
Total long-term liabilities	1,566,613	1,293,023

Commitments and contingencies (Note 11)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 64,253 issued and outstanding at March 31, 2014 and 90,000 shares authorized with 64,057 issued and outstanding at September 30, 2013	64,253	64,057
Paid-in capital	192,570	183,390
Retained earnings	2,118,102	1,961,405
Accumulated other comprehensive loss	(1,884)	(1,481)
Total shareholders' equity	2,373,041	2,207,371
Total liabilities and shareholders' equity	$4,085,134	$3,657,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Equity

September 30, 2013	64,057	$64,057	$183,390	$1,961,405	$(1,481)	$2,207,371

Net income	—	—	—	156,697	—	156,697
Other comprehensive loss	—	—	—	—	(403)	(403)
Restricted stock awards	139	139	(139)	—	—	—
Exercise of employee stock options	57	57	1,594	—	—	1,651
Stock option and restricted stock award compensation expense	—	—	7,725	—	—	7,725

March 31, 2014	64,253	$64,253	$192,570	$2,118,102	$(1,884)	$2,373,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$156,697	$158,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,775	56,060
Amortization of debt issuance costs and bond premium, net	2,328	2,073
Amortization of deferred items	2,185	1,448
Provision for doubtful accounts	679	1,871
Provision for inventory obsolescence	860	360
Deferred income tax benefit	(649)	(466)
Share-based compensation expense	7,725	6,813
Gain on sale of assets	(34,079)	—
Other, net	2,118	(13)
Changes in assets and liabilities:
Accounts receivable	(39,559)	24,563
Income tax receivable	(1,543)	(199)
Inventory	(8,097)	(14,106)
Prepaid expenses	9,524	10,109
Deferred costs and other assets	(26,568)	(8,084)
Accounts payable	(8,617)	(43,864)
Accrued liabilities	(1,276)	(5,282)
Income tax payable	3,091	6,582
Deferred credits and other liabilities	33,910	8,247
Net cash provided by operating activities	168,504	204,462

Cash flows from investing activities:
Capital expenditures	(497,634)	(372,957)
Proceeds from sale of assets	56,517	61
Net cash used in investing activities	(441,117)	(372,896)

Cash flows from financing activities:
Proceeds from bank credit facilities	340,000	310,000
Principal payments on bank credit facilities	(90,000)	(100,000)
Principal payments on notes payable	(8,071)	(5,148)
Proceeds from exercise of stock options	1,651	3,418
Debt issuance costs paid	(102)	—
Net cash provided by financing activities	243,478	208,270
Net increase (decrease) in cash and cash equivalents	$(29,135)	$39,836
Cash and cash equivalents, at beginning of period	$88,770	$77,871
Cash and cash equivalents, at end of period	$59,635	$117,707

Non-cash activities:
Changes in accounts payable and accrued liabilities related to capital expenditures	$1,375	$34,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of March 31, 2014, and for the three and six months ended March 31, 2014 and 2013, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2013. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2013. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three and six months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended			Six Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
March 31, 2014
Basic earnings per share	$73,300	64,238	$1.14	$156,697	64,175	$2.44
Effect of dilutive securities:
Stock options	—	227	$—	—	267	$(0.01)
Restricted stock	—	566	$(0.01)	—	586	$(0.02)
Diluted earnings per share	$73,300	65,031	$1.13	$156,697	65,028	$2.41
March 31, 2013
Basic earnings per share	$85,519	65,733	$1.30	$158,350	65,631	$2.41
Effect of dilutive securities:
Stock options	—	388	$(0.01)	—	399	$(0.01)
Restricted stock	—	468	$(0.01)	—	311	$(0.01)
Diluted earnings per share	$85,519	66,589	$1.28	$158,350	66,341	$2.39

The calculation of diluted earnings per share for the three and six months ended March 31, 2014 each excludes shares of common stock related to approximately 252,000 outstanding stock options and for the three and six months ended March 31, 2013 each excludes shares of common stock related to approximately 289,000 outstanding stock options, in each case because such options were anti-dilutive. These options could potentially dilute basic earnings per share in the future.

NOTE 3—SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which is generally the vesting period of the equity award. As of March 31, 2014, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $2.3 million and $24.2 million, respectively, which we expect to recognize over a weighted average period of approximately 2.0 years.

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

A summary of stock option activity during the six months ended March 31, 2014 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2013	989	$33.21	5.9	$21,592
Granted	—	$—
Exercised	(57)	$27.16		$1,255
Forfeited	(17)	$40.26
Outstanding at March 31, 2014	915	$33.52	5.5	$15,286
Exercisable at March 31, 2014	725	$31.80	5.0	$13,478

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

A summary of restricted stock activity for the six months ended March 31, 2014 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at October 1, 2013	849	$42.42
Granted	321	$54.01
Vested	(139)	$37.50
Forfeited	(42)	$43.46
Unvested at March 31, 2014	989	$46.83

NOTE 4—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	March 31, 2014	September 30, 2013
Drilling vessels and equipment	$3,591,053	$2,979,503
Construction work in progress	511,851	715,320
Drill pipe	28,799	26,743
Office equipment and other	34,222	24,439
Cost	4,165,925	3,746,005
Less: Accumulated depreciation	(590,753)	(581,281)
Drilling and other property and equipment, net	$3,575,172	$3,164,724

Property and equipment are recorded at cost. Interest incurred related to property under construction is capitalized as a component of construction costs. Interest capitalized during the three months ended March 31, 2014 and 2013 was approximately $6.4 million and $6.5 million, respectively. Interest capitalized during the six months ended March 31, 2014 and 2013 was $16.2 million and $15.6 million, respectively.

Construction Projects

Our first ultra-deepwater drillship, the Atwood Advantage, was delivered from the Daewoo Shipbuilding and Marine Engineering Co., Ltd. ("DSME") yard in South Korea in December 2013.

As of March 31, 2014, we had expended approximately $510 million towards our three other ultra-deepwater drillships under construction at the DSME yard. Total remaining firm commitments for these three drillships under construction were approximately $1.2 billion at March 31, 2014.

Sale of Assets

During January 2014, we completed the sale of our standard jackup drilling unit, the Vicksburg, for a sales price of $55.4 million pursuant to a definitive sales agreement entered into on October 3, 2013. As of the date of sale, the carrying value of the rig and its related inventory was approximately $20.5 million.

During April 2014, we completed the sale of a wholly owned subsidiary which owned our semisubmersible tender assist drilling rig, the Seahawk, to Ocean Expert Drilling Services, S.A. for a sales price of $4.0 million. As of March 31, 2014, the carrying value of the rig and of its related inventory, inclusive of a $2.0 million impairment charge recorded in the current fiscal quarter, approximated its sales price.

NOTE 5—LONG-TERM DEBT

A summary of long-term debt is as follows:

(In thousands)	March 31, 2014	September 30, 2013
6.5% Senior Notes due 2020, bearing fixed interest at 6.5% per annum, net of unamortized premium	$657,685	$658,232
Revolving credit facility, bearing interest at approximately 2.9%(1) per annum at March 31, 2014 and 3.0%(1) per annum at September 30, 2013	855,000	605,000
	$1,512,685	$1,263,232
(1) After the impact of our interest rate swaps.

Revolving Credit Facility

As of March 31, 2014, we had $855 million of outstanding borrowings under our senior secured revolving credit facility. During April 2014, we entered into an agreement to amend and restate the credit facility (the "Restatement Agreement"), which increased total commitments to $1.55 billion and extended its maturity to May 2018. Our wholly owned subsidiary, Atwood Offshore Worldwide Limited, is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Prior to the Restatement Agreement, borrowings under the credit facility bore interest at the Eurodollar rate plus a margin ranging from 2.00% to 2.50%, and the commitment fee on the unused portion of underlying commitments ranged from 0.5% to 1.0% per annum. As a result of the Restatement Agreement, borrowings under the credit facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. See Note 6. The average interest rate for borrowings under the credit facility was approximately 2.9% per annum at March 31, 2014, after considering the impact of our interest rate swaps. As of March 31, 2014, we were in compliance with all financial covenants under the credit facility, and from March 31, 2014 to April 30, 2014, $30 million in additional borrowings were made under the credit facility.

In connection with the Restatement Agreement, the Company mortgaged as additional collateral the Atwood Mako and the Atwood Manta. As a result, the revolving credit facility is now secured primarily by first preferred mortgages on nine of our active drilling units (the Atwood Aurora, Atwood Beacon, Atwood Eagle, Atwood Falcon, Atwood Hunter, Atwood Osprey, Atwood Condor, Atwood Mako, and Atwood Manta), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Contracts

Our credit facility exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically re-determined based on the prevailing Eurodollar rate. We enter into interest rate swaps to limit our exposure to fluctuations and volatility in interest rates.

During the six months ended March 31, 2014, we had interest rate swaps that effectively fixed the interest rate on $250 million of borrowings under the credit facility at a weighted average interest rate of 3.4%. As a result of the Restatement Agreement, these interest rate swaps will fix the interest rate on $250 million of borrowings under the credit facility at a weighted average interest rate of 2.9% through September 2014. In December 2013, we entered into additional interest rate swaps which extend the Company's current hedging program and effectively fix the interest rate on $250 million of borrowings at a weighted average interest rate of 2.6% from September 2014 to March 2016. As of March 31, 2014, these interest rate swaps are designated as cash flow hedging instruments.

Foreign Currency Forward Exchange Contracts

We conduct business in numerous foreign countries. Our functional currency is the U.S. dollar and thus our international operations expose us to foreign currency risk associated with cash flows from transactions denominated in currencies other than our functional currency. As needed, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in foreign currency exchange rates.

In December 2013, we executed foreign currency forward exchange contracts for a portion of our anticipated euro receipts associated with revenues earned on a drilling contract from December 2013 through November 2015. These forward contracts effectively fix the euro/U.S. dollar exchange rate at 1.3659 on an aggregate notional amount of 69 million euro and settle monthly from April 2014 through February 2016. As of March 31, 2014, these forward contracts are designated as cash flow hedging instruments.

We do not engage in derivative transactions for speculative or trading purposes and we are not a party to leveraged derivatives.

Condensed Consolidated Balance Sheets

We record our derivative contracts at fair value on our consolidated balance sheets. See Note 7. The following table presents the fair value of our derivative contracts designated as cash flow hedging instruments included in our Condensed Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013:

	Asset Derivatives			Liability Derivatives
(In thousands)		March 31, 2014	September 30, 2013		March 31, 2014	September 30, 2013
Derivative contracts designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Short-term interest rate swaps	Prepaid expenses and deferred costs	$—	$—	Accrued liabilities	$1,303	$1,586
Long-term interest rate swaps	Deferred costs and other assets	191	—	Other long-term liabilities	—	—
Short-term foreign exchange forward currency contracts	Prepaid expenses and deferred costs	—	—	Accrued liabilities	453	—
Long-term foreign exchange forward currency contracts	Deferred costs and other assets	—	—	Other long-term liabilities	437	—
Total derivatives designated as cash flow hedging instruments		$191	$—		$2,193	$1,586

We do not have any derivative contracts not designated as hedging instruments.

Condensed Consolidated Statements of Operation and Statements of Comprehensive Income

The following table presents the gains and losses on our derivative contracts designated as cash flow hedging instruments on our Condensed Consolidated Statements of Operations and Condensed Statements of Comprehensive Income for three and six months ended March 31, 2014 and the three and six months ended March 31, 2013:

Derivative contracts designated as cash flow hedging instruments	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI in Income	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Interest rate swaps	$(457)	$18	Interest expense, net of capitalized interest	$(451)	$(436)
Foreign exchange forward currency contracts	(123)	—	Contract drilling revenues & costs	(88)	—
Total	$(580)	$18		$(539)	$(436)

Derivative contracts designated as cash flow hedging instruments	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI in Income	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Six Months Ended March 31,			Six Months Ended March 31,
	2014	2013		2014	2013
Interest rate swaps	$(435)	$(48)	Interest expense, net of capitalized interest	$(805)	$(874)
Foreign exchange forward currency contracts	(889)	—	Contract drilling revenues & costs	(116)	—
Total	$(1,324)	$(48)		$(921)	$(874)

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

Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. For the three and six months ended March 31, 2014, a $2,000 loss was recognized on our Consolidated Statement of Operations due to hedge ineffectiveness. We recognized no loss due to hedge ineffectiveness for the three and six months ended March 31, 2013. Additionally, there were no gains or losses recognized in income for the three and six months ended March 31, 2014 and 2013 as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.

As of March 31, 2014, the estimated amount of unrealized losses associated with our interest rate derivative contracts that will be reclassified to earnings during the next twelve months totals $1.3 million. As of March 31, 2014, the estimated amount of unrealized losses associated with our foreign exchange forward currency contracts that will be reclassified to earnings during the next twelve months is approximately $0.5 million.

Derivative Contract Agreements

None of our derivative contracts contain credit-risk related contingent features, and no amounts of cash collateral were posted by us related to net liability positions as of March 31, 2014. Our interest rate swaps are secured by the collateral package of our revolving credit facility.

We report the fair value of our derivative contracts on our Consolidated Balance Sheets on a gross basis by type of contract as either short-term or long-term. We determine the short-term and long-term classification based on the timing of expected future cash flows. The following table represents our gross and net derivative assets and liabilities:

(In thousands)	Gross Amount Presented on the Consolidated Balance Sheets	Netting Adjustments (a)	Net Amount
March 31, 2014
Derivative assets	$191	$(191)	$—
Derivative liabilities	(2,193)	191	(2,002)

September 30, 2013
Derivative assets	$—	$—	$—
Derivative liabilities	(1,586)	—	(1,586)

(a) We have agreements in place with some of our financial trading counterparties that allow for the financial right of offset for derivative assets and derivative liabilities under the agreements.

NOTE 7—FAIR VALUE

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

The following table sets forth the estimated fair value of certain financial instruments at March 31, 2014 and September 30, 2013, which are measured and recorded at fair value on a recurring basis:

		March 31, 2014
		Fair Value Measurements
(In thousands)	Asset/(Liability)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short-term interest rate swaps	Accrued liabilities	$(1,303)	$—	$(1,303)	$—	$(1,303)
Long-term interest rate swaps	Deferred costs and other assets	$191	—	$191	—	$191
Short-term foreign exchange forward currency contracts	Accrued liabilities	$(453)	$—	$(453)	$—	$(453)
Long-term foreign exchange forward currency contracts	Other long-term liabilities	$(437)	$—	$(437)	$—	$(437)
Total derivative contracts, net		$(2,002)	$—	$(2,002)	$—	$(2,002)

		September 30, 2013
		Fair Value Measurements
(In thousands)	Asset/(Liability)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short-term interest rate swaps	Accrued liabilities	$(1,586)	$—	$(1,586)	$—	$(1,586)
Total derivative contracts, net		$(1,586)	$—	$(1,586)	$—	$(1,586)

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

Senior Notes – The carrying value of our Senior Notes, net of unamortized premium, is $657.7 million ($650 million principal amount) while the fair value of those Senior Notes is $702.0 million. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this instrument as Level 2 as valuation inputs for fair value measurements are quoted market prices as of March 31, 2014 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

Revolving Credit Facility – The carrying amounts of our variable-rate debt approximates fair value because such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs for purposes of determining our fair value disclosure are readily available published Eurodollar rates.

NOTE 8—INCOME TAXES

Our consolidated effective income tax rate for the three and six months ended March 31, 2014 was approximately 25% and 18%, respectively, as compared to 12% and 13% for the three and six months ended March 31, 2013, respectively. The effective tax rate for the three and six months ended March 31, 2014 was higher than the rate for the three and six months ended March 31, 2013 primarily due to tax expenditures relating to the income received on the sale of the Vicksburg as well as an increase to our reserve for uncertain tax provisions. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At March 31, 2014, we had approximately $13.9 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $4.0 million, which are included in Other long-term liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All $13.9 million of the net uncertain tax liabilities would affect the effective tax rate if realized.

Our United States tax returns for fiscal year 2010 and subsequent years remain subject to examination by tax authorities. As we conduct business globally, we have various tax years that remain open to examination in certain international tax jurisdictions, including tax returns in Australia for fiscal years 2008 through 2013 and tax returns in Equatorial Guinea for calendar years 2011 through 2013. Although we cannot predict the outcome of ongoing or future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 9—CAPITAL STOCK

At the Company's 2014 Annual Meeting of Shareholders held on February 19, 2014, our shareholders approved an amendment to our Amended and Restated Certificate of Formation to increase the number of authorized shares of our common stock from 90,000,000 to 180,000,000. The Company has the authority to issue 181,000,000 shares of capital stock, including 180,000,000 shares of common stock, each with a par value of $1.00 per share, and 1,000,000 shares of preferred stock, each with no par value.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statement (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which changes the criteria and requires additional disclosures for reporting discontinued operations. The amendments in ASU 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

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

As of March 31, 2014, we had paid to the Indian government $10.5 million in service taxes and have accrued $1.3 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.8 million relating to service taxes. We recorded a corresponding $11.8 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three and six months ended March 31, 2014 and 2013 included elsewhere herein, and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and elsewhere in this Quarterly Report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at March 31, 2014, and our results of operations for the three and six months ended March 31, 2014 and 2013. Financial and operating results for the three months ended March 31, 2014, include:

•	Operating revenues totaling $273 million on 911 operating days as compared to operating revenues of $253 million on 900 operating days for the three months ended March 31, 2013;

•	Net income of $73 million as compared to net income of $86 million for the three months ended March 31, 2013;

•	Capital expenditures of $35 million as compared to capital expenditures of $51 million for the three months ended March 31, 2013; and

•	Decrease in debt outstanding of $90 million for the three months ended March 31, 2014 as well as decrease in existing cash on hand of $73 million for the three months ended March 31, 2014.

MARKET OUTLOOK
Industry Conditions
The level of activity in the offshore drilling industry, which affects the drilling sector’s profitability, is highly correlated to the price of oil and, to a lesser extent, natural gas. The price of oil is determined by the balance between global and/or regional supply and demand. The state of the global economy and associated degree of economic growth are important factors in determining the level of demand for commodities, including oil and natural gas. The global economy, especially in developed countries, continues to improve, although the pace of economic growth remains modest.
The current geopolitical environment, particularly in North Africa and the Middle East, continues to negatively impact the global oil supply as regional conflicts have often targeted oil infrastructure and resulted in supply disruptions. Reduced oil production by oil-rich nations in these regions has led to strengthening international crude oil prices. Oil prices remain relatively strong compared to historical price levels due to this reduction in production, with the price of Brent having remained at over $100 per barrel.

Despite favorable oil prices, exploration and production operators are signaling lower year-over-year growth in capital expenditure budgets for 2014 relative to recent years. The result for our industry has been a delay or cancellation of previously anticipated floater-based drilling programs that has led to substantially fewer new drilling contract awards for floaters in 2014 as compared to recent years. At the same time, the floater rig supply continues to increase due to additional newbuild deliveries from shipyards. As a result, we are witnessing fewer marketed rigs under contract among older, less capable floaters, and lower day rates across all classes of floaters. Customers continue to prefer newer, high specification floaters over the older, less capable rigs, especially for drilling programs with a high degree of technical complexity. Therefore, the impact of a more challenging offshore drilling market on new contracts and day rates has been less pronounced for the high specification segment of the floater fleet.

In contrast to the floater markets, most jackup regions are experiencing balanced supply and demand with approximately 100% of marketed high specification jackup rigs under contract with day rates remaining stable or increasing in nearly all regions in recent quarters. Given the high number of newbuild jackups scheduled for delivery in 2014 and 2015, however, the jackup market may experience a supply and demand imbalance in the future. Globally, the strength of jackup rig demand and associated day rates is being driven by operator demand for newer, more capable rigs to replace the existing older and less capable fleet.

Despite the reduced growth in capital expenditures by exploration and production companies, the current level of offshore drilling activity, together with the large backlog of rigs under construction, has continued to create capacity constraints in the global offshore rig equipment supply chain. As a result, equipment delivery lead times have lengthened and remain challenging, thus leading to delayed newbuild rig deliveries.
Ultra-deepwater and Deepwater Rig Markets
Industry-wide, the percentage of marketed ultra-deepwater rigs under contract remains at approximately 100%, while the percentage of marketed deepwater rigs under contract has reduced slightly to 90%. As of April 25, 2014, there were 88 ultra-deepwater drillships and semisubmersibles under construction for delivery through May 2020. Forty-nine of these are contracted, including 29 under long-term contracts with Petrobras that are primarily being constructed in shipyards located in Brazil. The number of new ultra-deepwater rig deliveries peaks in 2014 with 24 rigs still scheduled to be delivered this year, and declines to 23 and 16 units in 2015 and 2016, respectively. Of the newbuild rigs scheduled to be delivered in 2014, 12 were uncontracted as of April 25, 2014. With 84% of ultra-deepwater rigs operating in deepwater and mid-water water depths, demand for deepwater rigs and older, less capable ultra-deepwater rigs may be negatively impacted by the increased supply of newer ultra-deepwater rigs. This may result in the older, less capable rigs having to price more aggressively to avoid displacement by the newer, more capable rigs.

Our Ultra-deepwater Rigs and Deepwater Rigs

The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, is operating in the U.S. Gulf of Mexico and is contracted through April 2017. The rig arrived in the U.S. Gulf of Mexico in early March 2014 and commenced drilling operations in late April 2014.
The Atwood Condor, a dynamically-positioned, ultra-deepwater semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through November 2016. The Atwood Osprey, an ultra-deepwater semisubmersible, is operating offshore Australia and is contracted through May 2017.

The Atwood Falcon and Atwood Eagle, both deepwater semisubmersibles, are operating offshore Australia and are contracted through March 2016 and June 2016, respectively. The Atwood Hunter, a deepwater semisubmersible, recently completed its regulatory and maintenance project in Cameroon and is currently waiting to start its next contract, which is expected to commence during the second half of calendar year 2014.
The Atwood Achiever, Atwood Admiral and Atwood Archer are DP-3 dynamically-positioned, dual derrick, ultra-deepwater drillships rated to operate in water depths up to 12,000 feet, and are currently under construction at the Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) shipyard in South Korea. These drillships will have enhanced technical capabilities, including two seven-ram BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. The Atwood Achiever is expected to be delivered on or before August 31, 2014 while the Atwood Admiral and Atwood Archer are scheduled to be delivered in March 2015 and December 2015, respectively. Total cost, including project management, drilling and handling tools and spares, is approximately $635 million for each drillship.
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
Our option to build an additional ultra-deepwater drillship with DSME expired unexercised on March 31, 2014. At this time, we have not made any determination as to whether we will engage in the construction of another ultra-deepwater drillship. In determining whether to expand our fleet, we will consider multiple factors, including oil and natural gas prices, the magnitude of our contract drilling revenues backlog, current and prospective supply and demand dynamics of the ultra-deepwater drilling market, current ultra-deepwater contract day rates, newbuild drillship construction prices and our ability to incur debt financing to finance a portion of the construction contract.

Jackup Rig Market
Bifurcation in day rates and utilization between high specification jackups and standard jackups continues to characterize contracting activity in the jackup market. We expect this bifurcation trend to become more pronounced in the future. The percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract is approximately 100% as compared to 93% for the remainder of the global jackup fleet. Despite the expected increase in global jackup supply due to the continued delivery of high specification newbuild rigs through the end of 2017, we expect demand for high specification jackup rigs to remain elevated as operators continue to prefer contracting newer, more capable rigs for their drilling programs.

As a result of newbuild jackup construction programs initiated in 2005 and continuing through 2014, the jackup supply continues to increase. As of April 25, 2014, there were 146 newbuild jackup rigs under construction. Thirty-four jack-ups are scheduled for delivery in 2014, and only nine of these were contracted as of April 25, 2014. The remaining 112 rigs are scheduled for delivery in 2015 through 2017. This increase in the marketed supply of jackups, most of which are high specification, may exceed customer demand leading to lower day rates for jackup rigs in the future.
Our High Specification Jackup Rigs
The Atwood Mako and the Atwood Orca, both 400-foot water depth Pacific Class jackups, are operating offshore Thailand and are contracted through November 2014 and February 2016, respectively. The Atwood Manta, identical in design to the Atwood Mako and the Atwood Orca, is operating offshore Malaysia and is contracted through December 2015. The Atwood Aurora, a 350-foot water depth jackup, is operating offshore West Africa and is contracted through July 2016. The Atwood Beacon, a 400-foot water depth jackup, is operating in the Mediterranean Sea and is contracted into January 2016. During January 2014, we completed the sale of our standard jackup drilling unit, the Vicksburg, for a sales price of $55.4 million pursuant to a definitive sales agreement entered into on October 3, 2013.
Idled Rigs
During April 2014, we completed the sale of our subsidiary which owned our semisubmersible tender assist drilling rig, the Seahawk. We anticipate that our remaining idled rig, the Atwood Southern Cross, a mid-water floater, will not return to service during fiscal year 2014 due to the lack of sufficient continuous demand, and thus, we are not actively marketing the rig at this time.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at March 31, 2014 was approximately $3.4 billion, representing a 42% increase compared to our contract backlog of $2.4 billion at March 31, 2013. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The following tables set forth the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively-marketed drilling units for the periods indicated as of March 31, 2014:

Contract Drilling Revenue Backlog	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Total
(In millions)
Ultra-deepwater	$308	$819	$808	$458	$22	$2,415
Deepwater	148	253	122	—	—	523
Jackups	150	224	73	—	—	447
Total	$606	$1,296	$1,003	$458	$22	$3,385

Percent of available operating days committed	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Ultra-deepwater	100%	87%	70%	38%	2%
Deepwater	71%	50%	24%	0%	0%
Jackups	100%	74%	24%	0%	0%
Total	92%	73%	43%	16%	1%

RESULTS OF OPERATIONS

Revenues— Revenues for the three and six months ended March 31, 2014 increased approximately $19.9 million, or 8%, and $59.5 million, or 12%, respectively, compared to the three and six months ended March 31, 2013. A comparative analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2014	2013	Variance	2014	2013	Variance
Ultra-Deepwater	$119.9	$76.2	$43.7	$207.1	$159.0	$48.1
Deepwater	64.0	104.0	(40.0)	171.6	204.0	(32.4)
Jackups	76.2	62.1	14.1	154.9	114.1	40.8
Reimbursable	13.0	10.9	2.1	24.2	21.2	3.0
	$273.1	$253.2	$19.9	$557.8	$498.3	$59.5

Our ultra-deepwater fleet realized average revenues of $445,000 per day on 270 operating days as compared to $420,000 per day on 180 operating days for the three months ended March 31, 2014 and 2013, respectively. The ultra-deepwater fleet realized average revenues of $440,000 per day on 473 operating days as compared to $435,000 per day on 364 operating days for the six months ended March 31, 2014 and 2013, respectively. The increase in operating days for the three and six months ended March 31, 2014 is due to the Atwood Advantage, the first of our four "A-Class" ultra-deepwater drillships, which was delivered and commenced mobilization to the U.S. Gulf of Mexico in December 2013 under its initial drilling contract. The average revenue per operating day for our ultra-deepwater fleet increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a higher day rate and less downtime incurred by the Atwood Condor in the second quarter of fiscal year 2014.

Our deepwater fleet realized average revenues of $350,000 per day on 180 operating days as compared to $385,000 per day on 270 operating days for the three months ended March 31, 2014 and 2013, respectively. The deepwater fleet realized average revenues of $395,000 per day on 433 operating days as compared to $385,000 per day on 528 operating days for the six months ended March 31, 2014 and 2013, respectively. The decrease in operating days for the three and six months ended March 31, 2014 is primarily due to the Atwood Hunter undergoing a regulatory and maintenance project during the second quarter of fiscal year 2014. Additionally, our deepwater fleet realized lower average revenue per operating day for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to the Atwood Eagle and the Atwood Falcon incurring more downtime for equipment repairs during the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013.

Our jackup fleet realized average revenues of $165,000 per day on 461 operating days as compared to $135,000 per day on 450 operating days for the three months ended March 31, 2014 and 2013, respectively. The jackup fleet realized average revenues of $150,000 per day on 1,013 operating days as compared to $135,000 per day on 841 operating days for the six months ended March 31, 2014 and 2013, respectively. The increase in operating days for the three months ended March 31, 2014 is due to a full quarter of operations for the newly constructed, high specification jackup the Atwood Orca, which was delivered from the shipyard in May 2013, offsetting the loss in operating days due to the January 2014 sale of the Vicksburg. The increase in operating days for the six months ended March 31, 2014 is due to a full six months of operations for the newly constructed, high specification jackup, Atwood Manta, which was delivered from the shipyard in December 2012, as well as six months of operations for the Atwood Orca, again offsetting the loss in operating days due to the sale of the Vicksburg. Overall, the jackup fleet realized higher average revenue per operating day for both the three and six months ended March 31, 2014 as compared to the three and six months ended March 31, 2013 due primarily to higher average day rates realized by our two initial high specification jackups, the Atwood Aurora and the Atwood Beacon, as well as a greater proportionate mix of our three newly constructed high specification jackups at higher day rates offset by the sale of the Vicksburg.

Reimbursable revenues are primarily driven by our clients' requests for equipment, services and/or personnel that are not typically included in the contractual operating day rate. Thus, these revenues vary depending on the timing of the clients' requests and the work performed. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Drilling Costs—Drilling costs for the three and six months ended March 31, 2014, increased approximately $38.7 million, or 36%, and $58.3 million, or 27%, respectively, compared to the three and six months ended March 31, 2013. An analysis of contract drilling costs by rig category is as follows:

	DRILLING COSTS
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2014	2013	Variance	2014	2013	Variance
Ultra-Deepwater	$45.9	$30.0	$15.9	$81.1	$59.7	$21.4
Deepwater	56.6	38.7	17.9	105.4	84.4	21.0
Jackups	33.3	29.8	3.5	69.9	58.1	11.8
Reimbursable	9.2	8.9	0.3	17.6	14.9	2.7
Other	1.2	0.1	1.1	3.7	2.3	1.4
	$146.2	$107.5	$38.7	$277.7	$219.4	$58.3

Ultra-deepwater drilling costs increased for the three and six months ended March 31, 2014 as compared to the three and six months ended March 31, 2013 as a result of the addition of the Atwood Advantage. This addition to our fleet also resulted in higher average drilling costs per calendar day for our ultra-deepwater fleet of approximately $170,000 for the three and six months ended March 31, 2014, as compared to approximately $165,000 for the three and six months ended March 31, 2013.

Deepwater drilling costs increased for the three and six months ended March 31, 2014, as compared to the three and six months ended March 31, 2013 as a result of maintenance projects and regulatory inspections. Average drilling costs per calendar day for our deepwater rigs increased from approximately $140,000 in the second quarter of fiscal year 2013 to approximately $210,000 in the second fiscal quarter of 2014 mainly due to the Atwood Hunter undergoing a regulatory and maintenance project in the current fiscal quarter. Similarly, average drilling costs per calendar day increased from approximately $155,000 for the six months ended March 31, 2013 to approximately $190,000 for the six months ended March 31, 2014 due to both the Atwood Hunter undergoing its project in the current fiscal quarter as well as the Atwood Falcon undergoing regulatory inspections and planned maintenance in December 2013. These increases were offset slightly by decreased average drilling costs per calendar day for the Atwood Eagle for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013 due to regulatory inspections, planned maintenance, and upgrades that took place on the rig in December 2012.

Drilling costs for our jackup fleet increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of a full quarter of operations for the newly constructed Atwood Orca which was delivered from the shipyard May 2013, partially offset by the sale of the Vicksburg in January 2014. Drilling costs for our jack up fleet also increased for the six month ended March 31, 2014, as compared to the six months ended March 31, 2013, as a result of operations for the Atwood Orca as well as operations for the newly constructed Atwood Manta which was delivered from the shipyard December 2012, offset by the sale of the Vicksburg. Average drilling costs per calendar day remained relatively stable at approximately $70,000 for both the three and six months ended March 31, 2014 and the three and six months ended March 31, 2013.

Reimbursable costs are primarily driven by our clients' requests for equipment, services and/or personnel that are not typically included in the contractual operating day rate. Thus, these costs vary depending on the timing of the clients' requests and the work performed. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Depreciation—Depreciation expense for the three and six months ended March 31, 2014 increased approximately $8.8 million or 31%, and $13.7 million, or 24%, respectively, compared to the three and six months ended March 31, 2013. A comparative analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2014	2013	Variance	2014	2013	Variance
Ultra-Deepwater	$21.5	$14.6	$6.9	$38.2	$29.3	$8.9
Deepwater	5.1	5.1	0.1	10.3	10.1	0.2
Jackups	9.6	7.6	2.0	19.3	13.7	5.6
Other	1.0	1.2	(0.2)	2.0	3.0	(1.0)
	$37.2	$28.5	$8.8	$69.8	$56.1	$13.7

Ultra-deepwater depreciation increased by $6.9 million and $8.9 million for the three and six months ended March 31, 2014, as compared to the three and six months ended March 31, 2013, respectively, due to the delivery of the Atwood Advantage which was placed into service in December 2013.

Jackup depreciation increased by $2.0 million and $5.6 million for the three and six months ended March 31, 2014 as compared to the three and six months ended March 31, 2013, respectively, due to the addition of the Atwood Manta and the Atwood Orca, which were placed into service at the beginning of December 2012 and May 2013, respectively.

General and Administrative—For the three months ended March 31, 2014, general and administrative expenses increased by approximately $1.7 million to $15.0 million, as compared to $13.3 million for the three months ended March 31, 2013. For the six months ended March 31, 2014, general and administrative expenses increased by approximately $4.3 million to $34.8 million, as compared to $30.5 million for the six months ended March 31, 2013. These increases were primarily due to an overall increase in our headcount and equipment to support our larger fleet resulting in increased personnel, information technology, and taxes and permit related costs as well as the relocation of our corporate headquarters resulting in increased rental and lease costs.

Gain on sale of equipment—Income of $34.4 million and $34.1 million for the three and six months ended March 31, 2014, respectively, was primarily due to the gain recorded on the sale of our standard jackup drilling unit, the Vicksburg, completed in January 2014.

Interest Expense, net of capitalized interest—For the three months ended March 31, 2014, interest expense, net of capitalized interest increased by approximately $5.0 million to $11.5 million, as compared to $6.5 million for the three months ended March 31, 2013. For the six months ended March 31, 2014, interest expense, net of capitalized interest increased by approximately $8.7 million to $19.7 million, as compared to $11.0 million for the six months ended March 31, 2013. These increases were primarily due to a higher outstanding debt balances.

Income Taxes—Our effective tax rate for the three and six months ended March 31, 2014 was approximately 25% and 18%, respectively, compared to 12% and 13% for the three and six months ended March 31, 2013, respectively. The effective tax rate for the three and six months ended March 31, 2014 was higher than the rate for the three and six months ended March 31, 2013 primarily due to tax expenditures relating to the income received on the sale of the Vicksburg as well as an increase to our reserve for uncertain tax provisions. Our effective tax rates were lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had $60 million in cash and cash equivalents. At any time, we may require a significant portion of our cash on hand for working capital and other purposes.  During the six months ended March 31, 2014, we relied principally on our cash flows from operations, cash on hand, and borrowings under our credit facility to meet liquidity needs and fund our cash requirements, including our capital expenditures of $498 million.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Revolving Credit Facility

As of March 31, 2014, we had $855 million of outstanding borrowings under our senior secured revolving credit facility. During April 2014, we entered into an agreement to amend and restate the credit facility (the "Restatement Agreement"), which increased total commitments to $1.55 billion and extended its maturity to May 2018. Our wholly owned subsidiary, Atwood Offshore Worldwide Limited, is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Prior to the Restatement Agreement, borrowings under the credit facility bore interest at the Eurodollar rate plus a margin ranging from 2.00% to 2.50%, and the commitment fee on the unused portion of underlying commitments ranged from 0.5% to 1.0% per annum. As a result of the Restatement Agreement, borrowings under the credit facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. See Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report. The average interest rate for borrowings under the credit facility was approximately 2.9% per annum at March 31, 2014, after considering the impact of our interest rate swaps. As of March 31, 2014, we were in compliance with all financial covenants under the credit facility, and from March 31, 2014 to April 30, 2014, $30 million in additional borrowings were made under the credit facility.

In connection with the Restatement Agreement, the Company mortgaged as additional collateral the Atwood Mako and the Atwood Manta. As a result, the revolving credit facility is now secured primarily by first preferred mortgages on nine of our active drilling units (the Atwood Aurora, Atwood Beacon, Atwood Eagle, Atwood Falcon, Atwood Hunter, Atwood Osprey, Atwood Condor, Atwood Mako, and Atwood Manta), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units.

Capital Expenditures

We estimate that our total capital expenditures, including maintenance capital expenditures, for fiscal year 2014 will be approximately $975 million, substantially all of which is contractually committed. As of March 31, 2014, we had incurred approximately $498 million of our total expected capital expenditures for fiscal year 2014. The remaining capital expenditures are expected to be funded with cash on hand, cash flow from operations and borrowings under our revolving credit facility including the additional commitment provided by the Restatement Agreement.

As of March 31, 2014, we had expended approximately $510 million towards our three newbuild drilling units contracted for construction. The expected costs including firm commitments, project management, capitalized interest and drilling and handling tools and spares for our three drilling units under construction are as follows (in millions):

Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Total
$450	$475	$450	$1,375

We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our revolving credit facility.

Other

From time to time, we may seek possible expansion and acquisition opportunities relating to our business, which may include the construction or acquisition of rigs or other businesses in addition to those described in this Quarterly Report. Such determinations will depend on market conditions and opportunities existing at that time, including the outlook for drilling contracts and day rates and the relative costs associated with such expansions or acquisitions. The timing, realization or terms of any such efforts and the associated capital commitments are not currently known. In addition to our existing sources of funding which include cash on hand, cash flow from operations and borrowings under our revolving credit facility, we may seek to access the capital markets to fund such opportunities. Our ability to access the capital markets depends on a number of factors, including, among others, our credit rating, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. In addition, we continually review the possibility of disposing of assets that we do not consider core to our long-term business plan.

In addition, in the future, we may seek to redeploy our assets to more active regions if we have the opportunity to do so on attractive terms. We frequently bid for, or negotiate with, customers regarding multi-year contracts that could require significant capital expenditures and mobilization costs. We expect to fund these opportunities primarily with cash on hand, cash flow from operations and borrowings under our revolving credit facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of March 31, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. As of March 31, 2014, other than additional borrowings under our credit facility there were no other material changes to this disclosure regarding our commitments and contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, interest rate risk and foreign currency exchange risk as discussed below:

Interest Rate Risk

The provisions of our credit facility provide for a variable interest rate cost on our $855 million outstanding as of March 31, 2014. However, we employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of March 31, 2014 in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, only $605 million of our variable long-term debt outstanding at March 31, 2014 is subject to changes in interest rates. Thus, a 10% change in the interest rate on the floating rate debt would not have a material effect on our annual earnings and cash flows.

Foreign Currency Risk

We conduct business in numerous foreign countries. Our functional currency is the U.S. dollar. Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than our functional currency. Based on March 31, 2014 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect on our annual earnings and cash flows.

We enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in the foreign currency exchange rates. In December 2013, we executed foreign currency forward exchange contracts for a portion of our anticipated euro receipts associated with revenues earned on a drilling contract from December 2013 through November 2015.

Market Risk

Our Senior Notes bear interest at a fixed interest rate whose fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $702 million at March 31, 2014, compared to the principal amount of $650 million. A 10% change in the trade price of our Senior Notes at March 31, 2014 would not have a material effect on the fair value of our Senior Notes.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 10 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of March 31, 2014, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Certificate of Formation dated as of February 14, 2013 (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed on February 14, 2013).

3.2	Amendment No. 1 to Amended and Restated Certificate of Formation dated February 19, 2014 (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed on February 21, 2014).

10.1
Restatement Agreement, dated as of April 10, 2014, among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, the lenders party thereto, Nordea Bank Finland Plc, New York Branch, as existing administrative agent, and Nordea Bank Finland Plc, London Branch, as successor agent (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 11, 2014).

10.2
Amended and Restated Credit Agreement, dated as of April 10, 2014, among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, the lenders party thereto and Nordea Bank Finland Plc, London Branch, as administrative agent (included in Exhibit 10.1).

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

ATWOOD OCEANICS, INC. (Registrant)

Date:	May 5, 2014	/S/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer