Form 10-Q
period 2014-06-30
ATWOOD OCEANICS INC
filed 2014-08-01
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
Form 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED June 30, 2014

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2014: 64,343,000 shares of common stock, $1.00 par value

ATWOOD OCEANICS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
REVENUES:
Contract drilling	$264,925	$261,489	$798,544	$738,604
Revenues related to reimbursable expenses	27,852	11,199	52,036	32,338
Total revenues	$292,777	$272,688	$850,580	$770,942

COSTS AND EXPENSES:
Contract drilling	128,586	109,502	388,715	314,001
Reimbursable expenses	23,493	8,461	41,095	23,351
Depreciation	37,601	30,352	107,376	86,412
General and administrative	12,844	13,663	47,688	44,152
(Gain)/loss on sale of equipment	7	—	(34,072)	—
Other, net	(212)	(55)	(1,815)	(68)
	202,319	161,923	548,987	467,848

OPERATING INCOME	$90,458	$110,765	$301,593	$303,094

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(11,219)	(5,692)	(30,932)	(16,647)
Interest income	126	57	247	202
	(11,093)	(5,635)	(30,685)	(16,445)

INCOME BEFORE INCOME TAXES	79,365	105,130	270,908	286,649
PROVISION FOR INCOME TAXES	7,440	15,149	42,286	38,318
NET INCOME	$71,925	$89,981	$228,622	$248,331

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$1.12	$1.38	$3.56	$3.79
Diluted	$1.11	$1.37	$3.52	$3.75
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,309	65,062	64,204	65,441
Diluted	65,060	65,858	65,023	66,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$71,925	$89,981	$228,622	$248,331
Other comprehensive gains (losses), net of tax:
Derivative financial instruments:
Unrealized holding gain (loss)	96	51	(1,228)	3
Loss reclassified to net income	363	441	1,284	1,316
Total other comprehensive gain, net of tax	459	492	56	1,319

Comprehensive income	$72,384	$90,473	$228,678	$249,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2014	September 30, 2013
ASSETS
Cash and cash equivalents	$119,161	$88,770
Accounts receivable	204,079	199,689
Income tax receivable	6,097	4,672
Inventories of materials and supplies	123,184	121,833
Prepaid expenses and deferred costs	16,136	38,796
Total current assets	468,657	453,760

Property and equipment, net	3,586,049	3,164,724

Other receivables	11,831	11,831
Deferred costs and other assets	31,572	26,951
Deferred income taxes	518	—
Total assets	$4,098,627	$3,657,266

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$70,312	$95,827
Accrued liabilities	21,977	17,653
Notes payable	—	8,071
Interest payable	18,564	7,945
Income tax payable	22,586	16,554
Deferred credits	4,300	10,822
Total current liabilities	137,739	156,872

Long-term debt	1,467,406	1,263,232
Deferred income taxes	354	485
Deferred credits	4,588	1,176
Other	38,099	28,130
Total long-term liabilities	1,510,447	1,293,023

Commitments and contingencies (Note 11)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 64,338 issued and outstanding at June 30, 2014 and 90,000 shares authorized with 64,057 issued and outstanding at September 30, 2013	64,338	64,057
Paid-in capital	197,501	183,390
Retained earnings	2,190,027	1,961,405
Accumulated other comprehensive loss	(1,425)	(1,481)
Total shareholders' equity	2,450,441	2,207,371
Total liabilities and shareholders' equity	$4,098,627	$3,657,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Equity

September 30, 2013	64,057	$64,057	$183,390	$1,961,405	$(1,481)	$2,207,371

Net income	—	—	—	228,622	—	228,622
Other comprehensive loss	—	—	—	—	56	56
Restricted stock awards	161	161	(161)	—	—	—
Exercise of employee stock options	120	120	3,348	—	—	3,468
Stock option and restricted stock award compensation expense	—	—	10,924	—	—	10,924

June 30, 2014	64,338	$64,338	$197,501	$2,190,027	$(1,425)	$2,450,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$228,622	$248,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,376	86,412
Amortization of debt issuance costs and bond premium, net	3,389	3,083
Amortization of deferred items	2,487	1,227
Provision for doubtful accounts	679	3,510
Provision for inventory obsolescence	1,226	1,530
Deferred income tax benefit	(649)	(605)
Share-based compensation expense	10,924	10,418
Gain on sale of assets	(34,072)	—
Other, net	1,990	(67)
Changes in assets and liabilities:
Accounts receivable	(5,069)	(18,297)
Income tax receivable	(1,425)	(1,391)
Inventory	(8,816)	(22,065)
Prepaid expenses	14,100	12,788
Deferred costs and other assets	(10,512)	(9,519)
Accounts payable	(11,303)	(10,970)
Accrued liabilities	15,127	(6,745)
Bond premium	—	8,500
Income tax payable	6,032	6,311
Deferred credits and other liabilities	21,141	9,989
Net cash provided by operating activities	341,247	322,440

Cash flows from investing activities:
Capital expenditures	(564,119)	(569,696)
Proceeds from sale of assets	59,516	129
Net cash used in investing activities	(504,603)	(569,567)

Cash flows from financing activities:
Proceeds from issuance of bonds	—	200,000
Proceeds from bank credit facilities	370,000	400,000
Principal payments on bank credit facilities	(165,000)	(100,000)
Principal payments on notes payable	(8,071)	(5,148)
Repurchase and retirement of common shares	—	(107,260)
Proceeds from exercise of stock options	3,468	6,451
Debt issuance costs paid	(6,650)	(2,910)
Net cash provided by financing activities	193,747	391,133
Net increase in cash and cash equivalents	$30,391	$144,006
Cash and cash equivalents, at beginning of period	$88,770	$77,871
Cash and cash equivalents, at end of period	$119,161	$221,877

Non-cash activities:
Changes in accounts payable and accrued liabilities related to capital expenditures	$(13,573)	$(15,011)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atwood Oceanics, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The unaudited interim condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of June 30, 2014, and for the three and nine months ended June 30, 2014 and 2013, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2013. Although these financial statements and related information have been prepared without audit, and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2013. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three and nine months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended			Nine Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
June 30, 2014
Basic earnings per share	$71,925	64,309	$1.12	$228,622	64,204	$3.56
Effect of dilutive securities:
Stock options	—	216	$—	—	250	$(0.01)
Restricted stock	—	535	$(0.01)	—	569	$(0.03)
Diluted earnings per share	$71,925	65,060	$1.11	$228,622	65,023	$3.52
June 30, 2013
Basic earnings per share	$89,981	65,062	$1.38	$248,331	65,441	$3.79
Effect of dilutive securities:
Stock options	—	304	$—	—	367	$(0.02)
Restricted stock	—	492	$(0.01)	—	372	$(0.02)
Diluted earnings per share	$89,981	65,858	$1.37	$248,331	66,180	$3.75

For the purpose of calculating diluted earnings per share for each of the three and nine months ended June 30, 2014, no anti-dilutive stock options were outstanding. For each of the three and nine months ended June 30, 2013, the calculation excludes shares of common stock related to approximately 283,000 outstanding anti-dilutive stock options.

NOTE 3—SHARE-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which is generally the vesting period of the equity award. As of June 30, 2014, unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock awards was approximately $1.7 million and $18.8 million, respectively, which we expect to recognize over a weighted average period of approximately 1.9 years.

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

A summary of stock option activity during the nine months ended June 30, 2014 is as follows:

	Number of Options (000s)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2013	989	$33.21	5.9	$21,592
Granted	—	$—
Exercised	(120)	$29.39		$2,564
Forfeited	(30)	$40.24
Outstanding at June 30, 2014	839	$33.53	5.2	$15,803
Exercisable at June 30, 2014	666	$31.79	4.8	$13,787

Restricted Stock Units

We have awarded restricted stock units to certain employees and to our non-employee directors. All current awards of restricted stock units to employees are subject to a vesting and restriction period ranging from three to four years, subject to acceleration upon certain events as set forth in the terms of the grant. In addition, certain awards of restricted stock units to employees are subject to market-based performance conditions. The number of shares that vest based on market-based performance conditions will depend on the degree of achievement of specified corporate performance criteria which are strictly market-based. All awards of restricted stock units to non-employee directors are subject to a vesting and restriction period of a minimum of 13 months, subject to acceleration upon certain events as set forth in the terms of the grant. We value restricted stock awards based on the fair market value of our common stock on the date of grant and also adjust to fair market value for any awards subject to market-based performance conditions, where applicable.

A summary of restricted stock activity for the nine months ended June 30, 2014 is as follows:

	Number of Shares (000s)	Wtd. Avg. Fair Value
Unvested at October 1, 2013	849	$42.42
Granted	321	$54.01
Vested	(161)	$38.94
Forfeited	(106)	$45.44
Unvested at June 30, 2014	903	$52.48

NOTE 4—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	June 30, 2014	September 30, 2013
Drilling vessels and equipment	$3,552,698	$2,979,503
Construction work in progress	535,372	715,320
Drill pipe	27,477	26,743
Office equipment and other	35,747	24,439
Cost	4,151,294	3,746,005
Less: Accumulated depreciation	(565,245)	(581,281)
Drilling and other property and equipment, net	$3,586,049	$3,164,724

Property and equipment are recorded at cost. Interest incurred related to property under construction is capitalized as a component of construction costs. Interest capitalized during the three months ended June 30, 2014 and 2013 was approximately $6.7 million and $8.2 million, respectively. Interest capitalized during the nine months ended June 30, 2014 and 2013 was $22.9 million and $23.7 million, respectively.

Construction Projects

Our first ultra-deepwater drillship, the Atwood Advantage, was delivered from the Daewoo Shipbuilding and Marine Engineering Co., Ltd. ("DSME") yard in South Korea in December 2013.

As of June 30, 2014, we had expended approximately $555 million towards our three other ultra-deepwater drillships under construction at the DSME yard. Total remaining firm commitments for these three drillships under construction were approximately $1.2 billion at June 30, 2014.

Sale of Assets

During January 2014, we completed the sale of our standard jackup drilling unit, the Vicksburg, for a sales price of $55.4 million pursuant to a definitive sales agreement entered into on October 3, 2013. As of the date of sale, the carrying value of the rig and its related inventory was approximately $20.5 million.

During April 2014, we completed the sale of a wholly owned subsidiary which owned our semisubmersible tender assist drilling rig, the Seahawk, for a sales price of $4.0 million. The carrying value of the rig and of its related inventory, inclusive of a $2.0 million impairment charge recorded in the second quarter of the current fiscal year, approximated its sales price.

NOTE 5—LONG-TERM DEBT

A summary of long-term debt is as follows:

(In thousands)	June 30, 2014	September 30, 2013
6.5% Senior Notes due 2020, bearing fixed interest at 6.5% per annum, net of unamortized premium	$657,406	$658,232
Revolving credit facility, bearing interest at approximately 2.4%(1) per annum at June 30, 2014 and 3.0%(1) per annum at September 30, 2013	810,000	605,000
	$1,467,406	$1,263,232
(1) After the impact of our interest rate swaps.

Revolving Credit Facility

As of June 30, 2014, we had $810 million of outstanding borrowings and $8.2 million letters of credit issued under our senior secured revolving credit facility. On April 10, 2014, we entered into an agreement to amend and restate the credit facility (the "Restatement Agreement"), which increased total commitments to $1.55 billion from $1.1 billion and extended its maturity to May 2018 from May 2016. Our wholly owned subsidiary, Atwood Offshore Worldwide Limited, is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Prior to the Restatement Agreement, borrowings under the credit facility bore interest at the Eurodollar rate plus a margin ranging from 2.00% to 2.50%, and the commitment fee on the unused portion of underlying commitments ranged from 0.5% to 1.0% per annum. As a result of the Restatement Agreement, borrowings under the credit facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. See Note 6. The average interest rate for borrowings under the credit facility was approximately 2.4% per annum at June 30, 2014, after considering the impact of our interest rate swaps. As of June 30, 2014, we were in compliance with all financial covenants under the credit facility, and from June 30, 2014 to July 31, 2014, no additional borrowings were made under the credit facility.

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

During the nine months ended June 30, 2014, we had interest rate swaps that effectively fixed the interest rate on $250 million of borrowings under the credit facility at a weighted average interest rate of 3.4% prior to April 10, 2014, the effective date of the Restatement Agreement, and 2.9% thereafter. Such interest rate swaps continue through September 2014. In December 2013, we entered into interest rate swaps that extend the Company's current hedging program and effectively fix the interest rate on $250 million of borrowings at a weighted average interest rate of 2.6% from September 2014 to March 2016. As of June 30, 2014, these interest rate swaps are designated as cash flow hedging instruments.

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

In December 2013, we entered into foreign currency forward exchange contracts for a portion of our anticipated euro receipts associated with revenues earned on a drilling contract from December 2013 through November 2015. At June 30, 2014, these forward contracts effectively fix the euro/U.S. dollar exchange rate at 1.3659 on an aggregate notional amount of 60 million euro and settle monthly from July 2014 through February 2016. As of June 30, 2014, these forward contracts are designated as cash flow hedging instruments.

We do not engage in derivative transactions for speculative or trading purposes and we are not a party to leveraged derivatives.

Condensed Consolidated Balance Sheets

We record our derivative contracts at fair value on our consolidated balance sheets. See Note 7. The following table presents the fair value of our derivative contracts designated as cash flow hedging instruments included in our Condensed Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013:

	Asset Derivatives			Liability Derivatives
(In thousands)		June 30, 2014	September 30, 2013		June 30, 2014	September 30, 2013
Derivative contracts designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Short-term interest rate swaps	Prepaid expenses and deferred costs	$—	$—	Accrued liabilities	$1,126	$1,586
Long-term interest rate swaps	Deferred costs and other assets	12	—	Other long-term liabilities	—	—
Short-term foreign currency forward exchange contracts	Prepaid expenses and deferred costs	—	—	Accrued liabilities	173	—
Long-term foreign currency forward exchange contracts	Deferred costs and other assets	—	—	Other long-term liabilities	129	—
Total derivatives designated as cash flow hedging instruments		$12	$—		$1,428	$1,586

We do not have any derivative contracts not designated as hedging instruments.

Condensed Consolidated Statements of Operation and Statements of Comprehensive Income

The following table presents the gains and losses on our derivative contracts designated as cash flow hedging instruments on our Condensed Consolidated Statements of Operations and Condensed Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013:

Derivative contracts designated as cash flow hedging instruments	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI in Income	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013
Interest rate swaps	$(490)	$51	Interest expense, net of capitalized interest	$(488)	$(441)
Foreign currency forward exchange contracts	586	—	Contract drilling revenues & costs	125	—
Total	$96	$51		$(363)	$(441)

The following table presents the gains and losses on our derivative contracts designated as cash flow hedging instruments on our Condensed Consolidated Statements of Operations and Condensed Statements of Comprehensive Income for the nine months ended June 30, 2014 and 2013:

Derivative contracts designated as cash flow hedging instruments	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI in Income	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
(In thousands)	Nine Months Ended June 30,			Nine Months Ended June 30,
	2014	2013		2014	2013
Interest rate swaps	$(926)	$3	Interest expense, net of capitalized interest	$(1,293)	$(1,316)
Foreign currency forward exchange contracts	(302)	—	Contract drilling revenues & costs	9	—
Total	$(1,228)	$3		$(1,284)	$(1,316)

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

Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. For the three and nine months ended June 30, 2014 and for the three and nine months ended June 30, 2013, no loss was recognized on our Consolidated Statement of Operations due to hedge ineffectiveness. Additionally, there were no gains or losses recognized in income for the three and nine months ended June 30, 2014 and 2013 as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.

As of June 30, 2014, the estimated amount of unrealized losses associated with our interest rate derivative contracts that will be reclassified to earnings during the next twelve months totals $1.1 million. As of June 30, 2014, the estimated amount of unrealized losses associated with our foreign exchange forward currency contracts that will be reclassified to earnings during the next twelve months is approximately $0.2 million.

Derivative Contract Agreements

None of our derivative contracts contain credit-risk related contingent features, and no amounts of cash collateral were posted by us related to net liability positions as of June 30, 2014. Our interest rate swaps are secured by the collateral package of our revolving credit facility.

We report the fair value of our derivative contracts on our Consolidated Balance Sheets on a gross basis by type of contract as either short-term or long-term. We determine the short-term and long-term classification based on the timing of expected future cash flows. The following table represents our gross and net derivative assets and liabilities:

(In thousands)	Gross Amount Presented on the Consolidated Balance Sheets	Netting Adjustments (a)	Net Amount
June 30, 2014
Derivative assets	$12	$(12)	$—
Derivative liabilities	(1,428)	12	(1,416)

September 30, 2013
Derivative assets	$—	$—	$—
Derivative liabilities	(1,586)	—	(1,586)

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

The following table sets forth the estimated fair value of certain financial instruments at June 30, 2014 and September 30, 2013, which are measured and recorded at fair value on a recurring basis:

		June 30, 2014
		Fair Value Measurements
(In thousands)	Asset/(Liability)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short-term interest rate swaps	Accrued liabilities	$(1,126)	$—	$(1,126)	$—	$(1,126)
Long-term interest rate swaps	Deferred costs and other assets	$12	—	$12	—	$12
Short-term foreign exchange forward currency contracts	Accrued liabilities	$(173)	$—	$(173)	$—	$(173)
Long-term foreign exchange forward currency contracts	Other long-term liabilities	$(129)	$—	$(129)	$—	$(129)
Total derivative contracts, net		$(1,416)	$—	$(1,416)	$—	$(1,416)

		September 30, 2013
		Fair Value Measurements
(In thousands)	Asset/(Liability)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Type of Contract	Balance Sheet Classification
Short-term interest rate swaps	Accrued liabilities	$(1,586)	$—	$(1,586)	$—	$(1,586)
Total derivative contracts, net		$(1,586)	$—	$(1,586)	$—	$(1,586)

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

Senior Notes – The carrying value of our Senior Notes, net of unamortized premium, is $657.4 million ($650 million principal amount) while the fair value of those Senior Notes is $697.1 million. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this instrument as Level 2 as valuation inputs for fair value measurements are quoted market prices as of June 30, 2014 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

Revolving Credit Facility – The carrying amounts of our variable-rate debt approximates fair value because such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs for purposes of determining our fair value disclosure are readily available published Eurodollar rates.

NOTE 8—INCOME TAXES

Our consolidated effective income tax rate for the three and nine months ended June 30, 2014 was approximately 9% and 16%, respectively, as compared to 14% and 13% for the three and nine months ended June 30, 2013, respectively. The effective tax rate for the nine months ended June 30, 2014 was higher than the rate for the nine months ended June 30, 2013 primarily due to tax expenditures relating to the income received on the sale of the Vicksburg as well as an increase to our reserve for uncertain tax provisions. The effective tax rate for the three months ended June 30, 2014 was lower than the rate for the three months ended June 30, 2013 primarily due to the recognition of discrete tax benefits during the three months ended June 30, 2014. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At June 30, 2014, we had approximately $12.0 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $3.2 million, which are included in Other long-term liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All $12.0 million of the net uncertain tax liabilities would affect the effective tax rate if realized.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which clarifies and improves the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) that among other things, improves comparability of revenue recognition practices and provides more useful information to users of financial statements through improved disclosure requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after

December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently reviewing the effect of ASU 2014-09 on our revenue recognition.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)" which provides explicit guidance on the treatment of awards with performance targets that could be achieved after the requisite service period. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

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

As of June 30, 2014, we had paid to the Indian government $10.5 million in service taxes and have accrued $1.3 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.8 million relating to service taxes. We recorded a corresponding $11.8 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 included elsewhere herein, and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and elsewhere in this Quarterly Report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at June 30, 2014, and our results of operations for the three and nine months ended June 30, 2014 and 2013. Financial and operating results for the three months ended June 30, 2014, include:

•	Operating revenues totaling $293 million on 910 operating days as compared to operating revenues of $273 million on 973 operating days for the three months ended June 30, 2013;

•	Net income of $72 million as compared to net income of $90 million for the three months ended June 30, 2013;

•	Capital expenditures of $66 million as compared to capital expenditures of $197 million for the three months ended June 30, 2013; and

•	Decrease in debt outstanding of $45 million for the three months ended June 30, 2014 as well as increase in existing cash on hand of $60 million for the three months ended June 30, 2014.

MARKET OUTLOOK
Industry Conditions
The level of activity in the offshore drilling industry, which affects the drilling sector’s profitability, is highly correlated to the price of oil and, to a lesser extent, natural gas. The price of oil is determined by the balance between global and/or regional supply and demand. The state of the global economy and associated degree of economic growth are important factors in determining the level of demand for commodities, including oil and natural gas. The global economy, especially in developed countries, is improving, although the pace of economic growth remains modest.
The current geopolitical environment, particularly in North Africa and the Middle East, continues to negatively impact the global oil supply as regional conflicts have often targeted oil infrastructure and resulted in supply disruptions. Reduced oil production by oil-rich nations in these regions has led to further strengthening of international crude oil prices. Oil prices remain relatively strong compared to historical price levels due to this reduction in production, with the price of Brent continuing to trade above $100 per barrel.
Despite favorable oil prices, exploration and production companies are signaling lower year-over-year growth in capital expenditure budgets for 2014 relative to recent years. The result for our industry has been a delay or cancellation of previously anticipated floater-based drilling programs, resulting in a material reduction in new drilling contract awards for floaters in 2014 as compared to recent years. For example, there have only been 30 floater contract awards year to date in 2014 as compared to 107 and 162 for full year 2013 and 2012, respectively. At the same time, the floater rig supply continues to increase due to the delivery of additional newbuild floaters from shipyards. As a result, we are witnessing a lower percentage of marketed rigs being re-contracted, especially among the older, less capable floaters, and lower day rates across all classes of floaters. Customers continue to prefer newer, high specification floaters over the older, less capable rigs, especially for drilling programs with a high degree of technical complexity or that are located in more remote geological basins. This bifurcation of utilization and day rates across different generations of floaters has been especially detrimental to the older, less capable floaters.
Similar to the floater market, the jackup market is now also experiencing an unfavorable supply and demand imbalance due to the delivery of newbuild jackups from shipyards. Certain markets, especially in Southeast Asia, which is closer to the shipyards constructing the majority of newbuild jackups, are particularly susceptible to oversupply and to lower utilization and day rates. While high specification jackup rigs continue to experience higher levels of utilization and day rates than less capable jackup rigs, the risk of further market weakness created by the supply and demand imbalance is expected to continue through 2015 given the high number of newbuild jackups scheduled for delivery during this period.

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
Ultra-deepwater and Deepwater Rig Markets
Industry-wide, the percentage of marketed ultra-deepwater rigs under contract decreased marginally to 98%, while the percentage of marketed deepwater rigs under contract reduced to 88%. As of July 9, 2014, 79 ultra-deepwater floaters were under construction scheduled for delivery through May 2020. Forty-nine of these newbuild ultra-deepwater floaters were contracted, including 29 under long-term contracts with Petrobras that are primarily being constructed in shipyards located in Brazil. The number of new ultra-deepwater rig deliveries peaks in 2014 and 2015 with 20 rigs still scheduled to be delivered in each of these years, with an additional 39 units scheduled for delivery in 2016 and beyond. As of July 9, 2014, nine of the 20 newbuild rigs scheduled to be delivered in 2014 were uncontracted and 14 of the 20 scheduled 2015 deliveries were uncontracted. With 84% of ultra-deepwater rigs operating in deepwater and mid-water water depths (i.e., well below their maximum water depths), demand for deepwater rigs and older, less capable ultra-deepwater rigs may be negatively impacted by the increased supply of newer ultra-deepwater rigs. This may result in the older, less capable rigs having to price more aggressively to avoid displacement by the newer, more capable rigs.
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
The Atwood Falcon and Atwood Eagle, both deepwater semisubmersibles, are operating offshore Australia and are contracted through March 2016 and September 2016, respectively. The Atwood Hunter, a deepwater semisubmersible, is currently idle awaiting the start of its next contract, which is expected to commence mid-August in Equatorial Guinea and last until mid-November 2014.
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
Jackup Rig Market

Bifurcation in day rates and utilization between high specification jackups and standard jackups continues to characterize contracting activity in the jackup market. We expect this bifurcation trend to become more pronounced in the future. The percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract is approximately 98% as compared to 92% for the remainder of the global jackup fleet. Despite the expected increase in global jackup supply due to the continued delivery of high specification newbuild rigs through the end of 2017, we expect demand for high specification jackup rigs to remain elevated as operators continue to prefer contracting newer, more capable rigs for their drilling programs.

As a result of newbuild jackup construction programs initiated in 2005 and continuing through 2014, the jackup supply continues to increase. As of July 9, 2014, there were 143 newbuild jackup rigs under construction. Twenty-two jack-ups are scheduled for delivery in 2014, and only five of these were contracted as of July 9, 2014. The remaining 121 rigs are scheduled for delivery in 2015 through 2017. This increase in the marketed supply of jackups, most of which are high specification, may exceed customer demand leading to lower day rates for jackup rigs of all classes in the future.

Our High Specification Jackup Rigs
The Atwood Mako, Atwood Manta and the Atwood Orca, all 400-foot water depth Pacific Class jackups, are operating offshore Thailand and are contracted through November 2014, December 2015 and February 2016, respectively. The Atwood Aurora, a 350-foot water depth jackup, is operating offshore West Africa and is contracted through September 2016. The Atwood Beacon, a 400-foot water depth jackup, is operating in the Mediterranean Sea and is contracted into January 2016.
Idled Rigs
During April 2014, we completed the sale of our subsidiary which owned our semisubmersible tender assist drilling rig, the Seahawk. We anticipate that our remaining idled rig, the Atwood Southern Cross, a mid-water floater, will not return to service during fiscal year 2014 due to the lack of sufficient continuous demand, and thus, we are not actively marketing the rig at this time.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at June 30, 2014 was approximately $3.3 billion, representing a 15% decrease compared to our contract backlog of $3.9 billion at June 30, 2013. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The following tables set forth the amount of our contract drilling revenue backlog and the percentage of available operating days committed for our actively-marketed drilling units for the periods indicated as of June 30, 2014:

Contract Drilling Revenue Backlog	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Total
(In millions)
Ultra-deepwater	$161	$819	$808	$458	$22	$2,268
Deepwater	89	335	213	—	—	637
Jackups	77	249	103	—	—	429
Total	$327	$1,403	$1,124	$458	$22	$3,334

Percentage of available operating days committed	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Ultra-deepwater	100%	87%	70%	38%	2%
Deepwater	83%	71%	43%	0%	0%
Jackups	100%	82%	34%	0%	0%
Total	95%	81%	51%	16%	1%

RESULTS OF OPERATIONS

Revenues— Revenues for the three and nine months ended June 30, 2014 increased approximately $20.1 million, or 7%, and $79.6 million, or 10%, respectively, compared to the three and nine months ended June 30, 2013. A comparative analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2014	2013	Variance	2014	2013	Variance
Ultra-Deepwater	$118.4	$87.1	$31.3	$325.6	$246.1	$79.5
Deepwater	69.8	102.2	(32.4)	241.3	306.2	(64.9)
Jackups	76.7	72.2	4.5	231.7	186.3	45.4
Reimbursable	27.9	11.2	16.7	52.0	32.4	19.6
	$292.8	$272.7	$20.1	$850.6	$771.0	$79.6

Our ultra-deepwater fleet realized average revenues of $430,000 per day on 273 operating days as compared to $475,000 per day on 182 operating days for the three months ended June 30, 2014 and 2013, respectively. The ultra-deepwater fleet realized average revenues of $435,000 per day on 746 operating days as compared to $450,000 per day on 546 operating days for the nine months ended June 30, 2014 and 2013, respectively. The increase in operating days for the three and nine months ended June 30, 2014 is largely due to the Atwood Advantage, the first of our four "A-Class" ultra-deepwater drillships, being delivered and commencing mobilization to the U.S. Gulf of Mexico in December 2013 under its initial drilling contract. The average revenue per operating day for our ultra-deepwater fleet decreased for the three and nine months ended June 30, 2014 as compared to the three and nine months ended June 30, 2013 primarily due to approximately 48 zero-rate days incurred by the Atwood Advantage in the third quarter of fiscal year 2014 related to start-up activities. Similarly, the average revenue per operating day for our ultra-deepwater fleet decreased for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013 due to approximately 72 zero-rate days incurred by the Atwood Advantage during the nine month ended June 30, 2014 related to start-up activities.

Our deepwater fleet realized average revenues of $380,000 per day on 182 operating days as compared to $370,000 per day on 273 operating days for the three months ended June 30, 2014 and 2013, respectively. The deepwater fleet realized average revenues of $390,000 per day on 615 operating days as compared to $380,000 per day on 802 operating days for the nine months ended June 30, 2014 and 2013, respectively. The decrease in operating days for the three and nine months ended June 30, 2014 is primarily due to the Atwood Hunter undergoing a regulatory and maintenance project from December 2013 through the end of April 2014 after which time the rig was idle for the remainder of that quarter. Additionally, our deepwater fleet realized higher average revenue per operating day for the three and nine months ended June 30, 2014 as compared to the three and nine months ended June 30, 2013 primarily due to the Atwood Eagle and the Atwood Falcon incurring less downtime for equipment repairs during the three and nine months ended June 30, 2014 as compared to the three and nine month ended June 30, 2013.

Our jackup fleet realized average revenues of $170,000 per day on 455 operating days as compared to $135,000 per day on 518 operating days for the three months ended June 30, 2014 and 2013, respectively. The jackup fleet realized average revenues of $155,000 per day on 1,468 operating days as compared to $135,000 per day on 1,358 operating days for the nine months ended June 30, 2014 and 2013, respectively. The decrease in operating days for the three months ended June 30, 2014 is primarily due to the sale of the Vicksburg in January 2014. The increase in operating days for the nine months ended June 30, 2014 is due to a full nine months of operations for the newly constructed, high specification jackup, the Atwood Manta, which was delivered from the shipyard in December 2012, as well as nine months of operations for the Atwood Orca, partially offset by the loss in operating days due to the sale of the Vicksburg. Overall, the jackup fleet realized higher average revenue per operating day for both the three and nine months ended June 30, 2014 as compared to the three and nine months ended June 30, 2013 due primarily to higher average day rates realized by two of our initial high specification jackups, the Atwood Aurora and the Atwood Beacon, and a greater proportionate mix of our three newly constructed high specification jackups at higher day rates, partially offset by the sale of the Vicksburg.

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

Drilling Costs—Drilling costs for the three and nine months ended June 30, 2014, increased approximately $34.1 million, or 29%, and $92.4 million, or 27%, respectively, compared to the three and nine months ended June 30, 2013. An analysis of contract drilling costs by rig category is as follows:

	DRILLING COSTS
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2014	2013	Variance	2014	2013	Variance
Ultra-Deepwater	$44.2	$33.9	$10.3	$125.2	$93.7	$31.5
Deepwater	51.5	42.8	8.7	157.0	127.2	29.8
Jackups	32.0	31.4	0.6	101.9	89.8	12.1
Reimbursable	23.5	8.5	15.0	41.1	23.3	17.8
Other	0.9	1.4	(0.5)	4.6	3.4	1.2
	$152.1	$118.0	$34.1	$429.8	$337.4	$92.4

Ultra-deepwater drilling costs increased for the three and nine months ended June 30, 2014 as compared to the three and nine months ended June 30, 2013 as a result of the addition of the Atwood Advantage. The average drilling cost per calendar day decreased from approximately $180,000 for the three months ended June 30, 2013 as compared to approximately $160,000 for the three months ended June 30, 2014 primarily due to the Atwood Condor incurring lower drilling costs associated with equipment repairs during the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013 when the rig experienced more downtime and higher drilling costs due to equipment failures. Average drilling costs per calendar day remained relatively stable at approximately $170,000 for the nine months ended June 30, 2014 and the nine months ended June 30, 2013.

Deepwater drilling costs increased for the three and nine months ended June 30, 2014, as compared to the three and nine months ended June 30, 2013 as a result of maintenance projects and regulatory inspections. Average drilling costs per calendar day for our deepwater rigs increased from approximately $160,000 for the three and nine months ended June 30, 2013 to approximately $190,000 for the three and nine months ended June 30, 2014 mainly due to the Atwood Hunter undergoing a regulatory and maintenance project from December 2013 through the end of April 2014. In addition, the increase in average drilling costs per calendar day for the nine months ended June 30, 2014 increased compared to the nine months ended June 30, 2013 due to the Atwood Falcon undergoing regulatory inspections and planned maintenance in December 2013. These increases were partially offset by decreased average drilling costs per calendar day for the Atwood Eagle for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013 due to regulatory inspections, planned maintenance, and upgrades that took place in December 2012.

Jackup drilling costs increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily as a result of a full quarter of operations for the newly constructed Atwood Orca which was delivered from the shipyard in May 2013, partially offset by the sale of the Vicksburg in January 2014. Average drilling costs per calendar day increased from approximately $60,000 for the three months ended June 30, 2013 to approximately $70,000 for the three months ended June 30, 2014 as a result of the Atwood Beacon working offshore Italy in the current fiscal quarter, resulting in significantly higher costs as compared to working offshore Israel in the prior fiscal quarter. Jackup drilling costs increased for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, as a result of operations for the Atwood Orca as well as operations for the newly constructed Atwood Manta which was delivered from the shipyard December 2012, partially offset by the sale of the Vicksburg. Average drilling costs per calendar day remained relatively stable at approximately $70,000 for the nine months ended June 30, 2014 and the nine months ended June 30, 2013.

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

Depreciation—Depreciation expense for the three and nine months ended June 30, 2014 increased approximately $7.3 million or 24%, and $21.0 million, or 24%, respectively, compared to the three and nine months ended June 30, 2013. A comparative analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2014	2013	Variance	2014	2013	Variance
Ultra-Deepwater	$22.0	$14.7	$7.3	$60.2	$43.9	$16.3
Deepwater	5.5	5.1	0.4	15.8	15.2	0.6
Jackups	8.8	9.0	(0.1)	28.1	22.7	5.4
Other	1.3	1.6	(0.3)	3.3	4.6	(1.3)
	$37.6	$30.4	$7.3	$107.4	$86.4	$21.0

Ultra-deepwater depreciation increased by $7.3 million and $16.3 million for the three and nine months ended June 30, 2014, as compared to the three and nine months ended June 30, 2013, respectively, due to the delivery of the Atwood Advantage which was placed into service in December 2013.

Jackup depreciation increased by $5.4 million for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013 due to the addition of the Atwood Manta and the Atwood Orca, which were placed into service at the beginning of December 2012 and May 2013, respectively.

General and Administrative—For the nine months ended June 30, 2014, general and administrative expenses increased by approximately $3.5 million to $47.7 million, as compared to $44.2 million for the nine months ended June 30, 2013. This increase is primarily due to an overall increase in our headcount and associated costs to support our larger fleet resulting in increased personnel, information technology, and taxes and permit related costs as well as the relocation of our corporate headquarters resulting in increased rental and lease costs.

Gain on sale of equipment—Income of $34.1 million for the nine months ended June 30, 2014 was primarily due to the gain recorded on the sale of our standard jackup drilling unit, the Vicksburg, completed in January 2014.

Interest Expense, net of capitalized interest—For the three months ended June 30, 2014, interest expense, net of capitalized interest increased by approximately $5.5 million to $11.2 million, as compared to $5.7 million for the three months ended June 30, 2013. For the nine months ended June 30, 2014, interest expense, net of capitalized interest increased by approximately $14.3 million to $30.9 million, as compared to $16.6 million for the nine months ended June 30, 2013. These increases were primarily due to a higher outstanding debt balances.

Income Taxes—Our effective tax rate for the three and nine months ended June 30, 2014 was approximately 9% and 16%, respectively, compared to 14% and 13% for the three and nine months ended June 30, 2013, respectively. The effective tax rate for the nine months ended June 30, 2014 was higher than the rate for the nine months ended June 30, 2013 primarily due to tax expenditures relating to the income received on the sale of the Vicksburg as well as an increase to our reserve for uncertain tax provisions. The effective tax rate for the three months ended June 30, 2014 was lower than the rate for the three months ended June 30, 2013 primarily due to the recognition of discrete tax benefits during the three months ended June 30, 2014. Our effective tax rates were lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had $119 million in cash and cash equivalents. At any time, we may require a significant portion of our cash on hand for working capital and other purposes.  During the nine months ended June 30, 2014, we relied principally on our cash flows from operations, cash on hand, and borrowings under our credit facility to meet liquidity needs and fund our cash requirements, including our capital expenditures of $564 million.

To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Revolving Credit Facility

As of June 30, 2014, we had $810 million of outstanding borrowings and $8.2 million letters of credit issued under our senior secured revolving credit facility. On April 30, 2014, we entered into an agreement to amend and restate the credit facility (the "Restatement Agreement"), which increased total commitments to $1.55 billion from $1.1 billion and extended its maturity to May 2018 from May 2016. Our wholly owned subsidiary, Atwood Offshore Worldwide Limited, is the borrower under the credit facility, and we and certain of our other subsidiaries are guarantors under the facility. Prior to the Restatement Agreement, borrowings under the credit facility bore interest at the Eurodollar rate plus a margin ranging from 2.00% to 2.50%, and the commitment fee on the unused portion of underlying commitments ranged from 0.5% to 1.0% per annum. As a result of the Restatement Agreement, borrowings under the credit facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Certain borrowings effectively bear interest at a fixed rate due to our interest rate swaps. See Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report. The average interest rate for borrowings under the credit facility was approximately 2.4% per annum at June 30, 2014, after considering the impact of our interest rate swaps. As of June 30, 2014, we were in compliance with all financial covenants under the credit facility, and from June 30, 2014 to July 31, 2014, no additional borrowings were made under the credit facility.

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

Capital Expenditures

We estimate that our total capital expenditures, including maintenance capital expenditures, for fiscal year 2014 will be approximately $985 million, substantially all of which is contractually committed. As of June 30, 2014, we had incurred approximately $564 million of our total expected capital expenditures for fiscal year 2014. The remaining capital expenditures are expected to be funded with cash on hand, cash flow from operations and borrowings under our revolving credit facility including the additional commitment provided by the Restatement Agreement.

As of June 30, 2014, we had expended approximately $555 million towards our three remaining newbuild drilling units contracted for construction. The expected costs including firm commitments, project management, capitalized interest and drilling and handling tools and spares for our three drilling units under construction are as follows (in millions):

Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Total
$410	$490	$440	$1,340

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

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of June 30, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. As of June 30, 2014, other than additional borrowings under our credit facility there were no other material changes to this disclosure regarding our commitments and contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, interest rate risk and foreign currency exchange risk as discussed below:

Interest Rate Risk

The provisions of our credit facility provide for a variable interest rate cost on our $810 million outstanding as of June 30, 2014. However, we employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of June 30, 2014 in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, only $560 million of our variable long-term debt outstanding at June 30, 2014 is subject to changes in interest rates. Thus, a 10% change in the interest rate on the floating rate debt would not have a material effect on our annual earnings and cash flows.

Foreign Currency Risk

We conduct business in numerous foreign countries. Our functional currency is the U.S. dollar. Certain of our subsidiaries have monetary assets and liabilities that are denominated in a currency other than our functional currency. Based on June 30, 2014 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect on our annual earnings and cash flows.

We enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in the foreign currency exchange rates. In December 2013, we executed foreign currency forward exchange contracts for a portion of our anticipated euro receipts associated with revenues earned on a drilling contract from December 2013 through November 2015.

Market Risk

Our Senior Notes bear interest at a fixed interest rate whose fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $697.1 million at June 30, 2014, compared to the principal amount of $650 million. A 10% change in the trade price of our Senior Notes at June 30, 2014 would not have a material effect on the fair value of our Senior Notes.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 10 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of June 30, 2014, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

ATWOOD OCEANICS, INC. (Registrant)

Date:	August 1, 2014	/S/ MARK L. MEY
Mark L. Mey
Senior Vice President and Chief Financial Officer

Date:	August 1, 2014	/S/ MARK W. SMITH
Mark W. Smith
Chief Accounting Officer and Controller