Form 10-Q
period 2014-12-31
ATWOOD OCEANICS INC
filed 2015-02-05
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
Commission file number 1-13167

ATWOOD OCEANICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	74-1611874
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

15011 Katy Freeway, Suite 800, Houston, Texas	77094
(Address of Principal Executive Offices including Zip Code)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 749-7800

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of January 30, 2015, there were 64,622,000 shares of common stock, $1.00 par value per share, outstanding.

ATWOOD OCEANICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
(In thousands, except per share amounts)	2014	2013
REVENUES:
Contract drilling	$336,761	$273,557
Revenues related to reimbursable expenses	14,965	11,149
Total revenues	351,726	284,706

COSTS AND EXPENSES:
Contract drilling	136,465	123,162
Reimbursable expenses	11,907	8,414
Depreciation	44,575	32,544
General and administrative	17,409	19,822
Asset impairment	60,777	—
(Gain) loss on sale of equipment	9,806	(1,637)
	280,939	182,305

OPERATING INCOME	$70,787	$102,401

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(15,504)	(8,211)
Interest income	57	70
	(15,447)	(8,141)

INCOME BEFORE INCOME TAXES	55,340	94,260
PROVISION FOR INCOME TAXES	9,122	10,863
NET INCOME	$46,218	$83,397

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$0.72	$1.30
Diluted	$0.71	$1.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,405	64,112
Diluted	65,015	65,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In thousands)	2014	2013
Net income	$46,218	$83,397
Other comprehensive gains (losses):
Derivative financial instruments:
Unrealized holding gain (loss)	1,065	(743)
Gain/(loss) reclassified to net income	(40)	381
Total other comprehensive income (loss)	1,025	(362)

Comprehensive income	$47,243	$83,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Cash	$121,803	$80,080
Accounts receivable	214,719	242,684
Income tax receivable	6,977	6,260
Inventories of materials and supplies	126,242	132,368
Prepaid expenses, deferred costs and other current assets	31,103	36,415
Total current assets	500,844	497,807

Property and equipment, net	4,013,173	3,967,028

Other receivables	11,831	11,831
Deferred income taxes	278	589
Deferred costs and other assets	23,905	29,973
Total assets	$4,550,031	$4,507,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$81,887	$94,315
Accrued liabilities	18,012	19,158
Dividends payable	16,090	16,090
Short-term debt	5,954	11,885
Interest payable	19,426	8,099
Income tax payable	12,901	14,234
Deferred credits and other liabilities	4,763	3,596
Total current liabilities	159,033	167,377

Long-term debt	1,741,834	1,742,122
Deferred income taxes	1,022	783
Deferred credits	4,036	4,100
Other	36,531	37,322
Total long-term liabilities	1,783,423	1,784,327

Commitments and contingencies (Note 8)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 64,551 issued and outstanding at December 31, 2014 and 180,000 shares authorized and 64,362 shares issued and outstanding at September 30, 2014	64,551	64,362
Paid-in capital	206,083	201,464
Retained earnings	2,332,355	2,286,137
Accumulated other comprehensive loss	4,586	3,561
Total shareholders' equity	2,607,575	2,555,524
Total liabilities and shareholders' equity	$4,550,031	$4,507,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

September 30, 2014	64,362	$64,362	$201,464	$2,286,137	$3,561	$2,555,524

Net income	—	—	—	46,218	—	46,218
Other comprehensive income	—	—	—	—	1,025	1,025
Vesting of restricted stock awards	137	137	(137)	—	—	—
Exercise of employee stock options	52	52	732	—	—	784
Stock option and restricted stock award compensation expense	—	—	4,024	—	—	4,024

December 31, 2014	64,551	$64,551	$206,083	$2,332,355	$4,586	$2,607,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$46,218	$83,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,575	32,544
Amortization	2,504	1,172
Provision for doubtful accounts and inventory obsolescence	—	430
Deferred income tax provision (benefit)	(3,380)	196
Share-based compensation expense	4,024	3,354
Asset impairment	60,777	—
(Gain) loss on sale of assets	9,806	(1,637)
Changes in assets and liabilities:
Accounts receivable	27,965	26,868
Income tax receivable	(717)	(859)
Inventories of materials and supplies	(6,771)	10,842
Prepaid expenses, deferred costs and other current assets	5,095	6,458
Deferred costs and other assets	62	(8,165)
Accounts payable	(14,248)	(13,556)
Accrued liabilities	14,866	11,223
Income tax payable	(1,333)	(3,767)
Deferred credits and other liabilities	5,263	9,695
Net cash provided by operating activities	194,706	158,195

Cash flows from investing activities:
Capital expenditures	(149,042)	(462,620)
Proceeds from sale of assets	1,348	13,277
Net cash used in investing activities	(147,694)	(449,343)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	340,000
Repayments on short-term debt, net	(5,931)	(6,046)
Proceeds from exercise of stock options	784	823
Debt issuance costs paid	(142)	(72)
Net cash (used) provided by financing activities	(5,289)	334,705
Net increase in cash and cash equivalents	41,723	43,557
Cash and cash equivalents, at beginning of period	80,080	88,770
Cash and cash equivalents, at end of period	$121,803	$132,327

Non-cash activities:
Decrease in accrued liabilities related to capital expenditures	$(4,525)	$(11,092)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of December 31, 2014 and for the three months ended December 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2014. Although these financial statements and related information have been prepared without audit and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2014. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to current year presentation.

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
In May 2014, the FASB issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) Identify contracts with customers, (2) Identify the performance obligations in the contracts, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligation in the contract, and (5) Recognize revenue as the entity satisfies performance obligations. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
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
In August 2014, the FASB issued guidance on disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance requires management's evaluation of whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment must be made in connection with preparing financial statements for each annual and interim reporting period. Management's evaluation should be based on the relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, but this doubt is alleviated by management's plans, the entity should disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that alleviate that substantial doubt. If conditions or events raise substantial doubt and the substantial doubt is not alleviated, the entity must disclose this in the footnotes. The entity must also disclose information that enables the reader to understand what the conditions or events are, management's evaluation of those conditions or events and management's plans that are intended to alleviate that substantial doubt. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three months ended December 31, 2014 and 2013 is as follows:

(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount
Three Months Ended December 31, 2014
Basic earnings per share	$46,218	64,405	$0.72
Effect of dilutive securities:
Stock options	—	99	—
Restricted stock and performance units	—	511	(0.01)
Diluted earnings per share	$46,218	65,015	$0.71
Three Months Ended December 31, 2013
Basic earnings per share	$83,397	64,112	$1.30
Effect of dilutive securities:
Stock options	—	307	(0.01)
Restricted stock and performance units	—	607	(0.01)
Diluted earnings per share	$83,397	65,026	$1.28

For the purpose of calculating diluted earnings per share for the three months ended December 31, 2014, there were approximately 600,000 anti-dilutive stock options and for the three months ended December 31, 2013, there were no anti-dilutive stock options.

NOTE 3—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	December 31, 2014	September 30, 2014
Drilling vessels and equipment	$4,021,901	$4,181,774
Construction work in progress	437,939	319,548
Drill pipe	40,141	31,265
Office equipment and other	35,842	35,566
Total cost	4,535,823	4,568,153
Less: Accumulated depreciation	(522,650)	(601,125)
Property and equipment, net	$4,013,173	$3,967,028

Asset Impairment

The Atwood Hunter was under contract until early in December 2014, and since the date that contract ended, we have been unable to obtain new work for this rig. Based on the current lack of contracting opportunities and the further deterioration of commodity prices, we determined that it was not likely to obtain additional work in the foreseeable future. Therefore in January 2015, we made the decision to scrap the rig. The Atwood Hunter was written down to its salvage value. We recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share), which is included in Asset Impairment on the Consolidated Statement of Operations for the three months ended December 31, 2014. This impairment charge includes write-downs of property and equipment of $48.0 million and $8.4 million for our inventory of material and supplies that was specific to the Atwood Hunter.

Sale of Assets

During December 2014, we completed the sale of our rig, the Atwood Southern Cross, for recycling. We received $2.1 million in proceeds and incurred related costs of $2.0 million. We recorded a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share), which is included in (Gain) Loss on Sale of Equipment on the Consolidated Statement of Operations for the three months ended December 31, 2014.

Construction Projects

As of December 31, 2014, we had expended approximately $418 million towards our two ultra-deepwater drillships under construction at the Daewoo Shipbuilding and Marine Engineering Co., Ltd. ("DSME") yard in South Korea. Total remaining firm commitments for these two drillships under construction were approximately $704 million at December 31, 2014.

NOTE 4—DEBT

A summary of long-term debt is as follows:

(In thousands)	December 31, 2014	September 30, 2014
6.5% Senior Notes due 2020 ("Senior Notes")	$656,834	$657,122
Revolving Credit Facility	1,085,000	1,085,000
Total long-term debt	$1,741,834	$1,742,122

Senior Notes
As of December 31, 2014, our Senior Notes had an aggregate principal amount of $650 million. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries. We received a premium of $8.5 million as part of the net proceeds for the Senior Notes issued. This premium is being amortized over the life of our Senior Notes.

Revolving Credit Facility

As of December 31, 2014, we had $1.1 billion of outstanding borrowings and $5.9 million letters of credit issued under our senior secured revolving credit facility, which will mature May 2018 (the "Credit Facility"). Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Our Credit Facility is secured primarily by first preferred mortgages on nine of our active drilling units as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. Our Credit Facility contains various financial covenants and as of December 31, 2014, we were in compliance with those covenants.

The weighted-average effective interest rate on our long-term debt was approximately 2.3% per annum at December 31, 2014. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of premiums or discount. Interest capitalized for the three months ended December 31, 2014 and 2013 was approximately $4 million and $10 million, respectively. As of December 31, 2014, we had approximately $459 million available for borrowings under the Credit Facility.

Short-term Debt

As of December 31, 2014, our short-term debt was $6.0 million and was incurred in financing our primary insurance program covering against casualty and liability risks. The current financing arrangement bears an interest rate of 1.57% and is amortizing over a period of nine months.

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

Senior Notes – The carrying value of our Senior Notes, net of unamortized premium is $657 million ($650 million principal amount) while the fair value of our Senior Notes was $658 million at December 31, 2014. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this as a Level 2 fair value measurement as valuation inputs for fair value measurements are quoted market prices at December 31, 2014 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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

The following table sets forth the estimated fair value of our derivative financial instruments at December 31, 2014 and September 30, 2014, which are measured and recorded at fair value on a recurring basis:

		December 31,	September 30,
(In thousands)	Balance Sheet Classification	2014	2014
Derivative assets designated as hedges:
Short-term foreign currency forwards	Prepaid expenses, deferred costs and other current assets	$5,973	$3,930
Long-term foreign currency forwards	Deferred costs and other assets	443	1,125
Long-term interest rate swaps	Deferred costs and other assets	110	275
Derivative liabilities designated as hedges:
Short-term interest rate swaps	Accrued liabilities	(678)	(838)
Total derivative contracts, net		$5,848	$4,492

NOTE 6—SHARE-BASED COMPENSATION
A summary of our share-based compensation expense during the three months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended December 31,
(In thousands, except average service periods)	2014	2013
Share-based compensation recognized	$4,024	$3,354
Unrecognized compensation cost, net of estimated forfeitures	29,089	30,106
Remaining weighted-average service period (years)	2.3	2.3

Restricted Stock Units

A summary of our restricted stock activity for the three months ended December 31, 2014 is as follows:

	Number of Shares (000s)	Weighted. Average Fair Value
Unvested at October 1, 2014	622	$47.62
Granted	304	37.56
Vested	(184)	41.60
Forfeited	—	—
Unvested at December 31, 2014	742	44.99

Performance Units
During the three months ended December 31, 2014, we granted to certain employees share-based awards that are subject to market-based performance conditions ("performance units"). The grant date fair value of these performance units was determined through use of the Monte Carlo simulation method. A summary of performance unit stock activity for fiscal year 2014 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested at October 1, 2014	264	$45.87
Granted	133	37.08
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2014	397	42.92

Stock Options

A summary of stock option activity for the three months ended December 31, 2014 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2014	833	$33.52
Granted	—	—
Exercised	(52)	15.06		$1,012
Forfeited	(8)	12.31
Outstanding at December 31, 2014	773	34.98	5.0	1,641
Exercisable at December 31, 2014	713	34.42	5.0	1,641

NOTE 7— INCOME TAXES

Our consolidated effective income tax rate for the three months ended December 31, 2014 was approximately 17%, as compared to 12% for the three months ended December 31, 2013. The effective tax rate for the three months ended December 31, 2014 was higher than the rate for the three months ended December 31, 2013 primarily due to non-deductible charges against the Atwood Hunter. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At December 31, 2014, we had approximately $14.6 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $3.5 million, which are included in Other long-term liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All $14.6 million of the net uncertain tax liabilities would affect the effective tax rate if realized.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2014, we had paid to the Indian government $10.5 million in service taxes and have accrued $1.3 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.8 million relating to service taxes. We recorded a corresponding $11.8 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 included with this report and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and elsewhere in this report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at December 31, 2014, and our results of operations for the three months ended December 31, 2014 and 2013. Financial and operating results for the three months ended December 31, 2014, include:

•	Operating revenues totaling $352 million on 1,023 operating days as compared to operating revenues of $285 million on 1,009 operating days for the three months ended December 31, 2013;

•	Net income of $46 million as compared to net income of $83 million for the three months ended December 31, 2013;

•	Capital expenditures of $149 million as compared to capital expenditures of $463 million for the three months ended December 31, 2013; and

•	Increase in existing cash on hand of $42 million for the three months ended December 31, 2014.

MARKET OUTLOOK
Industry Conditions
The level of activity in the offshore drilling industry, which affects the sector’s profitability, is cyclical and highly dependent on the capital expenditure spending patterns of exploration and production (“E&P”) companies. E&P company capital expenditure budgets are influenced by both the price of oil and gas and expectations about future price, company-specific cash flow levels, historical project returns and other capital allocation strategies. After a multi-year increase in E&P spending on drilling programs, we are experiencing a significant slowdown in E&P spending since late 2013. This slowdown is now accelerating with the dramatic drop in oil prices, which is primarily due to sharply increased U.S. shale production coupled with a stronger U.S. dollar and slowing demand from the European and Chinese economies. Since July 2014, oil prices have dropped by more than 50% to less than $50 per barrel in January 2015. The result of the slowdown has been a delay or cancellation of previously anticipated floater-based drilling programs, leading to a material reduction in new drilling contract awards for floaters in 2014 and early 2015, as compared to recent years. Recently published E&P capital expenditure spending surveys for 2015 suggest the slowdown in activity may continue throughout 2015. Further decreases in oil prices, or anticipated decreases in oil prices, may lead to further reductions in capital expenditures by E&P companies on drilling programs, which in turn could materially and adversely affect our financial position, results of operations or cash flows. See "Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices" under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
The supply and demand balance between floating drilling rigs and suitable drilling contracts is being further affected as drilling companies continue to take delivery of newer, more capable floaters which were ordered earlier in the cycle. As a result, a lower percentage of marketed floaters are being re-contracted, especially among the older, less capable floaters, and lower day rates are being contracted across all floater classes. Customers continue to prefer newer, high specification floaters over the older, less capable rigs, especially for drilling programs with a high degree of technical complexity or conducted in more remote geological basins. This bifurcation of utilization and day rates across different generations of floaters has been especially detrimental to the older, less capable floaters resulting in these older rigs being idled or scrapped.
Similar to the floater market, the jackup market is now beginning to experience an unfavorable supply and demand imbalance due to the delivery of newbuild jackups from shipyards. Certain markets, especially Southeast Asia, which is closer to the shipyards constructing the majority of newbuild jackups, are particularly susceptible to oversupply and to lower utilization and day rates. While high specification jackup rigs continue to experience higher levels of utilization and day rates than less capable jackup rigs, the risk of further market weakness created by the supply and demand imbalance is expected to continue through at least 2015 given the high number of newbuild jackups scheduled for delivery during this period.

Ultra-deepwater and Deepwater Rig Markets
Industry-wide, the percentage of marketed ultra-deepwater rigs under contract decreased to 91%, while the percentage of marketed deepwater rigs under contract reduced to 85%. New contracts totaling 110 rig years were awarded in 2014, the lowest level since 2009. This represents only 36% of the marketed floater fleet's available rig years.
As of February 2, 2015, 67 ultra-deepwater floaters were under construction with scheduled deliveries through January 2020. Forty-four of these newbuild ultra-deepwater floaters were contracted, including 30 under long-term contracts with Petrobras that are primarily being constructed in shipyards located in Brazil. The number of new ultra-deepwater rig deliveries is expected to peak in 2015 with 26 scheduled to be delivered this calendar year. An additional 41 units are scheduled for delivery in 2016 and beyond. As of February 2, 2015, 14 of the 26 scheduled to be delivered in 2015 were uncontracted. As several drilling contractors, including Atwood, have actively delayed drillship deliveries, fewer rigs may actually be delivered during 2015.
With approximately 84% of ultra-deepwater rigs operating in deepwater and mid-water water depths (i.e., well below these rigs' maximum water depth capabilities), demand for deepwater rigs and older, less capable ultra-deepwater rigs may be negatively impacted by the increased supply of newer ultra-deepwater rigs. This may result in the older, less capable rigs having to price more aggressively to avoid displacement by the newer, more capable rigs, leading to generally lower day rates for the ultra-deepwater and deepwater rig markets.
Our Ultra-deepwater Rigs and Deepwater Rigs
The Atwood Achiever, a dynamically positioned, ultra-deepwater drillship, is operating offshore Morocco and is contracted through approximately November 2017. The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, is operating in the U.S. Gulf of Mexico and is contracted through April 2017.
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
During December 2014, the Atwood Hunter completed its contract in Equatorial Guinea and was towed to a stacking location in Ghana. Since that contract ended, we have been unable to obtain new work for this rig. Based on the current lack of contracting opportunities and the further deterioration of commodity prices, we determined that it was not likely to obtain additional work in the foreseeable future. Therefore in January 2015, we made the decision to scrap the rig.
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
The Atwood Admiral and Atwood Archer were scheduled to be delivered in March 2015 and December 2015, respectively. Due to lack of suitable drilling programs, we have not secured the initial drilling contracts for these rigs. Therefore, we have entered into amendments to our construction contracts with DSME to delay the delivery of these two rigs by six months each. The Atwood Admiral is now scheduled for delivery on September 30, 2015 and the Atwood Archer on June 30, 2016. We cannot provide any assurance that we will be able to obtain drilling contracts for these rigs prior to their delivery.

Jackup Rig Market
Bifurcation in day rates and utilization between high specification jackups and standard jackups continues to characterize contracting activity in the jackup market. We expect this bifurcation trend to become more pronounced in the future. As a result of newbuild jackup construction programs initiated in 2005 and continuing through 2014, the jackup supply continues to increase. As of February 2, 2015, there were 129 newbuild jackup rigs under construction. Of the 65 scheduled for delivery in 2015, only 3 of these were contracted as of February 2, 2015. The remaining 64 rigs are scheduled for delivery in 2016 and 2017. This increase in the marketed supply of jackups, most of which are high specification, is expected to exceed customer demand leading to lower day rates for jackup rigs of all classes in the future.
The percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract was approximately 93% as compared to 84% for the remainder of the global jackup fleet. Despite the expected increase in global jackup supply due to the continued delivery of high specification newbuild rigs through the end of 2017, we expect demand for high specification jackup rigs to remain elevated as operators continue to prefer contracting newer, more capable rigs for their drilling programs.

Our High Specification Jackup Rigs
The Atwood Mako, a 400-foot water depth Pacific Class jackup, is operating offshore Malaysia through March 2015. Thereafter, the rig is scheduled to begin a 70 day program offshore Vietnam through June 2015. The Atwood Manta and the Atwood Orca, both 400-foot water depth Pacific Class jackups, are operating offshore Thailand and are contracted through December 2015 and February 2016, respectively.
The Atwood Aurora, a 350-foot water depth jackup, is operating offshore West Africa and is contracted through September 2016. The Atwood Beacon, a 400-foot water depth jackup, is operating in the Mediterranean Sea and is contracted into January 2016.
Idled Rigs
During December 2014, we completed the sale of our mid-water floater semisubmersible, the Atwood Southern Cross. The Atwood Hunter, a deepwater semisubmersible, was idled in December 2014 and in January 2015, we made the decision to scrap the rig.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at December 31, 2014 was approximately $2.7 billion, representing a 25% decrease compared to our contract backlog of $3.9 billion at December 31, 2013. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The following tables set forth the amount of our contract drilling revenue backlog and the percentage of available operating days committed for our actively-marketed drilling units for the periods indicated as of December 31, 2014. These tables exclude the Atwood Hunter, which was idled in December 2014.

Contract Drilling Revenue Backlog	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Total
(In millions)
Ultra-deepwater	$621	$809	$458	$22	$—	$1,910
Deepwater	246	224	—	—	—	470
Jackups	205	103	—	—	—	308
Total	$1,072	$1,136	$458	$22	$—	$2,688

Percentage of Available Operating Days Committed	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
Ultra-deepwater	100%	76%	38%	2%	0%
Deepwater	100%	68%	0%	0%	0%
Jackups	92%	34%	0%	0%	0%
Total	96%	58%	17%	1%	0%

RESULTS OF OPERATIONS

Revenues—Revenues for the three months ended December 31, 2014 increased approximately $67 million, or 24%, compared to the three months ended December 31, 2013. A comparative analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended December 31,
(In millions)	2014	2013	Variance	% Variance
Ultra-Deepwater	$167	$87	$80	92%
Deepwater	98	108	(10)	(9)%
Jackups	72	79	(7)	(9)%
Reimbursable	15	11	4	36%
	$352	$285	$67	24%

Our ultra-deepwater fleet realized average revenues of $480,000 per day on 348 operating days as compared to $430,000 per day on 203 operating days for the three months ended December 31, 2014 and 2013, respectively. The increase in operating days and average revenue per operating day for the three months ended December 31, 2014 is largely due to the Atwood Advantage and Atwood Achiever, our "A-Class" ultra-deepwater drillships, being delivered and commencing mobilization to the U.S. Gulf of Mexico and Northwest Africa in December 2013 and September 2014, respectively under their initial drilling contracts.

Our deepwater fleet realized average revenues of $395,000 per day on 249 operating days as compared to $420,000 per day on 254 operating days for the three months ended December 31, 2014 and 2013, respectively. The decrease in average revenue per operating day for the three months ended December 31, 2014, is primarily due to the Atwood Hunter working on a lower day rate contract during the first quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2014.

Our jackup fleet realized average revenues of $170,000 per day on 426 operating days as compared to $140,000 per day on 552 operating days for the three months ended December 31, 2014 and 2013, respectively. The decrease in operating days for the three months ended December 31, 2014 is primarily due to the sale of the Vicksburg in January 2014 and the Atwood Mako remaining idle subsequent to rolling off contract in November 2014 awaiting to commence its next contract in January 2015. Overall, the jackup fleet realized higher average revenue per operating day for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 due primarily to higher average day rates realized by two of our initial high specification jackups, the Atwood Aurora and the Atwood Beacon, partially offset by the sale of the Vicksburg.

Reimbursable revenues are primarily driven by our clients' requests for equipment, fuel, services and/or personnel that are not typically included in the contractual operating day rate. Thus, these revenues vary depending on the timing of the clients' requests and the work performed. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Contract Drilling Costs—Drilling costs for the three months ended December 31, 2014, increased approximately $16 million, or 12%, respectively, compared to the three months ended December 31, 2013. An analysis of contract drilling costs by rig category is as follows:

	CONTRACT DRILLING COSTS
	Three Months Ended December 31,
(In millions)	2014	2013	Variance	% Variance
Ultra-Deepwater	$63	$35	$28	80%
Deepwater	41	49	(8)	(16)%
Jackups	31	37	(6)	(16)%
Reimbursable	12	8	4	50%
Other	1	3	(2)	(67)%
	$148	$132	$16	12%

Ultra-deepwater drilling costs increased for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, as a result of the addition of the Atwood Achiever and Atwood Advantage. The average drilling cost per calendar day remained relatively stable at approximately $170,000 for both the first quarter of fiscal year 2015 and first quarter of fiscal year 2014.

Deepwater drilling costs decreased for the three months ended December 31, 2014, as compared to the three months ended December 30, 2013. Average drilling costs per calendar day for our deepwater rigs decreased from approximately $180,000 for the three months ended December 31, 2013, to approximately $150,000 for the three months ended December 31, 2014, mainly due to the Atwood Hunter commencing its regulatory and maintenance project in December 2013 and Atwood Falcon undergoing regulatory inspections and planned maintenance in December 2013.

Jackup drilling costs decreased for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, primarily due to the sale of the Vicksburg in January 2014. The average drilling cost per calendar day remained relatively stable at approximately $70,000 for both the first quarter of fiscal year 2015 and first quarter of fiscal year 2014.

Reimbursable costs are primarily driven by our clients' requests for equipment, fuel, services and/or personnel that are not typically included in the contractual operating day rate. Thus, these costs vary depending on the timing of the clients' requests and the work performed. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Depreciation—Depreciation expense for the three months ended December 31, 2014 increased approximately $12 million or 36%, compared to the three months ended December 31, 2013. A comparative analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended December 31,
(In millions)	2014	2013	Variance	% Variance
Ultra-Deepwater	$28	$17	$11	65%
Deepwater	6	5	1	20%
Jackups	9	10	(1)	(10)%
Other	2	1	1	100%
	$45	$33	$12	36%

Ultra-deepwater depreciation increased by $11 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013 due to the delivery of the Atwood Advantage and Atwood Achiever, which were placed into service in December 2013 and September 2014, respectively.

Asset Impairment— During the three months ended December 31, 2014, we recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share) to write the Atwood Hunter down to its salvage value. See "Market Outlook " in Item 2. Management's Discussion and Analysis.

General and Administrative—For the three months ended December 31, 2014, general and administrative expenses decreased by approximately $3 million to $17 million, as compared to $20 million for the three months ended December 31, 2013. This decrease is primarily due to a decrease in taxes and permits and professional fees. The decrease is also due to lower recruiting costs in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.

Loss on sale of equipment— Our loss on sale of equipment is primarily due to a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) for the three months ended December 31, 2014 for the sale of the Atwood Southern Cross.

Interest Expense, net of capitalized interest—For the three months ended December 31, 2014, interest expense, net of capitalized interest increased by approximately $7 million to $15 million, as compared to $8 million for the three months ended December 31, 2013. These increases were primarily due to higher outstanding debt balances.

Income Taxes—Our effective income tax rate for the three months ended December 31, 2014 was approximately 17%, compared to 12% for the three months ended December 31, 2013. The effective tax rate for the three months ended December 31, 2014 was higher than the rate for the three months ended December 31, 2013 primarily due to non-deductible charges against the Atwood Hunter. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations and borrowings under our revolving credit facility. In addition, we may seek to access the capital markets and our ability to access the capital markets depends on a number of factors, including our credit rating, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.
At December 31, 2014, we had $122 million in cash on hand. At any time, we may require a significant portion of our cash on hand for working capital and other purposes.  During the quarter ended December 31, 2014, we relied principally on our cash flows from operations, cash on hand and borrowings under our credit facility to meet liquidity needs and fund our cash requirements including our capital expenditures of $149 million. To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Cash Flows

	Three months ended December 31,
(In millions)	2014	2013
Net cash provided by operating activities	$194,706	$158,195
Net cash used by investing activities	(147,694)	(449,343)
Net cash (used) provided by financing activities	(5,289)	334,705

Working capital increased from $330 million as of September 30, 2014 to $342 million as of December 31, 2014. Net cash from operating activities for the three months ended December 31, 2014 was $195 million, which compared to $158 million for the three months ended December 31, 2013.

Investing Activities
Capital Expenditures
Our investing activities are primarily related to capital expenditures for property and equipment. Our capital expenditures, including maintenance capital expenditures, for the three months ended December 31, 2014 totaled $149 million and our capital expenditures for the three months ended December 31, 2013 totaled $463 million. As of December 31, 2014, we had expended approximately $418 million on our drilling units under construction at that date. We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our revolving credit facility. The expected remaining costs including firm commitments, project management, capitalized interest, drilling tools, handling tools and spares for our drilling units under construction for fiscal years ended September 30, 2015 and 2016 are as follows (in millions):

2015	$420
2016	415
Total	$835
From time to time, we may seek possible expansion and acquisition opportunities relating to our business, which may include the construction or acquisition of rigs or other businesses in addition to those described in this Form 10-Q. Such determinations will depend on market conditions and opportunities existing at that time, including with respect to the market for drilling contracts and day rates and the relative costs associated with such expansions or acquisitions. The timing, success or terms of any such efforts and the associated capital commitments are not currently known.
Sale of assets
During December 2014, we completed the sale of our rig, the Atwood Southern Cross for recycling. We received $2.1 million in proceeds and incurred related costs of $2.0 million. We recorded a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share), which is included in (Gain) Loss on Sale of Equipment on the Consolidated Statement of Operations for the three months ended December 31, 2014.

Financing Activities

Our financing activities primarily consist of borrowing and repayment of long-term and short-term debt. Proceeds received from issuances of long-term debt and borrowings from our bank credit facilities totaled $340 million for the three months ended December 31, 2013. We did not increase our long-term debt in the three months ended December 31, 2014. We had repayments of short-term debt of $6 million for the three months ended December 31, 2014 and $6 million for the three months ended December 31, 2013.

Senior Notes
As of December 31, 2014, our Senior Notes have an aggregate principal amount of $650 million. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.

Revolving Credit Facility

As of December 31, 2014, we had $1.1 billion of outstanding borrowings and $5.9 million letters of credit issued under our senior secured revolving credit facility, which will mature May 2018 (the "Credit Facility"). Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. The Credit Facility is secured primarily by first preferred mortgages on nine of our active drilling units, as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. Our Credit Facility contains various financial covenants and as of December 31, 2014, we were in compliance with those covenants.

The following summarizes our availability under our Credit Facility at December 31, 2014 (in millions):

Commitment under Facility	$1,550
Borrowings under Facility	1,085
Letters of Credit Outstanding	6
Availability	$459

Dividends
Our board of directors has declared a cash dividend of $0.25 per share of common stock in September 2014. This dividend was paid on January 13, 2015 to shareholders of record on January 6, 2015. The declaration of future quarterly dividends is at the discretion of our board of directors and subject to our financial condition, results of operations, cash flows and other factors and restrictions under applicable law and our debt instruments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of September 30, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. As of December 31, 2014, other than payments made under our construction contracts, there were no other material changes to this disclosure regarding our commitments and contractual obligations.

FORWARD-LOOKING STATEMENTS

Statements included in this Form 10-Q regarding future financial performance, capital sources and results of operations and other statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements are those concerning strategic plans, expectations and objectives for future operations and performance. When used in this report, the words “believes,” “expects,” “anticipates,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may,” or similar expressions are intended to be among the statements that identify forward-looking statements.

Such statements are subject to numerous risks, uncertainties and assumptions that are beyond our ability to control, including, but not limited to:

•	prices of oil and natural gas and industry expectations about future prices;

•	market conditions and level of activity in the drilling industry and the global economy in general;

•	the level of capital expenditures by our customers;

•	the termination or renegotiation of contracts or payment delays by our customers;

•	the operational risks involved in drilling for oil and gas;

•	the highly competitive and volatile nature of our business;

•	our ability to enter into, and the terms of, future drilling contracts, including contracts for our newbuild units and for rigs whose contracts are expiring;

•	the impact of governmental or industry regulation, both in the United States and internationally;

•	the risks of and disruptions to international operations, including political instability and the impact of terrorist acts, acts of piracy, embargoes, war or other military operations;

•	our ability to obtain and retain qualified personnel to operate our vessels;

•	unplanned downtime and repairs on our rigs;

•	timely access to spare parts, equipment and personnel to maintain and service our fleet;

•	customer requirements for drilling capacity and customer drilling plans;

•	the adequacy of sources of liquidity for us and for our customers;

•	changes in tax laws, treaties and regulations;

•	the risks involved in the construction, upgrade, and repair of our drilling units; and

•	such other risks discussed in Item 1A. “Risk Factors” of our Form 10-K for the fiscal year ended September 30, 2014 and in our other reports filed with the Securities and Exchange Commission, or SEC.

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
Interest Rate Risk
The provisions of our Credit Facility provide for a variable interest rate cost on our $1.1 billion outstanding as of December 31, 2014. However, we have employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of December 31, 2014, in order to minimize unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, $835 million of our variable long-term debt outstanding as of December 31, 2014 is subject to changes in interest rates. A change of 10% in the interest rate on the floating rate debt would have an immaterial impact on our annual earnings or cash flows.
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
From time to time, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in currency exchange rates. In December 2013, we entered into foreign currency forward exchange contracts for a portion of our anticipated euro receipts associated with revenues earned on a drilling contract from December 2013 to November 2015. These forward contracts are designated as cash flow hedging instruments. Based on December 31, 2014 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect to our annual earnings or cash flows.
Market Risk
Our Senior Notes bear interest at a fixed interest rate. The fair value of our Senior Notes will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $658 million December 31, 2014, compared to the principal amount of $650 million. If prevailing market interest rates had been 10% lower at December 31, 2014, the change in fair value of our Senior Notes would not have a material effect to our annual earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of December 31, 2014, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 6. EXHIBITS

(a)	Exhibits

*4.1
First Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2014, by and among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, the Lenders party thereto and Nordea Bank Finland plc, London Branch, as Administrative Agent.

*10.1	Supplemental Agreement No. 1 dated 1 November 2014 to Drillship Contract dated 27 September 2012 by and between Alpha Admiral Company and Daewoo Shipbuilding & Marine Engineering Co., Ltd.

*10.2	Supplemental Agreement No. 1 dated 1 November 2014 to Drillship Contract dated 24 June 2013 by and between Alpha Archer Company and Daewoo Shipbuilding & Marine Engineering Co., Ltd.

†10.3	Form of First Amendment to Executive Change of Control Agreement (Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed January 2, 2015).

*†10.4	Second Revised Form of Notice of Performance Unit Grant - 2013 Long Term Incentive Plan.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*101	Interactive data files.

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC.
(Registrant)

Date:	February 5, 2015	/S/ MARK L. MEY
Mark L. Mey
Executive Vice President and Chief Financial Officer

Date:	February 5, 2015	/S/ MARK W. SMITH
Mark W. Smith
Vice President, Chief Accounting Officer and Controller