Form 10-Q
period 2015-03-31
ATWOOD OCEANICS INC
filed 2015-04-30
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 27, 2015, there were 64,645,000 shares of common stock, $1.00 par value per share, outstanding.

ATWOOD OCEANICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share amounts)	2015	2014	2015	2014
REVENUES:
Contract drilling	$338,621	$260,062	$675,382	$533,619
Revenues related to reimbursable expenses	11,766	13,035	26,731	24,184
Total revenues	350,387	273,097	702,113	557,803

COSTS AND EXPENSES:
Contract drilling	131,124	136,966	267,589	260,128
Reimbursable expenses	8,661	9,188	20,568	17,602
Depreciation	42,528	37,231	87,103	69,775
General and administrative	14,737	15,022	32,146	34,844
Asset impairment	—	—	60,777	—
(Gain) loss on sale of assets	5,529	(32,442)	15,335	(34,079)
Other, net	—	(1,602)	—	(1,602)
	202,579	164,363	483,518	346,668

OPERATING INCOME	147,808	108,734	218,595	211,135

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(12,847)	(11,502)	(28,351)	(19,713)
Interest income	15	51	72	121
	(12,832)	(11,451)	(28,279)	(19,592)

INCOME BEFORE INCOME TAXES	134,976	97,283	190,316	191,543
PROVISION FOR INCOME TAXES	12,307	23,983	21,429	34,846
NET INCOME	$122,669	$73,300	$168,887	$156,697

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$1.90	$1.14	$2.62	$2.44
Diluted	$1.89	$1.13	$2.60	$2.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,620	64,238	64,513	64,175
Diluted	65,048	65,031	65,031	65,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2015	2014	2015	2014
Net income	$122,669	$73,300	$168,887	$156,697
Other comprehensive gains (losses):
Derivative financial instruments:
Unrealized holding gains (losses)	1,892	(580)	2,957	(1,324)
Gains/(losses) reclassified to net income	(227)	539	(267)	921
Total other comprehensive income (loss)	1,665	(41)	2,690	(403)

Comprehensive income	$124,334	$73,259	$171,577	$156,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
Cash	$90,234	$80,080
Accounts receivable	226,695	242,684
Income tax receivable	9,864	6,260
Inventories of materials and supplies	134,415	132,368
Prepaid expenses, deferred costs and other current assets	28,069	36,415
Total current assets	489,277	497,807

Property and equipment, net	4,010,691	3,967,028

Other receivables	11,831	11,831
Deferred income taxes	166	589
Deferred costs and other assets	24,317	29,973
Total assets	$4,536,282	$4,507,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$106,150	$94,315
Accrued liabilities	20,194	19,158
Dividends payable	16,161	16,090
Short-term debt	—	11,885
Interest payable	8,424	8,099
Income tax payable	13,924	14,234
Deferred credits and other liabilities	4,145	3,596
Total current liabilities	168,998	167,377

Long-term debt	1,606,542	1,742,122
Deferred income taxes	822	783
Deferred credits	4,532	4,100
Other	37,439	37,322
Total long-term liabilities	1,649,335	1,784,327

Commitments and contingencies (Note 8)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 64,644 issued and outstanding at March 31, 2015 and 180,000 shares authorized and 64,362 shares issued and outstanding at September 30, 2014	64,644	64,362
Paid-in capital	208,264	201,464
Retained earnings	2,438,790	2,286,137
Accumulated other comprehensive income	6,251	3,561
Total shareholders' equity	2,717,949	2,555,524
Total liabilities and shareholders' equity	$4,536,282	$4,507,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Equity

September 30, 2014	64,362	$64,362	$201,464	$2,286,137	$3,561	$2,555,524

Net income	—	—	—	168,887	—	168,887
Other comprehensive income	—	—	—	—	2,690	2,690
Dividends declared	—	—	—	(16,234)	—	(16,234)
Vesting of restricted stock awards	222	222	(2,177)	—	—	(1,955)
Exercise of employee stock options	60	60	858	—	—	918
Stock option and restricted stock award compensation expense	—	—	8,119	—	—	8,119
March 31, 2015	64,644	$64,644	$208,264	$2,438,790	$6,251	$2,717,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$168,887	$156,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,103	69,775
Amortization	3,761	4,513
Provision for doubtful accounts and inventory obsolescence	160	1,539
Deferred income tax benefit	(3,512)	(649)
Share-based compensation expense	8,119	7,725
Asset impairment	60,777	—
(Gain) loss on sale of assets	15,335	(34,079)
Changes in assets and liabilities:
Accounts receivable	15,829	(39,559)
Income tax receivable	(3,604)	(1,543)
Inventories of materials and supplies	(17,110)	(8,097)
Prepaid expenses, deferred costs and other current assets	9,789	9,524
Deferred costs and other assets	(357)	(26,568)
Accounts payable	2,825	(8,617)
Accrued liabilities	(3,691)	(1,158)
Income tax payable	(310)	3,091
Deferred credits and other liabilities	5,747	34,910
Net cash provided by operating activities	349,748	167,504

Cash flows from investing activities:
Capital expenditures	(177,130)	(497,634)
Proceeds from sale of assets	2,524	57,517
Net cash used in investing activities	(174,606)	(440,117)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	340,000
Principal payments on long-term debt	(135,000)	(90,000)
Repayments on short-term debt, net	(11,885)	(8,071)
Dividends paid	(16,163)	—
Proceeds from exercise of stock options	1,186	1,651
Debt issuance costs paid	(3,126)	(102)
Net cash (used) provided by financing activities	(164,988)	243,478
Net increase (decrease) in cash and cash equivalents	10,154	(29,135)
Cash and cash equivalents, at beginning of period	80,080	88,770
Cash and cash equivalents, at end of period	$90,234	$59,635

Non-cash activities:
Increase in accounts payable and accrued liabilities related to capital expenditures	$3,020	$1,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of March 31, 2015 and for the three and six months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2014. Although these financial statements and related information have been prepared without audit and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2014. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to current year presentation.

Recently issued accounting pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to change the criteria for reporting discontinued operations while enhancing disclosures for discontinued operations, which changes the criteria and requires additional disclosures for reporting discontinued operations. The guidance is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We do not expect that our adoption of this guidance will have a material impact on our financial statements or disclosures in our financial statements.
In May 2014, the FASB issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB voted for a one-year deferral of the effective date of this new guidance. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
In June 2014, the FASB issued amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period. These targets are to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect that our adoption of this guidance will have a material impact on our financial statements or disclosures in our financial statements.
In January 2015, FASB issued new guidance intended to simplify the complexity of reporting and accounting for extraordinary items. In essence, this new guidance will eliminate the concept of extraordinary items altogether. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and early adoption is permitted. We do not expect that our adoption of this guidance will have a material impact on our financial statements or disclosures in our financial statements.
In April 2015, the FASB issued new guidance intended to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to outstanding debt be netted against that liability in the balance sheet, consistent with the treatment of debt discounts. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three and six months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended			Six Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
March 31, 2015
Basic earnings per share	$122,669	64,620	$1.90	$168,887	64,513	$2.62
Effect of dilutive securities:
Stock options	—	64	—	—	80	—
Restricted stock and performance units	—	364	(0.01)	—	438	(0.02)
Diluted earnings per share	$122,669	65,048	$1.89	$168,887	65,031	$2.60
March 31, 2014
Basic earnings per share	$73,300	64,238	1.14	156,697	64,175	$2.44
Effect of dilutive securities:
Stock options	—	227	—	—	267	(0.01)
Restricted stock and performance units	—	566	(0.01)	—	586	(0.02)
Diluted earnings per share	$73,300	65,031	$1.13	$156,697	65,028	$2.41

For the purpose of calculating diluted earnings per share for the three and six months ended March 31, 2015, there were approximately 1,127,000 and 864,000 anti-dilutive securities, respectively and for the three and six months ended March 31, 2014, there were 252,000 anti-dilutive securities.

NOTE 3—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	March 31, 2015	September 30, 2014
Drilling vessels and equipment	$4,026,004	$4,181,774
Construction work in progress	471,046	319,548
Drill pipe	42,576	31,265
Office equipment and other	36,035	35,566
Total cost	4,575,661	4,568,153
Less: Accumulated depreciation	(564,970)	(601,125)
Property and equipment, net	$4,010,691	$3,967,028

Asset Impairment

The Atwood Hunter completed the contract it was working under in December 2014 and since that date we have been unable to obtain additional work for this rig. Based on the lack of contracting opportunities and the further deterioration of commodity prices, in January 2015 we determined that it was not likely that additional work would be obtained in the foreseeable future. Therefore we made the decision to scrap the rig and the Atwood Hunter and its materials and supplies were written down to their salvage value. We recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share), which is included in Asset Impairment on the Condensed Consolidated Statement of Operations for the six months ended March 31, 2015. This impairment charge includes write-downs of property and equipment of $48.0 million and write-downs of our inventory of materials and supplies that was specific to the Atwood Hunter of $8.4 million.

Sale of Assets

During February 2015, we entered into an agreement for the sale and recycling of the Atwood Hunter for a sale price of approximately $2.9 million. Upon the agreement becoming effective, we received $1.8 million as a deposit. We anticipate the closing to occur in the quarter ending September 30, 2015. We recorded a loss of approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share), which is included in (Gain) Loss on Sale of Assets on the Condensed Consolidated Statement of Operations for the six months ended March 31, 2015.

During December 2014, we completed the sale of our rig, the Atwood Southern Cross, for recycling. We received $2.1 million in proceeds and incurred related costs of $2.0 million. We recorded a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share), which is included in (Gain) Loss on Sale of Assets on the Condensed Consolidated Statement of Operations for the six months ended March 31, 2015.

Construction Projects

As of March 31, 2015, we had expended approximately $432 million towards our two ultra-deepwater drillships under construction at the Daewoo Shipbuilding and Marine Engineering Co., Ltd. ("DSME") yard in South Korea. Remaining firm commitments for these two drillships under construction totaled approximately $704 million at March 31, 2015.

On October 31, 2014, we entered into Supplemental Agreements ("Supplemental Agreement No. 1") to the construction contracts for our two ultra-deepwater drillships which postponed their delivery by six months each. The Atwood Admiral was rescheduled for delivery on September 30, 2015 and the Atwood Archer was rescheduled for delivery on June 30, 2016. In consideration of the agreement by DSME to postpone deliveries, we agreed to accelerate the payment of a portion of the milestone payments on each rig as follows: $50 million on each rig was paid on November 30, 2014 and $25 million on each rig is payable on June 30, 2015. In addition, each rig’s final milestone payment amount will be increased by the aggregate financing cost on these payments using an interest rate of 3.5% per annum.

On February 6, 2015, we entered into additional Supplemental Agreements (“Supplemental Agreement No. 2”), which gave us the option to postpone the delivery of each of these two drillships by two further periods of six months each. On March 30, 2015, we exercised our first six-month option ("Option No. 1") to delay the delivery of the Atwood Admiral to March 31, 2016. In consideration, we agreed to accelerate the payment of a portion of the remaining milestone payments on the Atwood Admiral as follows: $150 million on September 30, 2015 and $146 million payable on March 31, 2016. If we elect to exercise Option No. 1 on the Atwood Archer and Option No. 2 on either of the two rigs, milestone payments will also be further accelerated. Additionally, any of the extensions of the delivery dates will cause us to incur additional operating costs.

The expected delivery dates of the Atwood Admiral and Atwood Archer are as follows:

	Atwood Admiral		Atwood Archer
	Expected Delivery	Status	Expected Delivery	Status
Prior to supplemental agreements	3/31/2015		12/31/2015
Supplemental Agreement No. 1:	9/30/2015	Exercised	6/30/2016	Exercised
Supplemental Agreement No. 2:
Option No. 1	3/31/2016	Exercised	12/31/2016	Unexercised
Option No. 2	9/30/2016	Unexercised	6/30/2017	Unexercised

As of March 31, 2015, expected payments for the Atwood Admiral and Atwood Archer as impacted by Supplemental Agreement No. 1 and Supplemental Agreement No. 2 are as follows:

(In millions)	Date	Atwood Admiral	Atwood Archer
Milestone	6/30/2015	$25	$25
Milestone	9/30/2015	150
Final payment	3/31/2016	146
Final payment	6/30/2016		358
Total		$321	$383

NOTE 4—DEBT

A summary of long-term debt is as follows:

(In thousands)	March 31, 2015	September 30, 2014
6.5% Senior Notes due 2020 ("Senior Notes")	$656,542	$657,122
Revolving Credit Facility	950,000	1,085,000
Total long-term debt	$1,606,542	$1,742,122

Senior Notes
As of March 31, 2015, our Senior Notes had an aggregate principal amount of $650 million. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries. We received a premium of $8.5 million as part of the net proceeds for the Senior Notes issued. This premium is being amortized over the life of our Senior Notes.

Revolving Credit Facility

On March 5, 2015, we entered into an amendment to our senior secured credit facility (the "Credit Facility"), which, among other things, (i) extended the maturity with respect to $1.175 billion of the total $1.55 billion of commitments under the Credit Facility to May 2019 and (ii) amended the maximum leverage ratio upwards to 4.50:1.00 through December 31, 2017, after which period the maximum leverage ratio will revert back to 4.00:1.00 through maturity. The amendment also permits those lenders who did not extend the maturity to do so at a later date. In April 2015, an additional $70 million of commitments were extended. The remaining non-extended commitments of approximately $300 million mature in May 2018.

As of March 31, 2015, we had $950 million of outstanding borrowings and $6.7 million of letters of credit issued under the Credit Facility. As of March 31, 2015, we had approximately $593 million available for borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Obligations under the Credit Facility are secured primarily by first preferred mortgages on nine of our drilling units as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. Our Credit Facility contains various financial covenants. At March 31, 2015, we were in compliance with those covenants.

The weighted-average effective interest rate on our revolving Credit Facility was approximately 2.3% per annum at March 31, 2015. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of premiums or discount. Interest capitalized for the three and six months ended March 31, 2015 was approximately $4 million and $9 million, respectively. Interest capitalized for the three and six months ended March 31, 2014 was approximately $6 million and $16 million, respectively.

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

Senior Notes – The carrying value of our Senior Notes, net of unamortized premium is $657 million ($650 million principal amount) while the fair value of our Senior Notes was $621 million at March 31, 2015. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this as a Level 2 fair value measurement as valuation inputs for fair value measurements are quoted market prices at March 31, 2015 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

Credit Facility - Our Credit Facility is variable-rate and the carrying value of our variable-rate debt approximates fair value because such debt bears short-term, market-based interest rates. We have classified the fair value measurement of this instrument as Level 2 as valuation inputs for purposes of determining our fair value disclosure are readily available published Eurodollar rates.

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

The following table sets forth the estimated fair value of our derivative financial instruments at March 31, 2015 and September 30, 2014, which are measured and recorded at fair value on a recurring basis:

		March 31,	September 30,
(In thousands)	Balance Sheet Classification	2015	2014
Derivative assets designated as hedges:
Short-term foreign currency forwards	Prepaid expenses, deferred costs and other current assets	$8,653	$3,930
Long-term foreign currency forwards	Deferred costs and other assets	—	1,125
Long-term interest rate swaps	Deferred costs and other assets	—	275
Derivative liabilities designated as hedges:
Short-term interest rate swaps	Accrued liabilities	(647)	(838)
Total derivative contracts, net		$8,006	$4,492

NOTE 6—SHARE-BASED COMPENSATION
A summary of our share-based compensation expense during the six months ended March 31, 2015 and 2014 is as follows:

	Six Months Ended March 31,
(In thousands, except average service periods)	2015	2014
Share-based compensation recognized	$8,119	$7,725
Unrecognized compensation cost, net of estimated forfeitures	26,310	26,509
Remaining weighted-average service period (years)	2.0	2.0

Restricted Stock Units

A summary of our restricted stock activity for the six months ended March 31, 2015 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested at October 1, 2014	622	$47.62
Granted	342	37.22
Vested	(199)	41.99
Forfeited	(12)	47.13
Unvested at March 31, 2015	753	44.24

Performance Units
During the six months ended March 31, 2015, we granted to certain employees share-based awards that are subject to market-based performance conditions ("performance units"). The grant date fair value of these performance units was determined through use of the Monte Carlo simulation method. A summary of performance unit stock activity for the six months ended March 31, 2015 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested at October 1, 2014	264	$45.87
Granted	133	37.08
Vested	(98)	40.28
Forfeited	—	—
Unvested at March 31, 2015	299	43.80

Stock Options

A summary of stock option activity for the six months ended March 31, 2015 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2014	833	$33.52
Granted	—	—
Exercised	(60)	15.30		$1,113
Forfeited	(2)	41.60
Expired	(8)	12.31
Outstanding at March 31, 2015	763	35.15	4.9	1,505
Exercisable at March 31, 2015	704	34.61	4.7	1,505

NOTE 7— INCOME TAXES

Our consolidated effective income tax rate for the three and six months ended March 31, 2015 was approximately 9% and 11%, respectively, as compared to 25% and 18% for the three and six months ended March 31, 2014. The effective tax rate for the three and six months ended March 31, 2015 was lower than the rate for the three and six months ended March 31, 2014 primarily due to discrete items recognized during the period ended March 31, 2014 related to the sale of the Atwood Vicksburg. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At March 31, 2015, we had approximately $14.8 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $3.5 million, which are included in Other long-term liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All $14.8 million of the net uncertain tax liabilities would affect the effective tax rate if realized.

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

As of March 31, 2015, we had paid to the Indian government $10.5 million in service taxes and have accrued $1.3 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.8 million relating to service taxes. We recorded a corresponding $11.8 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as a receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three and six months ended March 31, 2015 and 2014 included with this report and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and elsewhere in this report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at March 31, 2015, and our results of operations for the three and six months ended March 31, 2015 and 2014. Financial and operating results for the three and six months ended March 31, 2015, include:

•
Operating revenues totaling $350 million on 989 operating days and $702 million on 2,012 operating days for the three and six months ended March 31, 2015, respectively, as compared to operating revenues of $273 million on 911 operating days and $558 million on 1,920 operating days for the three and six months ended March 31, 2014, respectively;

•
Net income of $123 million and $169 million for the three and six months March 31, 2015, respectively, as compared to net income of $73 million and $157 million for the three months and six months ended March 31, 2014, respectively;

•
Capital expenditures of $28 million and $177 million for the three and six months ended March 31, 2015, respectively, as compared to capital expenditures of $35 million and $498 million for the three months and six months ended March 31, 2014, respectively; and

•	Increase in cash on hand of $10 million for the six months period then ended March 31, 2015.

MARKET OUTLOOK
Industry Conditions
The level of activity in the offshore drilling industry, which affects the sector’s profitability, is cyclical and highly dependent on the capital expenditure spending patterns of exploration and production (“E&P”) companies. E&P company capital expenditure budgets are influenced by the price of oil and gas and expectations about future price, company-specific cash flow levels, historical project returns and other capital allocation strategies. After a multi-year increase in E&P spending on drilling programs, we are in the midst of a significant slowdown in E&P spending. Since July 2014, oil prices have dropped by more than 50% with Brent recently trading around $60 per barrel in April 2015. The response by E&P companies to the lower oil price environment has resulted in a decrease in capital budgets and a delay or cancellation of previously anticipated floater-based drilling programs, leading to a material reduction in new drilling contract awards for drilling rigs. All indications are for E&P companies to maintain the current reduced pace of capital expenditure spend throughout 2015. Further decreases in oil prices, or anticipated decreases in oil prices, may lead to further reductions in capital expenditures by E&P companies on drilling programs, which in turn could materially and adversely affect our financial position, results of operations or cash flows. See "Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices" under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
The supply and demand balance between floating drilling rigs and suitable drilling contracts is being further affected as drilling companies continue to take delivery of newer, more capable floaters which were ordered earlier in the cycle. As a result, a lower percentage of marketed floaters are being re-contracted, especially among the older, less capable floaters, and lower day rates are being contracted across all floater classes. Customers continue to prefer newer, high specification floaters over the older, less capable rigs, especially for drilling programs with a high degree of technical complexity or which are conducted in more remote geological basins. This bifurcation of utilization and day rates across different generations of floaters has been especially detrimental to the older, less capable floaters resulting in these older rigs being idled or scrapped. Similar to the floater market, the jackup market is also experiencing an unfavorable supply and demand imbalance due to the reduced E&P capital spend and the delivery of additional newbuild jackups from shipyards. Certain markets, especially Southeast Asia, India and the Middle East, which are closer to the shipyards constructing the majority of newbuild jackups, are particularly susceptible to oversupply and to lower utilization and day rates. While high specification jackup rigs continue to experience higher levels of utilization and day rates than less capable jackup rigs, the risk of further market weakness created by the supply and demand imbalance is expected to continue through at least 2015 given the high number of newbuild jackups scheduled for delivery during this period.

The sharp reduction in oil prices and the resulting reduction in the cash flow generation by E&P companies have led to a developing trend of contract cancellations and renegotiations as demand for rigs and market day rates decrease. For example, in April 2015, we entered into an amendment to the Atwood Osprey drilling contract reducing the contractual maturity date by one year. Some of our contracts with customers may be cancelable at the option of the customer upon payment of a termination fee which may not fully compensate us for the loss of the contract and may result in a rig being idle for an extended period of time. In addition, some of our customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. Further deterioration in cash flow generation by E&P companies may accelerate these trends. If our customers seek to cancel or renegotiate our significant contracts and we are unable to negotiate favorable terms or secure new contracts on substantially similar terms, or at all, our revenues and profitability could be materially reduced.
Ultra-deepwater and Deepwater Rig Markets
Industry-wide, the percentage of marketed ultra-deepwater rigs under contract increased to 93%, while the percentage of marketed deepwater rigs under contract increased to 87%. These increases in the percentage of marketed rigs under contract are supply driven and primarily due to drilling companies cold-stacking or scrapping six ultra-deepwater and ten deepwater rigs.
As of April 20, 2015, 63 ultra-deepwater floaters were under construction with scheduled deliveries through January 2020. Forty-one of these newbuild ultra-deepwater floaters were contracted, including 29 under long-term contracts with Petrobras that are primarily being constructed in shipyards located in Brazil. Several drilling contractors, including the Company, have proactively delayed delivery of their rigs under construction resulting in the number of ultra-deepwater rig deliveries peaking in 2016 with 23 scheduled to be delivered that calendar year. Fifteen ultra-deepwater rigs are scheduled for delivery during the remainder of 2015, and an additional 25 units are scheduled for delivery in 2017 and beyond.
The number of idle rigs being cold-stacked and scrapped has increased sharply since the beginning of the year. Prior to 2015, cold-stacking was generally limited to older, less capable deepwater and mid-water rigs; however, six ultra-deepwater rigs have recently been announced as being targeted for cold-stacking and will no longer be actively marketed for the foreseeable future.
Our Ultra-deepwater Rigs and Deepwater Rigs
The Atwood Achiever, a dynamically positioned, ultra-deepwater drillship, is operating offshore Northwest Africa and is contracted through approximately November 2017. The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, is operating in the U.S. Gulf of Mexico and is contracted through April 2017.
The Atwood Condor, a dynamically-positioned, ultra-deepwater semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through November 2016. The Atwood Osprey, an ultra-deepwater semisubmersible, is operating offshore Australia. On March 12, 2015, the Atwood Osprey parted several mooring lines and drifted approximately three nautical miles from its original position during Cyclone Olwyn, which impacted the northwest coast of Australia. The duration of the force majeure event and resultant repairs necessitated by the damage incurred from the cyclone have triggered termination rights in relation to which the parties entered into an amendment to the Atwood Osprey drilling contract on April 17, 2015, reducing the contractual maturity date by one year. As a result, the Atwood Osprey is now contracted through May 2016. Contractual rates remain unchanged. It is expected that repairs for damage sustained by the rig and required regulatory approvals will be completed by mid-May 2015.
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

The Atwood Admiral and Atwood Archer were scheduled to be delivered in March 2015 and December 2015, respectively. Due to lack of suitable drilling programs, we have not secured the initial drilling contracts for these rigs. As a result, in October 2014, we entered into amendments to our construction contracts with DSME to delay the delivery of these two rigs by six months each to September 30, 2015 and June 30, 2016, respectively. On February 6, 2015, we entered into additional amendments which provided us the option to further delay delivery of the Atwood Admiral and Atwood Archer by two further periods of six months each. On March 30, 2015, we exercised the first option to further delay delivery of the Atwood Admiral to March 31, 2016. We are unable to provide any assurance that we will be able to obtain drilling contracts for these rigs prior to their delivery. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further details of the impact of these amendments.
Jackup Rig Market
Bifurcation in day rates and utilization between high specification jackups and standard jackups continues to characterize contracting activity in the jackup market. We expect this bifurcation trend to become more pronounced in the future. As a result of newbuild jackup construction programs initiated in 2005 and continuing through 2014, the jackup supply continues to increase. As of April 20, 2015, there were 123 newbuild jackup rigs under construction. Of the 56 scheduled for delivery in 2015, only one of these was contracted as of April 20, 2015. The remaining 67 rigs are scheduled for delivery in 2016, 2017 and 2018. This increase in the marketed supply of jackups, most of which are high specification, is expected to exceed customer demand leading to lower day rates for jackup rigs of all classes in the future.
The percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract was approximately 88% as compared to 84% for the remainder of the global jackup fleet. Despite the expected increase in global jackup supply due to the continued delivery of high specification newbuild rigs through the end of 2017, we expect demand for high specification jackup rigs to remain elevated as operators continue to prefer contracting newer, more capable rigs for their drilling programs.
The number of idle rigs being cold-stacked and scrapped has increased sharply since August of 2014. Three high specification jackups have been cold-stacked. In addition, 21 standard jackups have been either cold-stacked or scrapped.

Our High Specification Jackup Rigs
The Atwood Mako, a 400-foot water depth Pacific Class jackup, was operating offshore Malaysia through March 2015. Thereafter, the rig is scheduled to begin a 70 day program offshore Vietnam through July 2015. The Atwood Manta and the Atwood Orca, both 400-foot water depth Pacific Class jackups, are operating offshore Thailand and are contracted through December 2015 and February 2016, respectively.
The Atwood Aurora, a 350-foot water depth jackup, is operating offshore West Africa and is contracted through September 2016. The Atwood Beacon, a 400-foot water depth jackup, is operating in the Mediterranean Sea and is contracted into January 2016.
Idled Rigs
During December 2014, we completed the sale of our mid-water floater semisubmersible, the Atwood Southern Cross. The Atwood Hunter, a deepwater semisubmersible, was idled in December 2014 and in January 2015, we made the decision to scrap and recycle the rig. On February 26, 2015 we entered into an agreement to sell the Atwood Hunter for recycling.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at March 31, 2015 was approximately $2.2 billion, representing a 35% decrease compared to our contract backlog of $3.4 billion at March 31, 2014. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The following tables set forth the amount of our contract drilling revenue backlog and the percentage of available operating days committed for our actively-marketed drilling units for the periods indicated as of March 31, 2015. These tables exclude the Atwood Hunter, which was idled in December 2014. The tables below and our backlog at March 31, 2015 give effect to the April 2015 contract amendment with respect to the Atwood Osprey. See "Our Ultra-deepwater Rigs and Deepwater Rigs" above.

Contract Drilling Revenue Backlog	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Total
(In millions)
Ultra-deepwater	$417	$747	$348	$22	$—	$1,534
Deepwater	163	224	—	—	—	387
Jackups	137	103	—	—	—	240
Total	$717	$1,074	$348	$22	$—	$2,161

Percentage of Available Operating Days Committed	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
Ultra-deepwater	100%	69%	27%	2%	—%
Deepwater	100%	68%	—%	—%	—%
Jackups	91%	34%	—%	—%	—%
Total	96%	55%	12%	1%	—%

RESULTS OF OPERATIONS

Revenues—Revenues for the three and six months ended March 31, 2015 increased approximately $77 million, or 28%, and $144 million, or 26%, respectively, compared to the three and six months ended March 31, 2014. A comparative analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2015	2014	Variance	2015	2014	Variance
Ultra-Deepwater	$183	$120	$63	$350	$207	$143
Deepwater	82	64	18	181	172	9
Jackups	73	76	(3)	145	155	(10)
Reimbursable	12	13	(1)	26	24	2
	$350	$273	$77	$702	$558	$144

Our ultra-deepwater fleet realized average revenues of $510,000 per day on 360 operating days, as compared to $445,000 per day on 270 operating days for the three months ended March 31, 2015 and 2014, respectively. The ultra-deepwater fleet realized average revenues of $495,000 per day on 708 operating days, as compared to $440,000 per day on 473 operating days for the six months ended March 31, 2015 and 2014, respectively. The increase in operating days and average revenue per operating day for the three and six months ended March 31, 2015, is largely due to the Atwood Advantage and Atwood Achiever, our "A-Class" ultra-deepwater drillships, being delivered and commencing mobilization to the U.S. Gulf of Mexico and Northwest Africa in December 2013 and September 2014, respectively, under their initial drilling contracts.

Our deepwater fleet realized average revenues of $460,000 per day on 180 operating days as compared to $350,000 per day on 180 operating days for the three months ended March 31, 2015 and 2014, respectively. The deepwater fleet realized average revenues of $420,000 per day on 429 operating days as compared to $395,000 per day on 433 operating days for the six months ended March 31, 2015 and 2014, respectively. The increase in average revenue per operating day for the three and six months ended March 31, 2015, compared to the same period in fiscal 2014, is primarily due to two of our deepwater semisubmersibles, the Atwood Eagle and the Atwood Falcon incurring downtime for equipment repairs during the second quarter of fiscal year 2014. The increase in average revenue per operating day was also due to higher average day rates realized by the Atwood Eagle and Atwood Falcon in fiscal 2015.

Our jackup fleet realized average revenues of $160,000 per day on 449 operating days as, compared to $165,000 per day on 461 operating days for the three months ended March 31, 2015 and 2014, respectively. The jackup fleet realized average revenues of $165,000 per operating day on 875 operating days, as compared to $150,000 per operating day on 1,013 operating days for the six months ended March 31, 2015 and 2014, respectively. The decrease in operating days for the three and six months ended March 31, 2015 is primarily due to the sale of the Vicksburg in January 2014 and the Atwood Mako remaining idle subsequent to rolling off contract in November 2014 and commencing its next contract in January 2015. Overall, the jackup fleet realized higher average revenue per operating day for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014 due primarily to higher average day rates realized by our high specification jackup, the Atwood Aurora, partially offset by the sale of the Vicksburg.

Reimbursable revenues are primarily driven by our clients' requests for equipment, fuel, services and/or personnel that are not included in the contractual operating day rate. Thus, these revenues vary depending on the timing of the clients' requests and the work performed. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.

Contract Drilling Costs—Contract Drilling costs decreased approximately $6 million, or 4% for the three months ended March 31, 2015 and increased approximately $10 million, or 4%, for the six months ended March 31, 2015 compared to the three and six months ended March 31, 2014. An analysis of contract drilling costs by rig category is as follows:

	CONTRACT DRILLING COSTS
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2015	2014	Variance	2015	2014	Variance
Ultra-Deepwater	$68	$46	$(22)	$131	$81	$(50)
Deepwater	32	57	25	73	105	32
Jackups	30	33	3	61	70	9
Reimbursable	9	9	—	21	18	(3)
Other	1	1	—	2	4	2
	$140	$146	$6	$288	$278	$(10)

Ultra-deepwater drilling costs increased for the three and six months ended March 31, 2015, as compared to the three and six months ended March 31, 2014. Average drilling costs per calendar day for our ultra-deepwater rigs increased from approximately $170,000 for both the three and six months ended March 31, 2014, to approximately $190,000 and $180,000 for the three and six months ended March 31, 2015, primarily as a result of the addition of the Atwood Achiever and Atwood Advantage to our fleet.

Deepwater drilling costs decreased for the three and six months ended March 31, 2015, as compared to the three and six months ended March 31, 2014. Average drilling costs per calendar day for our deepwater rigs decreased from approximately $210,000 and $190,000 for the three and six months ended March 31, 2014, to approximately $180,000 and $160,000 for the three and six months ended March 31, 2015, mainly due to the Atwood Hunter undergoing its regulatory and maintenance project in second quarter of fiscal year 2014.

Jackup drilling costs decreased for the three and six months ended March 31, 2015, as compared to the three and six months ended March 31, 2014, primarily due to the sale of the Vicksburg in January 2014 and due to costs incurred by the Atwood Beacon to prepare the rig to start on its current contract in Italy in fiscal year 2014. The average drilling cost per calendar day decreased to approximately $65,000 for the three and six months ended March 31, 2015, from approximately $70,000 for the three and six months ended March 31, 2014.

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

Depreciation—Depreciation expense for the three and six months ended March 31, 2015, increased approximately $5 million, or 14%, and $17 million, or 25%, respectively, compared to the three and six months ended March 31, 2014. A comparative analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2015	2014	Variance	2015	2014	Variance
Ultra-Deepwater	$28	$21	$(7)	$56	$38	$(18)
Deepwater	3	5	2	10	11	1
Jackups	9	10	1	18	19	1
Other	2	1	(1)	3	2	(1)
	$42	$37	$(5)	$87	$70	$(17)

Ultra-deepwater depreciation increased by $7 million and $18 million for the three and six months ended March 31, 2015, as compared to the three and six months ended March 31, 2014, respectively, due to the delivery of the Atwood Advantage and Atwood Achiever, which were placed into service in December 2013 and September 2014, respectively.

Asset Impairment—During the six months ended March 31, 2015, we recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share) to write the Atwood Hunter and its materials and supplies down to its salvage value. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

General and Administrative—For the three months ended March 31, 2015, general and administrative expenses decreased by approximately $0.3 million to $14.7 million, as compared to $15 million for the three months ended March 31, 2014. For the six months ended March 31, 2015, general and administrative expenses decreased by approximately $3 million to $32 million, as compared to $35 million for the six months ended March 31, 2014. These decreases were primarily due to lower contract labor costs, professional fees, recruiting costs and rental and lease fees for the three and six months ended March 31, 2015, as compared to the three and six months ended March 31, 2014.

Loss on sale of equipment— Our loss on sale of equipment of approximately $15.3 million for the six months ended March 31, 2015 includes $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) due to the sale of the Atwood Southern Cross and approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share) is due to the sale of the Atwood Hunter.

Interest Expense, net of capitalized interest—For the three months ended March 31, 2015, interest expense, net of capitalized interest, increased by approximately $1 million to $13 million, as compared to $12 million for the three months ended March 31, 2014. For the six months ended March 31, 2015, interest expense, net of capitalized interest, increased by approximately $9 million to $28.4 million, as compared to $19.7 million for the six months ended March 31, 2014. These increases were primarily due to lower capitalized interest in the six months ended March 31, 2015 as a result of fewer rigs under construction, as compared to the six months ended March 31, 2014.

Income Taxes—Our consolidated effective income tax rate for the three and six months ended March 31, 2015 was approximately 9% and 11%, respectively, as compared to 25% and 18% for the three and six months ended March 31, 2014. The effective tax rate for the three and six months ended March 31, 2015 was lower than the rate for the three and six months ended March 31, 2014, primarily due to discrete items recognized during the period ended March 31, 2014. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations and borrowings under our revolving credit facility. In addition, we may seek to access the capital markets. Our ability to access the capital markets depends on a number of factors, including our credit rating, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.
At March 31, 2015, we had $90 million in cash on hand. At any time, we may require a significant portion of our cash on hand for working capital and other purposes.  During the six months ended March 31, 2015, we relied principally on our cash flows from operations, cash on hand and borrowings under our Credit Facility to meet liquidity needs and fund our cash requirements including our capital expenditures of $177 million. To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Cash Flows

	Six Months Ended March 31,
(In millions)	2015	2014
Net cash provided by operating activities	$349,748	$167,504
Net cash used in investing activities	(174,606)	(440,117)
Net cash (used in) provided by financing activities	(164,988)	243,478

Working capital decreased from $330 million as of September 30, 2014 to $320 million as of March 31, 2015. Net cash from operating activities for the six months ended March 31, 2015 was $350 million, as compared to $168 million for the six months ended March 31, 2014.

Investing Activities
Capital Expenditures
Our investing activities are primarily related to capital expenditures for property and equipment. Our capital expenditures, including maintenance capital expenditures, for the six months ended March 31, 2015 totaled $177 million. Our capital expenditures for the six months ended March 31, 2014 totaled $498 million. As of March 31, 2015, we have expended approximately $432 million on our drilling units under construction. We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our revolving credit facility. The expected remaining costs including firm commitments, project management, capitalized interest, drilling tools, handling tools and spares for our drilling units under construction for fiscal years ended September 30, 2015 and 2016 are as follows (in millions):

Remainder 2015	$235
2016	565
Total	$800
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
Sale of assets
During February 2015, we entered into an agreement for the sale and recycling of the Atwood Hunter for a sale price of approximately $2.9 million. Upon the agreement becoming effective, we received $1.8 million as a deposit. We anticipate the closing to occur in the quarter ended September 30, 2015.

During December 2014, we completed the sale of our rig, the Atwood Southern Cross for recycling. We received $2.1 million in proceeds and incurred related costs of $2.0 million. We recorded a loss of approximately $8.0 million.

Financing Activities

Our financing activities primarily consist of borrowing and repayment of long-term and short-term debt. Proceeds received from issuances of long-term debt and borrowings from our bank credit facilities totaled $340 million for the six months ended March 31, 2014. We made principal payments on long-term debt of $135 million and $90 million for the six months ended March 31, 2015 and 2014, respectively. We made repayments on short-term debt of $12 million for the six months ended March 31, 2015 and $8 million for the six months ended March 31, 2014.

Senior Notes
As of March 31, 2015, our Senior Notes have an aggregate principal amount of $650 million. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.

Revolving Credit Facility

On March 5, 2015, we entered into an amendment to our senior secured credit facility (the "Credit Facility"), which, among other things, (i) extended the maturity with respect to $1.175 billion of the total $1.55 billion of commitments under the Credit Facility to May 2019 and (ii) amended the maximum leverage ratio upwards to 4.50:1.00 through December 31, 2017, after which period the maximum leverage ratio will revert back to 4.00:1.00 through maturity. The amendment also permits lenders holding commitments the maturity of which was not extended to, after the date of the amendment, extend the maturity with respect to all of such lender’s commitments to May 2019. In April 2015, an additional $70 million of commitments were extended. The remaining non-extended commitments of approximately $300 million mature in May 2018.

As of March 31, 2015, we had $950 million of outstanding borrowings and $6.7 million of letters of credit issued under the Credit Facility. As of March 31, 2015, we had approximately $593 million available for borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Obligations under the Credit Facility are secured primarily by first preferred mortgages on nine of our drilling units as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. Our Credit Facility contains various financial covenants. At March 31, 2015, we were in compliance with those covenants.

The following summarizes our availability under our Credit Facility at March 31, 2015 (in millions):

Commitment under Facility	$1,550
Borrowings under Facility	950
Letters of Credit Outstanding	7
Availability	$593

Dividends

Our board of directors declared a cash dividend of $0.25 per share of common stock in February 2015. This dividend was paid on April 9, 2015 to shareholders of record on April 2, 2015. Our board of directors declared a cash dividend of $0.25 per share of common stock in September 2014. This dividend was paid on January 13, 2015 to shareholders of record on January 6, 2015. The declaration and amount of future quarterly dividends is at the discretion of our board of directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our board of directors deems relevant. In addition, our ability to pay dividends is limited by the agreements governing our indebtedness and may also be further limited by future agreements governing our indebtedness. In the future, the amount per share of our dividend payments may change, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of September 30, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. As of March 31, 2015, other than payments made under our construction contracts and repayments under out Credit Facility, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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

Interest Rate Risk
The provisions of our Credit Facility provide for a variable interest rate cost on our $950 million outstanding as of March 31, 2015. However, we have employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of March 31, 2015, in order to minimize unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, $700 million of our variable long-term debt outstanding as of March 31, 2015, is subject to changes in interest rates. A change of 10% in the interest rate on the floating rate debt would not have a material effect on our annual earnings or cash flows.
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
From time to time, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in currency exchange rates. In December 2013, we entered into foreign currency forward exchange contracts for a portion of our anticipated euro receipts associated with revenues earned on a drilling contract from December 2013 to November 2015. These forward contracts are designated as cash flow hedging instruments. Based on March 31, 2015 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect to our annual earnings or cash flows.
Market Risk
Our Senior Notes bear interest at a fixed interest rate. The fair value of our Senior Notes will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $621 million March 31, 2015, compared to the principal amount of $650 million. If prevailing market interest rates had been 10% lower at March 31, 2015, the change in fair value of our Senior Notes would not have a material effect to our annual earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of March 31, 2015, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 6. EXHIBITS

(a)	Exhibits

4.1
Second Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2015, by and among Atwood Oceanics, Inc., Atwood Oceanics Worldwide Limited, the lenders and the issuing lender party thereto and Nordea Bank AB, London Branch, as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed March 6, 2015).

†10.1	Form of First Amendment to Executive Change of Control Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed January 2, 2015).

*10.2	Supplemental Agreement No. 2 dated 6 February 2015 to Drillship Contract dated 27 September 2012 by and between Alpha Admiral Company and Daewoo Shipbuilding & Marine Engineering Co., Ltd.

*10.3	Supplemental Agreement No. 2 dated 6 February 2015 to Drillship Contract dated 24 June 2013 by and between Alpha Archer Company and Daewoo Shipbuilding & Marine Engineering Co., Ltd.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*101	Interactive data files.

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC.
(Registrant)

Date:	April 30, 2015	/S/ MARK L. MEY
Mark L. Mey
Executive Vice President and Chief Financial Officer

Date:	April 30, 2015	/S/ MARK W. SMITH
Mark W. Smith
Vice President, Chief Accounting Officer and Controller