Form 10-Q
period 2015-06-30
ATWOOD OCEANICS INC
filed 2015-07-30
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 27, 2015, there were 64,653,000 shares of common stock, $1.00 par value per share, outstanding.

ATWOOD OCEANICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
REVENUES:
Contract drilling	$317,531	$264,925	$992,913	$798,544
Revenues related to reimbursable expenses	13,031	27,852	39,762	52,036
Total revenues	330,562	292,777	1,032,675	850,580

COSTS AND EXPENSES:
Contract drilling	134,258	128,586	401,847	388,715
Reimbursable expenses	9,066	23,493	29,634	41,095
Depreciation	42,534	37,601	129,637	107,376
General and administrative	10,473	12,844	42,619	47,688
Asset impairment	—	—	60,777	—
(Gain) loss on sale of assets	27	7	15,362	(34,072)
Other, net	—	(212)	—	(1,815)
	196,358	202,319	679,876	548,987

OPERATING INCOME	134,204	90,458	352,799	301,593

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(11,677)	(11,219)	(40,028)	(30,932)
Interest income	12	126	84	247
	(11,665)	(11,093)	(39,944)	(30,685)

INCOME BEFORE INCOME TAXES	122,539	79,365	312,855	270,908
PROVISION FOR INCOME TAXES	9,547	7,440	30,976	42,286
NET INCOME	$112,992	$71,925	$281,879	$228,622

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$1.75	$1.12	$4.37	$3.56
Diluted	$1.73	$1.11	$4.33	$3.52
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,649	64,309	64,557	64,204
Diluted	65,130	65,060	65,063	65,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$112,992	$71,925	$281,879	$228,622
Other comprehensive gains (losses):
Derivative financial instruments:
Unrealized holding gains (losses)	(2,870)	96	87	(1,228)
Gains/(losses) reclassified to net income	(216)	363	(483)	1,284
Total other comprehensive income (loss)	(3,086)	459	(396)	56

Comprehensive income	$109,906	$72,384	$281,483	$228,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Cash	$74,504	$80,080
Accounts receivable	257,320	242,684
Income tax receivable	10,128	6,260
Inventories of materials and supplies	137,949	132,368
Prepaid expenses, deferred costs and other current assets	20,857	36,415
Total current assets	500,758	497,807

Property and equipment, net	4,188,794	3,967,028

Other receivables	11,831	11,831
Deferred income taxes	165	589
Deferred costs and other assets	22,697	29,973
Total assets	$4,724,245	$4,507,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$85,650	$94,315
Accrued liabilities	19,765	19,158
Dividends payable	16,163	16,090
Short-term debt	—	11,885
Interest payable	18,261	8,099
Income tax payable	8,784	14,234
Deferred credits and other liabilities	4,333	3,596
Total current liabilities	152,956	167,377

Long-term debt	1,716,247	1,742,122
Deferred income taxes	835	783
Deferred credits	3,320	4,100
Other	37,909	37,322
Total long-term liabilities	1,758,311	1,784,327

Commitments and contingencies (Note 8)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 64,653 issued and outstanding at June 30, 2015 and 180,000 shares authorized and 64,362 shares issued and outstanding at September 30, 2014	64,653	64,362
Paid-in capital	209,541	201,464
Retained earnings	2,535,619	2,286,137
Accumulated other comprehensive income	3,165	3,561
Total shareholders' equity	2,812,978	2,555,524
Total liabilities and shareholders' equity	$4,724,245	$4,507,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Equity

September 30, 2014	64,362	$64,362	$201,464	$2,286,137	$3,561	$2,555,524

Net income	—	—	—	281,879	—	281,879
Other comprehensive income	—	—	—	—	(396)	(396)
Dividends	—	—	—	(32,397)	—	(32,397)
Vesting of restricted stock and performance unit awards	223	223	(2,188)	—	—	(1,965)
Exercise of employee stock options	68	68	988	—	—	1,056
Stock compensation expense	—	—	9,277	—	—	9,277
June 30, 2015	64,653	$64,653	$209,541	$2,535,619	$3,165	$2,812,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$281,879	$228,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,637	107,376
Amortization	5,179	5,876
Provision for doubtful accounts and inventory obsolescence	3,337	1,905
Deferred income tax benefit	(3,453)	(649)
Share-based compensation expense	9,277	10,924
Asset impairment	60,777	—
(Gain) loss on sale of assets	15,362	(34,072)
Changes in assets and liabilities:
Accounts receivable	(17,917)	(5,069)
Income tax receivable	(3,868)	(1,425)
Inventories of materials and supplies	(16,917)	(8,816)
Prepaid expenses, deferred costs and other current assets	13,274	14,100
Deferred costs and other assets	(341)	(10,512)
Accounts payable	(17,511)	(11,303)
Accrued liabilities	24,049	15,118
Income tax payable	(5,450)	6,032
Deferred credits and other liabilities	6,291	21,141
Net cash provided by operating activities	483,605	339,248

Cash flows from investing activities:
Capital expenditures	(420,077)	(564,119)
Proceeds from sale of assets	2,339	61,516
Net cash used in investing activities	(417,738)	(502,603)

Cash flows from financing activities:
Borrowings from credit facilities	225,000	370,000
Repayments on credit facilities	(250,000)	(165,000)
Repayments on short-term debt, net	(11,885)	(8,071)
Dividends paid	(32,397)	—
Proceeds from exercise of stock options	1,279	3,468
Debt issuance costs paid	(3,440)	(6,650)
Net cash (used) provided by financing activities	(71,443)	193,747
Net increase (decrease) in cash and cash equivalents	(5,576)	30,392
Cash and cash equivalents, at beginning of period	80,080	88,770
Cash and cash equivalents, at end of period	$74,504	$119,162

Non-cash activities:
Decrease in accounts payable and accrued liabilities related to capital expenditures	$(15,501)	$(13,573)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of June 30, 2015 and for the three and nine months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2014. Although these financial statements and related information have been prepared without audit and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2014. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to current year presentation.

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
In May 2014, the FASB issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
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

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three and nine months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended			Nine Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
June 30, 2015
Basic earnings per share	$112,992	64,649	$1.75	$281,879	64,557	$4.37
Effect of dilutive securities:
Stock options	—	61	—	—	74	—
Restricted stock and performance units	—	420	(0.02)	—	432	(0.04)
Diluted earnings per share	$112,992	65,130	$1.73	$281,879	65,063	$4.33
June 30, 2014
Basic earnings per share	$71,925	64,309	1.12	228,622	64,204	$3.56
Effect of dilutive securities:
Stock options	—	216	—	—	250	(0.01)
Restricted stock and performance units	—	535	(0.01)	—	569	(0.02)
Diluted earnings per share	$71,925	65,060	$1.11	$228,622	65,023	$3.52

For the purpose of calculating diluted earnings per share for the three and nine months ended June 30, 2015, there were approximately 873,000 and 867,000 anti-dilutive securities, respectively and for the three and nine months ended June 30, 2014, there were no anti-dilutive securities.

NOTE 3—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	June 30, 2015	September 30, 2014
Drilling vessels and equipment	$4,032,126	$4,181,774
Construction work in progress	684,522	319,548
Drill pipe	42,734	31,265
Office equipment and other	36,378	35,566
Total cost	4,795,760	4,568,153
Less: Accumulated depreciation	(606,966)	(601,125)
Property and equipment, net	$4,188,794	$3,967,028

Asset Impairment

The Atwood Hunter completed the contract it was working under in December 2014. Based on the lack of contracting opportunities and the further deterioration of commodity prices, in January 2015 we determined that it was not likely that additional work would be obtained in the foreseeable future. Therefore we made the decision to scrap the rig and the Atwood Hunter and its materials and supplies were written down to their salvage value. We recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share), which is included in Asset Impairment on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2015. This impairment charge includes write-downs of property and equipment of $48.0 million and write-downs of our inventory of materials and supplies that was specific to the Atwood Hunter of $8.4 million.

Sale of Assets

During February 2015, we entered into an agreement for the sale and recycling of the Atwood Hunter for a sale price of approximately $2.9 million. Upon the agreement becoming effective, we received $1.8 million as a deposit. We anticipate the closing to occur in the quarter ending September 30, 2015. We recorded a loss of approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share), which is included in (Gain) Loss on Sale of Assets on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2015.

During December 2014, we completed the sale of our rig, the Atwood Southern Cross, for recycling. We received $2.1 million in proceeds and incurred related costs of $2.0 million. We recorded a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share), which is included in (Gain) Loss on Sale of Assets on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2015.

Construction Projects

As of June 30, 2015, we had expended approximately $657 million towards our two ultra-deepwater drillships under construction at the Daewoo Shipbuilding and Marine Engineering Co., Ltd. ("DSME") yard in South Korea. Remaining firm commitments for these two drillships under construction totaled approximately $504 million at June 30, 2015.

On October 31, 2014, we entered into Supplemental Agreements (collectively, "Supplemental Agreement No. 1") to the construction contracts for our two ultra-deepwater drillships which postponed their delivery by six months each. The Atwood Admiral was rescheduled for delivery on September 30, 2015 and the Atwood Archer was rescheduled for delivery on June 30, 2016. In consideration of the agreement by DSME to postpone deliveries, we agreed to accelerate the payment of a portion of the milestone payments on each rig as follows: $50 million on each rig was paid on November 30, 2014 and $25 million on each rig was paid on June 30, 2015. In addition, each rig’s final milestone payment amount will be increased by the aggregate financing cost on these payments using an interest rate of 3.5% per annum.

On February 6, 2015, we entered into additional Supplemental Agreements (collectively, “Supplemental Agreement No. 2”), which amended Supplemental Agreement No. 1 and gave us the option to postpone the delivery of each of these two drillships by two further periods of six months each (for a total potential extension of 12 months). In consideration, we agreed to accelerate the payment of a portion of the remaining milestone payments on both drillships whenever an option to further postpone delivery is exercised as follows: for the Atwood Admiral, $152 million (including the aggregate financing cost accrued to date from Supplemental Agreement No. 1) on the completion of the drillship, which is currently projected to be on or around September 30, 2015 and $146 million payable upon delivery of the drillship, which is currently projected to be on or around on March 31, 2016; for the Atwood Archer, $153 million (including the aggregate financing costs accrued to date from Supplemental Agreement No. 1) on the completion of the drillship, which is currently projected to be on or around June 30, 2016, and $205 million payable upon delivery of the drillship, which is currently projected to be on or around December 31, 2016. On March 30, 2015, we exercised our first six-month option ("Option No. 1") to delay the delivery of the Atwood Admiral to March 31, 2016. If we elect to exercise the first six month option for on the Atwood Archer, and/or the second six-month option on either of the two rigs (“Option No. 2”), milestone payments will also be further accelerated. Additionally, any of the extensions of the delivery dates will cause us to incur additional operating costs.

On May 18, 2015, we entered into additional Supplemental Agreements (collectively, "Supplemental Agreement No. 3"), which create an option for us to revise the milestone payment due dates for both the Atwood Admiral and Atwood Archer. The upcoming installment payments of $150 million for both rigs, which were initially due on September 30, 2015 for the Atwood Admiral per its Supplemental Agreement No. 2, and June 30, 2016 for the Atwood Archer, may be accelerated at our sole option. We entered into Supplemental Agreement No. 3 in consideration of keeping vessels dockside, which lowers our future operating costs. We exercised the option under Supplemental Agreement No. 3 for the Atwood Admiral, and paid the $150 million installment on May 31, 2015. The option for the Atwood Archer must be exercised by December 31, 2015.

The expected delivery dates of the Atwood Admiral and Atwood Archer are as follows:

	Atwood Admiral		Atwood Archer
	Expected Delivery	Status	Expected Delivery	Status
Prior to supplemental agreements	3/31/2015		12/31/2015
Supplemental Agreement No. 1:	9/30/2015	Exercised	6/30/2016	Exercised
Supplemental Agreement No. 2:
Option No. 1	3/31/2016	Exercised	12/31/2016	Unexercised
Option No. 2	9/30/2016	Unexercised	6/30/2017	Unexercised

As of June 30, 2015, expected payments for the Atwood Admiral and Atwood Archer are as follows:

(In millions)	Date	Atwood Admiral	Atwood Archer
Final payment	3/31/2016	$146
Final payment	6/30/2016		$358
Total		$146	$358

NOTE 4—DEBT

A summary of long-term debt is as follows:

(In thousands)	June 30, 2015	September 30, 2014
6.5% Senior Notes due 2020 ("Senior Notes")	$656,247	$657,122
Revolving Credit Facility	1,060,000	1,085,000
Total long-term debt	$1,716,247	$1,742,122

Senior Notes
As of June 30, 2015, our Senior Notes had an aggregate principal amount of $650 million. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries. We received a premium of $8.5 million as part of the net proceeds for the Senior Notes issued. This premium is being amortized over the life of our Senior Notes.
Revolving Credit Facility
On March 5, 2015, we entered into an amendment to our senior secured credit facility (the "Credit Facility"), which, among other things, (i) extended the maturity with respect to $1.245 billion of the total $1.55 billion of commitments under the Credit Facility to May 2019 and (ii) amended the maximum leverage ratio upwards to 4.50:1.00 through December 31, 2017, after which period the maximum leverage ratio will revert back to 4.00:1.00 through maturity. Lenders holding commitments of approximately $305 million did not agree to the extension and those commitments mature in May 2018.
As of June 30, 2015, we had $1.06 billion of outstanding borrowings and $6.3 million of letters of credit issued under the Credit Facility. As of June 30, 2015, we had approximately $484 million available for borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Obligations under the Credit Facility are secured primarily by first preferred mortgages on nine of our drilling units as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. Our Credit Facility contains various financial covenants. At June 30, 2015, we were in compliance with those covenants.

The weighted-average effective interest rate on our revolving Credit Facility was approximately 2.0% per annum at June 30, 2015. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of premiums or discount. Interest capitalized for the three and nine months ended June 30, 2015 was approximately $6 million and $15 million, respectively. Interest capitalized for the three and nine months ended June 30, 2014 was approximately $7 million and $23 million, respectively.

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

Senior Notes – The carrying value of our Senior Notes, net of unamortized premium is $656 million ($650 million principal amount) while the fair value of our Senior Notes was $627 million at June 30, 2015. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this as a Level 2 fair value measurement as valuation inputs for fair value measurements are quoted market prices at June 30, 2015 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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

The following table sets forth the estimated fair value of our derivative financial instruments at June 30, 2015 and September 30, 2014, which are measured and recorded at fair value on a recurring basis:

		June 30,	September 30,
(In thousands)	Balance Sheet Classification	2015	2014
Derivative assets designated as hedges:
Short-term foreign currency forwards	Prepaid expenses, deferred costs and other current assets	$5,987	$3,930
Long-term foreign currency forwards	Deferred costs and other assets	—	1,125
Long-term interest rate swaps	Deferred costs and other assets	388	275
Derivative liabilities designated as hedges:
Short-term interest rate swaps	Accrued liabilities	(944)	(838)
Total derivative contracts, net		$5,431	$4,492

NOTE 6—SHARE-BASED COMPENSATION
A summary of our share-based compensation expense during the nine months ended June 30, 2015 and 2014 is as follows:

	Nine Months Ended June 30,
(In thousands, except average service periods)	2015	2014
Share-based compensation recognized	$9,277	$10,924
Unrecognized compensation cost, net of estimated forfeitures	19,416	20,423
Remaining weighted-average service period (years)	2.1	1.9

Restricted Stock Units

A summary of our restricted stock activity for the nine months ended June 30, 2015 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested at October 1, 2014	622	$47.62
Granted	393	36.20
Vested	(199)	41.98
Forfeited	(101)	45.85
Unvested at June 30, 2015	715	43.16

Performance Units
During the nine months ended June 30, 2015, we granted to certain employees share-based awards that are subject to market-based performance conditions ("performance units"). The grant date fair value of these performance units was determined through use of the Monte Carlo simulation method. A summary of performance unit stock activity for the nine months ended June 30, 2015 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested at October 1, 2014	264	$45.87
Granted	133	37.08
Vested	(98)	40.28
Forfeited	(59)	44.08
Unvested at June 30, 2015	240	43.73

Stock Options

A summary of stock option activity for the nine months ended June 30, 2015 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2014	833	$33.52
Granted	—	—
Exercised	(68)	15.57		$1,227
Forfeited	(17)	40.57
Expired	(8)	12.31
Outstanding at June 30, 2015	740	35.23	4.6	1,158
Exercisable at June 30, 2015	691	34.78	4.5	1,158

NOTE 7— INCOME TAXES

Our consolidated effective income tax rate for the three and nine months ended June 30, 2015 was approximately 8% and 10%, respectively, as compared to 9% and 16% for the three and nine months ended June 30, 2014. The effective tax rate for the three and nine months ended June 30, 2015 was lower than the rate for the three and nine months ended June 30, 2014 primarily due to a change in the geographical mix of income as well as the recognition of a discrete event and related tax expense for the nine months ended June 30, 2014. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At June 30, 2015, we had approximately $15.2 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $3.5 million, which are included in Other long-term liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All $15.2 million of the net uncertain tax liabilities would affect the effective tax rate if realized.

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

As of June 30, 2015, we had paid to the Indian government $10.5 million in service taxes and have accrued $1.3 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.8 million relating to service taxes. We recorded a corresponding $11.8 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as a receivable.

NOTE 9—SUBSEQUENT EVENTS

Credit Facility Amendment

On July 29, 2015, we entered into a third amendment to the Credit Facility providing that, among other things, effective upon our obtaining a specified amount of additional unsecured capital through one or more qualifying capital raises and a subsequent permanent reduction in the commitments under the Credit Facility in an amount equal to at least 70% of the net proceeds from such capital raises, (i) the maximum leverage ratio will be replaced with a senior secured leverage ratio of 3.0 to 1.0 and (ii) the minimum interest expense coverage ratio will be reduced from 3.0 to 1.0 to 1.75 to 1.00.

Letter of Credit Facility

On July 29, 2015, our subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), entered into a letter of credit facility with BNP Paribas (“BNP”), pursuant to which BNP may, in its sole and absolute discretion, issue letters of credit from time to time at the request of AOWL, for the account of AOWL and its subsidiaries, up to an unlimited stated face amount of such letters of credit.  Certain fees will be payable upon the issuance of each letter of credit under the letter of credit facility, with the amount of such fees depending on whether such letters of credit are performance letters of credit or financial letters of credit.  BNP has no commitment under the facility to issue letters of credit, and the facility, as well as BNP’s willingness to receive requests from AOWL with respect to the issuance of letters of credit may be cancelled by BNP at any time.  The facility contains certain events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, cross-defaults under other debt agreements, or a change of control.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and nine months ended June 30, 2015 and 2014 included in this report and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and elsewhere in this report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position at June 30, 2015, and our results of operations for the three and nine months ended June 30, 2015 and 2014. Financial and operating results for the three and nine months ended June 30, 2015, include:

•
Operating revenues totaling $331 million on 991 operating days and $1.03 billion on 3,003 operating days for the three and nine months ended June 30, 2015, respectively, as compared to operating revenues of $293 million on 910 operating days and $851 million on 2,830 operating days for the three and nine months ended June 30, 2014, respectively;

•
Net income of $113 million and $282 million for the three and nine months June 30, 2015, respectively, as compared to net income of $72 million and $229 million for the three and nine months ended June 30, 2014, respectively;

•
Capital expenditures of $243 million and $420 million for the three and nine months ended June 30, 2015, respectively, as compared to capital expenditures of $66 million and $564 million for the three and nine months ended June 30, 2014, respectively; and

•	Decrease in cash on hand of $6 million for the nine months period then ended June 30, 2015.

MARKET OUTLOOK
Industry Conditions
The level of activity in the offshore drilling industry, which affects the sector’s profitability, is cyclical and highly dependent on the capital expenditure spending patterns of exploration and production (“E&P”) companies. E&P company capital expenditure budgets are influenced by the price of oil and gas and expectations about future price, company-specific cash flow levels, historical project returns and other capital allocation strategies. After a multi-year increase in E&P spending on drilling programs into 2014, we are in the midst of a significant slowdown in E&P spending. Since July 2014, oil prices have dropped by more than 50% with Brent recently trading around $56 per barrel in July 2015. The response by E&P companies to the lower oil price environment has resulted in a decrease in capital budgets and a delay or cancellation of previously anticipated floater-based drilling programs, leading to a material reduction in new drilling contract awards for drilling rigs. All indications are for E&P companies to maintain the current reduced pace of capital expenditure spend throughout 2015. Further decreases in oil prices, or anticipated decreases in oil prices, may lead to further reductions in capital expenditures by E&P companies on drilling programs, which in turn could materially and adversely affect our financial position, results of operations or cash flows. See "Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices" under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
The supply and demand balance between floating drilling rigs and suitable drilling contracts is being further affected as drilling companies continue to take delivery of newer, more capable floaters which were ordered earlier in the cycle. As a result, a lower percentage of marketed floaters are being re-contracted, especially among the older, less capable floaters, and lower day rates are being contracted across all floater classes. Customers continue to prefer newer, high specification floaters over the older, less capable rigs, especially for drilling programs with a high degree of technical complexity or which are conducted in more remote geological basins. This bifurcation of utilization and day rates across different generations of floaters has been especially detrimental to the older, less capable floaters resulting in these older rigs being idled or scrapped. Similar to the floater market, the jackup market is also experiencing an unfavorable supply and demand imbalance due to the reduced E&P capital spend and the delivery of additional newbuild jackups from shipyards. Certain markets, especially Southeast Asia, India and the Middle East, which are closer to the shipyards constructing the majority of newbuild jackups, are particularly susceptible to oversupply and to lower utilization and day rates. While high specification jackup rigs continue to experience higher levels of utilization and day rates than less capable jackup rigs, the risk of further market weakness created by the supply and demand imbalance is expected to continue.

The sharp reduction in oil prices and the resulting reduction in the cash flow generation by E&P companies have led to a developing trend of contract cancellations and renegotiations as demand for rigs and market day rates decrease. For example, in April 2015, we entered into an amendment to the Atwood Osprey drilling contract reducing the contractual maturity date by one year. Also in July 2015, we reached an agreement for a six-month extension of our existing contract for the Atwood Beacon at a reduced day rate for the existing term as well as the extension.
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
Ultra-deepwater and Deepwater Rig Markets
Industry-wide, the percentage of marketed ultra-deepwater rigs under contract decreased to 89%, while the percentage of marketed deepwater rigs under contract decreased to 77%. These decreases in the percentage of marketed rigs under contract are supply driven and primarily due to drilling companies cold-stacking or scrapping ultra-deepwater and deepwater rigs.
As of July 14, 2015, 62 ultra-deepwater floaters were under construction with scheduled deliveries through January 2020. Thirty-seven of these newbuild ultra-deepwater floaters were contracted, including 28 under long-term contracts with Petrobras that are primarily being constructed in shipyards located in Brazil. Several drilling contractors, including the Company, have proactively delayed delivery of their rigs under construction. Nine ultra-deepwater rigs are scheduled for delivery during the remainder of 2015, 26 are scheduled for delivery in 2016 and an additional 27 units are scheduled for delivery in 2017 and beyond.
The number of idle rigs being cold-stacked and scrapped has increased since the beginning of the year. Prior to 2015, cold-stacking was generally limited to older, less capable deepwater and mid-water rigs. This year, 12 of our competitor's ultra-deepwater rigs have been announced for cold-stacking, retirement or scrapping and will no longer be actively marketed for the foreseeable future. Additionally, 13 of our competitor's deepwater rigs have been announced for cold-stacking, retirement or scrapping this year and will no longer be actively marketed for the foreseeable future.
Our Ultra-deepwater Rigs and Deepwater Rigs
The Atwood Achiever, a dynamically positioned, ultra-deepwater drillship, is operating offshore Northwest Africa and is contracted through approximately November 2017. The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, is operating in the U.S. Gulf of Mexico and is contracted through April 2017.
The Atwood Condor, a dynamically positioned, ultra-deepwater semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through November 2016. The Atwood Osprey, an ultra-deepwater semisubmersible, is operating offshore Australia. On March 12, 2015, the Atwood Osprey parted several mooring lines and drifted approximately three nautical miles from its original position during Cyclone Olwyn, which impacted the northwest coast of Australia. The duration of the force majeure event and resultant repairs necessitated by the damage incurred from the cyclone have triggered termination rights in relation to which the parties entered into an amendment to the Atwood Osprey drilling contract on April 17, 2015, reducing the contractual maturity date by one year. As a result, the Atwood Osprey is now contracted through May 2016. Contractual rates remain unchanged. Repairs for damage sustained by the rig and required regulatory approvals were completed in late-May 2015.
The Atwood Eagle and Atwood Falcon, both deepwater semisubmersibles, are operating offshore Australia and are contracted through September 2016 and March 2016, respectively.
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

The Atwood Admiral and Atwood Archer were scheduled to be delivered in March 2015 and December 2015, respectively. Due to lack of suitable drilling programs, we have not secured the initial drilling contracts for these rigs. As a result, in October 2014, we entered into amendments to our construction contracts with DSME to delay the delivery of these two rigs by six months each to September 30, 2015 and June 30, 2016, respectively. On February 6, 2015, we entered into additional amendments which provided us the option to further delay delivery of the Atwood Admiral and Atwood Archer by two further periods of six months each. On March 30, 2015, we exercised the first option to further delay delivery of the Atwood Admiral to March 31, 2016. On May 18, 2015, we entered into additional amendments which altered the milestone payment schedule in consideration of DSME agreeing to keep the vessels at dockside, which lowers future operating costs.
We are unable to provide any assurance that we will be able to obtain drilling contracts for these rigs prior to their delivery. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further details of the impact of these amendments.
Jackup Rig Market
Bifurcation in day rates and utilization between high specification jackups and standard jackups has characterized contracting activity in the jackup market. We expect this bifurcation trend to become more pronounced in the future. As a result of newbuild jackup construction programs initiated in 2005 and continuing through 2014, the jackup supply continues to increase. As of July 14, 2015, there were 127 newbuild jackup rigs under construction. Of the 49 scheduled for delivery in 2015, only one of these was contracted as of July 14, 2015. The remaining 78 rigs are scheduled for delivery primarily in 2016 and 2017. This increase in the marketed supply of jackups, most of which are high specification, is expected to exceed customer demand leading to lower day rates for jackup rigs of all classes in the future.
The percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract was approximately 84% as compared to 83% for the remainder of the global jackup fleet. The expected increase in global jackup supply due to the continued delivery of high specification newbuild rigs through the end of 2017, will put pressure on utilization and day rates.
The number of idle rigs being cold-stacked and scrapped has increased in 2015. Seven high specification jackups and 21 standard jackups have been cold-stacked, scrapped or retired.

Our High Specification Jackup Rigs
The Atwood Mako, a 400-foot water depth Pacific Class jackup, is operating offshore Vietnam through September 2015. The Atwood Manta and the Atwood Orca, both 400-foot water depth Pacific Class jackups, are operating offshore Thailand and are contracted through December 2015 and February 2016, respectively.
The Atwood Aurora, a 350-foot water depth jackup, is operating offshore West Africa and is contracted through September 2016. The Atwood Beacon, a 400-foot water depth jackup, is operating in the Mediterranean Sea and is contracted through June 2016.
Cold-stacked and Scrapped Rigs
During December 2014, we completed the sale of our mid-water floater semisubmersible, the Atwood Southern Cross. The Atwood Hunter, a deepwater semisubmersible, was idled in December 2014 and in January 2015, we made the decision to scrap and recycle the rig. On February 26, 2015 we entered into an agreement to sell the Atwood Hunter for recycling.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at June 30, 2015 was approximately$1.8 billion, representing a 46% decrease compared to our contract backlog of $3.3 billion at June 30, 2014 primarily due to the realization of the contract backlog. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” under Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The following tables set forth the amount of our contract drilling revenue backlog and the percentage of available operating days committed for our actively-marketed drilling units for the periods indicated as of June 30, 2015.

Contract Drilling Revenue Backlog	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Total
(In thousands)
Ultra-deepwater	$208,012	$743,183	$348,351	$22,015	$—	$1,321,561
Deepwater	80,960	220,450	—	—	—	301,410
Jackups	68,539	125,671	—	—	—	194,210
Total	$357,511	$1,089,304	$348,351	$22,015	$—	$1,817,181

Percentage of Available Operating Days Committed	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
Ultra-deepwater	100%	77%	27%	2%	—%
Deepwater	100%	68%	—%	—%	—%
Jackups	94%	43%	—%	—%	—%
Total	97%	61%	12%	1%	—%

RESULTS OF OPERATIONS

Revenues—Revenues for the three and nine months ended June 30, 2015 increased approximately $38 million, or 13%, and $182 million, or 21%, respectively, compared to the three and nine months ended June 30, 2014. A comparative analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2015	2014	Variance	2015	2014	Variance
Ultra-Deepwater	$174	$118	$56	$524	$326	$198
Deepwater	77	70	7	257	241	16
Jackups	67	77	(10)	212	232	(20)
Reimbursable	13	28	(15)	40	52	(12)
	$331	$293	$38	$1,033	$851	$182

Our ultra-deepwater fleet realized average revenues of $475,000 per day on 364 operating days, as compared to $430,000 per day on 273 operating days for the three months ended June 30, 2015 and 2014, respectively. The ultra-deepwater fleet realized average revenues of $490,000 per day on 1,072 operating days, as compared to $435,000 per day on 746 operating days for the nine months ended June 30, 2015 and 2014, respectively. The increase in operating days and average revenue per operating day for the three and nine months ended June 30, 2015, is largely due to the Atwood Advantage and Atwood Achiever, our "A-Class" ultra-deepwater drillships, being delivered and commencing mobilization to the U.S. Gulf of Mexico and Northwest Africa in December 2013 and September 2014, respectively, under their initial drilling contracts.

Our deepwater fleet realized average revenues of $435,000 per day on 177 operating days as compared to $380,000 per day on 182 operating days for the three months ended June 30, 2015 and 2014, respectively. The deepwater fleet realized average revenues of $425,000 per day on 606 operating days as compared to $390,000 per day on 615 operating days for the nine months ended June 30, 2015 and 2014, respectively. The increase in average revenue per operating day for the three months ended June 30, 2015 was due to higher average day rates realized by two of our deepwater semisubmersibles the Atwood Eagle and Atwood Falcon in fiscal 2015. The increase in average revenue per operating day for the nine months ended June 30, 2015, compared to the same period in fiscal 2014, is primarily due to the Atwood Eagle and the Atwood Falcon incurring downtime for equipment repairs during the second quarter of fiscal year 2014 and also due to higher day rates realized in fiscal year 2015.

Our jackup fleet realized average revenues of $150,000 per day on 450 operating days, as compared to $170,000 per day on 455 operating days for the three months ended June 30, 2015 and 2014, respectively. The jackup fleet realized average revenues of $160,000 per day on 1,325 operating days, as compared to $155,000 per day on 1,468 operating days for the nine months ended

June 30, 2015 and 2014, respectively. The decrease in average revenues per day for the three months ended June 30, 2015 is primarily due to the Atwood Mako incurring downtime for equipment repairs and also due to retroactive day rate adjustment on the Atwood Beacon pursuant to the contract extension entered into in July 2015. Overall, the jackup fleet realized higher average revenue per operating day for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014 due primarily to higher average day rates realized by our high specification jackup, the Atwood Aurora, partially offset by the sale of the Vicksburg in January 2014.

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

Drilling Costs—Drilling costs decreased approximately $9 million, or 6% for the three months ended June 30, 2015 and increased approximately $2 million, or 0.4%, for the nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014. An analysis of contract drilling costs by rig category is as follows:

	DRILLING COSTS
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2015	2014	Variance	2015	2014	Variance
Ultra-Deepwater	$75	$44	$(31)	$206	$125	$(81)
Deepwater	29	52	23	102	157	55
Jackups	29	32	3	91	102	11
Reimbursable	9	23	14	30	41	11
Other	1	1	—	3	5	2
	$143	$152	$9	$432	$430	$(2)

Ultra-deepwater drilling costs increased for the three and nine months ended June 30, 2015, as compared to the three and nine months ended June 30, 2014. Average drilling costs per calendar day for our ultra-deepwater rigs increased from approximately $160,000 and $170,000 for the three and nine months ended June 30, 2014, to approximately $205,000 and $190,000 for the three and nine months ended June 30, 2015, primarily as a result of the addition of the Atwood Achiever and Atwood Advantage to our fleet and due to cyclone related costs incurred on the Atwood Osprey.

Deepwater drilling costs decreased for the three and nine months ended June 30, 2015, as compared to the three and nine months ended June 30, 2014. Average drilling costs per calendar day for our deepwater rigs decreased from approximately $190,000 for the three and nine months ended June 30, 2014, to approximately $160,000 for both the three and nine months ended June 30, 2015, primarily as a result of the Atwood Hunter undergoing its regulatory and maintenance project in the second quarter and part of the third quarter of fiscal year 2014.

Jackup drilling costs decreased for the three and nine months ended June 30, 2015, as compared to the three and nine months ended June 30, 2014, primarily due to the sale of the Vicksburg in January 2014 and due to costs incurred by the Atwood Beacon to prepare the rig to start on its current contract in Italy in fiscal year 2014. The average drilling cost per calendar day decreased to approximately $65,000 for the three and nine months ended June 30, 2015, from approximately $70,000 for the three and nine months ended June 30, 2014.

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

Depreciation—Depreciation expense for the three and nine months ended June 30, 2015, increased approximately $5 million, or 13%, and $23 million, or 21%, respectively, compared to the three and nine months ended June 30, 2014. A comparative analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2015	2014	Variance	2015	2014	Variance
Ultra-Deepwater	$28	$22	$(6)	$85	$60	$(25)
Deepwater	4	6	2	13	16	3
Jackups	9	9	—	27	28	1
Other	2	1	(1)	5	3	(2)
	$43	$38	$(5)	$130	$107	$(23)

Ultra-deepwater depreciation increased by $6 million and $25 million for the three and nine months ended June 30, 2015, as compared to the three and nine months ended June 30, 2014, respectively, due to the delivery of the Atwood Advantage and Atwood Achiever, which were placed into service in December 2013 and September 2014, respectively.

Asset Impairment—During the nine months ended June 30, 2015, we recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share) to write the Atwood Hunter and its materials and supplies down to their salvage value. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

General and Administrative—For the three months ended June 30, 2015, general and administrative expenses decreased by approximately $2.4 million to $10.5 million, as compared to $12.8 million for the three months ended June 30, 2014. For the nine months ended June 30, 2015, general and administrative expenses decreased by approximately $5 million to $43 million, as compared to $48 million for the nine months ended June 30, 2014. These decreases were primarily due to lower payroll related costs as a result of share-based compensation adjustments.

Loss on sale of assets— Our loss on sale of assets of approximately $15.4 million for the nine months ended June 30, 2015 includes $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) due to the sale of the Atwood Southern Cross and approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share) is due to the planned sale of the Atwood Hunter.

Interest Expense, net of capitalized interest—For the three months ended June 30, 2015, interest expense, net of capitalized interest, increased by approximately $1 million to $12 million, as compared to $11 million for the three months ended June 30, 2014. For the nine months ended June 30, 2015, interest expense, net of capitalized interest, increased by approximately $9 million to $40.0 million, as compared to $30.9 million for the nine months ended June 30, 2014. These increases were primarily due to lower capitalized interest in the nine months ended June 30, 2015 as a result of fewer rigs under construction, as compared to the nine months ended June 30, 2014.

Income Taxes—Our consolidated effective income tax rate for the three and nine months ended June 30, 2015 was approximately 8% and 10%, respectively, as compared to 9% and 16% for the three and nine months ended June 30, 2014. The effective tax rate for the three and nine months ended June 30, 2015 was lower than the rate for the three and nine months ended June 30, 2014, primarily due to a change in the geographical mix of income as well as the recognition of certain discrete tax expenses for the nine months ended June 30, 2014. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

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
At June 30, 2015, we had $75 million in cash on hand. At any time, we may require a significant portion of our cash on hand for working capital and other purposes.  During the nine months ended June 30, 2015, we relied principally on our cash flows from operations, cash on hand and borrowings under our Credit Facility to meet liquidity needs and fund our cash requirements including our capital expenditures of $420 million. To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Cash Flows

	Nine Months Ended June 30,
(In millions)	2015	2014
Net cash provided by operating activities	$483,605	$339,248
Net cash used in investing activities	(417,738)	(502,603)
Net cash (used in) provided by financing activities	(71,443)	193,747

Working capital increased from $330 million as of September 30, 2014 to $348 million as of June 30, 2015. Net cash from operating activities for the nine months ended June 30, 2015 was $484 million, as compared to $339 million for the nine months ended June 30, 2014.

Investing Activities
Capital Expenditures
Our investing activities are primarily related to capital expenditures for property and equipment. Our capital expenditures, including maintenance capital expenditures, for the nine months ended June 30, 2015 totaled $420 million. Our capital expenditures for the nine months ended June 30, 2014 totaled $564 million. As of June 30, 2015, we have expended approximately $657 million on our drilling units under construction. We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our revolving Credit Facility. The expected remaining costs including firm commitments, project management, capitalized interest, drilling tools, handling tools and spares for our drilling units under construction for fiscal years ended September 30, 2015 and 2016 are as follows (in millions):

Remainder 2015	$25
2016	576
Total	$601
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

Financing Activities

Our financing activities primarily consist of borrowing and repayment of long-term and short-term debt. Borrowings from our Credit Facility totaled $225 million and $370 million for the nine months ended June 30, 2015 and 2014 respectively. We made principal payments on our Credit Facility of $250 million and $165 million for the nine months ended June 30, 2015 and 2014, respectively. We made repayments on short-term debt of $12 million for the nine months ended June 30, 2015 and $8 million for the nine months ended June 30, 2014.

On July 29, 2015, we entered into a third amendment to the Credit Facility providing that, among other things, effective upon our obtaining a specified amount of additional unsecured capital through one or more qualifying capital raises and a subsequent permanent reduction in the commitments under the Credit Facility in an amount equal to at least 70% of the net proceeds from such capital raises, (i) the maximum leverage ratio will be replaced with a senior secured leverage ratio of 3.0 to 1.0 and (ii) the minimum interest expense coverage ratio will be reduced from 3.0 to 1.0 to 1.75 to 1.00.

Senior Notes
As of June 30, 2015, our Senior Notes have an aggregate principal amount outstanding of $650 million. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.

Revolving Credit Facility

On March 5, 2015, we entered into an amendment to our senior secured Credit Facility, which, among other things, (i) extended the maturity with respect to $1.245 billion of the total $1.55 billion of commitments under the Credit Facility to May 2019 and (ii) amended the maximum leverage ratio upwards to 4.50:1.00 through December 31, 2017, after which period the maximum leverage ratio will revert back to 4.00:1.00 through maturity. Lenders holding commitments of approximately $305 million did not agree to the extension and those commitments mature in May 2018.

As of June 30, 2015, we had $1.06 billion of outstanding borrowings and $6.3 million of letters of credit issued under the Credit Facility. As of June 30, 2015, we had approximately $484 million available for borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Obligations under the Credit Facility are secured primarily by first preferred mortgages on nine of our drilling units as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. Our Credit Facility contains various financial covenants. At June 30, 2015, we were in compliance with those covenants.

The following summarizes our availability under our Credit Facility at June 30, 2015 (in millions):

Commitment under Credit Facility	$1,550
Borrowings under Credit Facility	1,060
Letters of Credit Outstanding	6
Availability	$484

Letter of Credit Facility

On July 29, 2015, our subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), entered into a letter of credit facility with BNP Paribas (“BNP”), pursuant to which BNP may, in its sole and absolute discretion, issue letters of credit from time to time at the request of AOWL, for the account of AOWL and its subsidiaries, up to an unlimited stated face amount of such letters of credit. Certain fees will be payable upon the issuance of each letter of credit under the letter of credit facility, with the amount of such fees depending on whether such letters of credit are performance letters of credit or financial letters of credit. BNP has no commitment under the facility to issue letters of credit, and the facility, as well as BNP’s willingness to receive requests from AOWL with respect to the issuance of letters of credit may be cancelled by BNP at any time. The facility contains certain events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, cross-defaults under other debt agreements, or a change of control.

Dividends

In May 2015, our board of directors declared a cash dividend of $0.25 per share, which was paid on July 9, 2015. In February 2015, our board of directors declared a cash dividend of $0.25 per share, which was paid on April 9, 2015. In September 2014, our board of directors declared a cash dividend of $0.25 per share, which was paid on January 13, 2015. The declaration and amount of future quarterly dividends is at the discretion of our board of directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our board of directors deems relevant. In addition, our ability to pay dividends is limited by the agreements governing our indebtedness and may also be further limited by future agreements governing our indebtedness. In the future, the amount per share of our dividend payments may change, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of September 30, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. As of June 30, 2015, other than payments made under our construction contracts and repayments under out Credit Facility, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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
Interest Rate Risk
The provisions of our Credit Facility provide for a variable interest rate cost on our $1,060 million outstanding as of June 30, 2015. However, we have employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of June 30, 2015, in order to minimize unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, $810 million of our variable long-term debt outstanding as of June 30, 2015, is subject to changes in interest rates. A change of 10% in the interest rate on the floating rate debt would not have a material effect on our annual earnings or cash flows.
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
From time to time, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in currency exchange rates. In December 2013, we entered into foreign currency forward exchange contracts for a portion of our anticipated euro receipts associated with revenues earned on a drilling contract from December 2013 to November 2015. These forward contracts are designated as cash flow hedging instruments. Based on June 30, 2015 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect to our annual earnings or cash flows.
Market Risk
Our Senior Notes bear interest at a fixed interest rate. The fair value of our Senior Notes will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $627 million June 30, 2015, compared to the principal amount of $650 million. If prevailing market interest rates had been 10% lower at June 30, 2015, the change in fair value of our Senior Notes would not have a material effect to our annual earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of June 30, 2015, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 5. OTHER INFORMATION

The information with respect to the third amendment to the Credit Facility and the letter of credit facility set forth in Note 9 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report is incorporated herein by reference.”

ITEM 6. EXHIBITS

(a)	Exhibits

*10.1	Supplemental Agreement No. 3 dated 18 May 2015 to Drillship Contract dated 27 September 2012 by and between Alpha Admiral Company and Daewoo Shipbuilding & Marine Engineering Co., Ltd.

*10.2	Supplemental Agreement No. 3 dated 18 May 2015 to Drillship Contract dated 24 June 2013 by and between Alpha Archer Company and Daewoo Shipbuilding & Marine Engineering Co., Ltd.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*101	Interactive data files.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC.
(Registrant)

Date:	July 30, 2015	/S/ MARK W. SMITH
Mark W. Smith
Senior Vice President and Chief Financial Officer
(principal financial officer)