Form 10-K
period 2015-06-30
ATWOOD OCEANICS INC
filed 2015-11-12
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which our Common Stock, $1.00 par value, was last sold, or the average bid and asked price of such Common Stock, as of March 31, 2015 was $1.8 billion.
The number of shares outstanding of our Common Stock, $1.00 par value, as of November 5, 2015: 64,654,062.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 2016 Annual Meeting of Shareholders - Referenced in Part III of this report.

ATWOOD OCEANICS, INC.
Form 10-K
For the Year Ended September 30, 2015

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

Such statements are subject to numerous risks, uncertainties and assumptions that are beyond our ability to control, including, but not limited to:

•	prices of oil and natural gas and industry expectations about future prices;

•	market conditions and level of activity in the drilling industry and the global economy in general;

•	the level of capital expenditures by our customers;

•	the termination or renegotiation of contracts or payment delays by our customers;

•	the operational risks involved in drilling for oil and gas;

•	the highly competitive and volatile nature of our business;

•	our ability to enter into, and the terms of, future drilling contracts, including contracts for our newbuild units, for rigs currently idled and for rigs whose contracts are expiring;

•	the impact of governmental or industry regulation, both in the United States and internationally;

•	the risks of and disruptions to international operations, including political instability and the impact of terrorist acts, acts of piracy, embargoes, war or other military operations;

•	our ability to obtain and retain qualified personnel to operate our vessels;

•	unplanned downtime and repairs on our rigs;

•	timely access to spare parts, equipment and personnel to maintain and service our fleet;

•	customer requirements for drilling capacity and customer drilling plans;

•	the adequacy of sources of liquidity for us and for our customers;

•	changes in tax laws, treaties and regulations;

•	the risks involved in the construction, upgrade, and repair of our drilling units; and

•	such other risks discussed in Item 1A. “Risk Factors” of this Form 10-K and in our other reports filed with the Securities and Exchange Commission, or SEC.
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
Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we,” “us” or “our,” except where stated or the context requires otherwise) is a global offshore drilling contractor engaged in the drilling and completion of exploratory and developmental oil and gas wells. We currently own a diversified fleet of 11 mobile offshore drilling units located in the United States ("U.S.") Gulf of Mexico, the Mediterranean Sea, offshore West Africa, offshore Southeast Asia and offshore Australia. We are constructing two ultra-deepwater drillships currently scheduled for delivery in fiscal year 2016. We were founded in 1968 and are headquartered in Houston, Texas with support offices in Australia, Malaysia, Singapore, the United Arab Emirates and the United Kingdom.
We report our offshore contract drilling operation as a single reportable segment: Offshore Contract Drilling Services. The mobile offshore drilling units and related equipment comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major integrated oil and natural gas companies and independent oil and natural gas companies. The offshore drilling markets where we currently operate, including the U.S. Gulf of Mexico, the Mediterranean Sea, offshore West Africa, offshore Southeast Asia and offshore Australia, are rich in hydrocarbon deposits and thus offer the potential for drilling activity over the long-term.
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
Ultra-Deepwater Drillships
Drillships are self-propelled vessels, shaped like conventional ships and are the most mobile of the major rig types. Our high-specification drillships, including the two currently under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. ("DSME") yard in South Korea, are dynamically-positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems. Drillships typically have greater load capacity than semisubmersible rigs, which enables them to carry more supplies on board, often making them better suited for drilling in remote locations where resupply is more difficult. Drillships are designed to operate in greater water depths than bottom support drilling rigs. Drillships are a subset of floating rigs or floaters.
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

The following table presents our rig fleet as of November 2, 2015, all of which are wholly owned:

Rig Name	Rig Type	Construction Completed/Last Upgraded (Calendar Year)	Water Depth Rating (feet)
Atwood Achiever	Drillship	construction completed 2014	12,000
Atwood Advantage	Drillship	construction completed 2013	12,000
Atwood Condor	Semisubmersible	construction completed 2012	10,000
Atwood Osprey	Semisubmersible	construction completed 2011	8,200
Atwood Eagle	Semisubmersible	upgraded 2002	5,000
Atwood Falcon	Semisubmersible	upgraded 2012	5,000
Atwood Mako (1)	Jackup	construction completed 2012	400
Atwood Manta (1)	Jackup	construction completed 2012	400
Atwood Orca	Jackup	construction completed 2013	400
Atwood Beacon	Jackup	construction completed 2003	400
Atwood Aurora	Jackup	construction completed 2009	350

(1) Currently idled and actively marketed.

In addition to the above drilling units, we are in the process of constructing two additional drillships. The following table presents our current newbuild projects as of November 2, 2015:

Rig Name	Rig Type	Shipyard	Scheduled Delivery Date	Expected Cost (in millions)	Water Depth Rating (feet)
Atwood Admiral	Drillship	DSME	March 31, 2016	$635	12,000
Atwood Archer	Drillship	DSME	June 30, 2016	635	12,000
The Atwood Admiral and Atwood Archer are DP-3 dynamically-positioned, dual derrick, ultra-deepwater drillships rated to operate in water depths up to 12,000 feet and are currently under construction at the DSME shipyard in South Korea. These drillships will have enhanced technical capabilities, including two seven-ram BOPs, three 100-ton knuckle boom cranes, a 165-ton active heave “tree-running” knuckle boom crane and 200 person accommodations. As of September 30, 2015, we had approximately $575 million of total remaining firm commitments related to the construction of these two drillships.
Maintaining high equipment utilization and revenue efficiency through the industry cycles is a significant factor in generating cash flow to satisfy current and future obligations and has been one of our primary initiatives. We had a 99% available utilization rate in fiscal year 2015 for our in-service rigs, while our available utilization rate for in-service rigs averaged approximately 98% during the past five fiscal years. See "Item 6: Selected Financial Data" for further discussion on in-service rigs and the calculation of available utilization rates.
Our contract backlog at September 30, 2015 was approximately $1.6 billion, representing an approximate 47% decrease compared to our contract backlog of $3.0 billion at September 30, 2014. As of November 2, 2015, our nine in-service rigs had approximately 66% and 13% of our available rig days contracted for fiscal years 2016 and 2017, respectively. As noted in the contract status below, only one of our current contracts extends beyond fiscal year 2017. For a discussion of the challenges faced in the current market for offshore drilling services as a result of recent declines in the price of oil please read "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Outlook” in Item 7 of this Form 10-K. Also see Item 1A. “Risk Factors—Our current backlog of contract drilling revenue may not be ultimately realized”.

The following table presents information regarding the contract status of our drilling units as of November 2, 2015:

Rig Name	Percentage of FY 2015 Contract Drilling Revenues	Location at November 2, 2015	Customer	Contract Status at November 2, 2015

ULTRA-DEEPWATER SEMISUBMERSIBLES AND DRILLSHIPS:
Atwood Advantage	15%	U.S. Gulf of Mexico	Noble Energy Inc. ("Noble")	The rig is currently working under a drilling program with Noble which extends to April 2017.
Atwood Achiever	13%	Mauritania	Kosmos Energy Ltd. ("Kosmos")	The rig is currently working under a drilling program with Kosmos which extends to November 2018.
Atwood Admiral	-	South Korea	-	The rig is under construction in South Korea with scheduled delivery in March 2016.
Atwood Archer	-	South Korea	-	The rig is under construction in South Korea with scheduled delivery in June 2016.
Atwood Condor	14%	U.S. Gulf of Mexico	Shell Offshore Inc. ("Shell")	The rig is currently working under a drilling program with Shell which extends to November 2016.
Atwood Osprey	11%	Australia	Chevron Australia Pty. Ltd. ("Chevron")	The rig is currently working under a drilling program with Chevron which extends to May 2016.
DEEPWATER SEMISUBMERSIBLES:
Atwood Eagle	12%	Australia	Woodside Energy Ltd. ("Woodside")	The rig is currently working under a drilling program with Woodside which extends to September 2016.
Atwood Falcon	11%	Australia	BHP Billiton Petroleum Pty., Limited ("BHP Billiton")	The rig is currently working under a drilling program with BHP Billiton which extends to March 2016.
JACKUPS:
Atwood Mako	3%	Philippines	-	Idled in early October 2015 and being actively marketed.
Atwood Manta	4%	Philippines	-	Idled in early October 2015 and being actively marketed.
Atwood Orca	4%	Thailand	Mubadala Petroleum ("Mubadala")	The rig is currently working under a drilling program with Mubadala which extends to October 2016.
Atwood Aurora	5%	Cameroon	Addax Petroleum Cameroon Limited ("Addax")	The rig is currently working under a drilling program with Addax which extends to September 2016.
Atwood Beacon	6%	Italy	ENI S.p.A ("ENI")	The rig is currently working under a drilling program with ENI which extends to June 2016.
INDUSTRY TRENDS
Our industry is subject to intense price competition and volatility in day rates and utilization. Due to the cyclical nature of the oil and gas industry, periods of high rig demand and higher day rates are often followed by periods of low rig demand and lower day rates. Offshore drilling contractors can build new drilling rigs, mobilize rigs from one region of the world to another, “idle” or scrap rigs (taking them out-of-service) or reactivate idled rigs in order to adjust the supply of existing rigs in various markets to meet demand. The market for drilling services is typically driven by global hydrocarbon demand and changes in actual or anticipated oil and gas prices. Generally, sustained high energy prices result in higher cash flow generation by exploration and production ("E&P") companies which can fund increased spending by these companies on offshore drilling services. Conversely, low energy prices reduce cash flow generation by E&P companies which reduces funds available to spend on offshore drilling services. As a result of the low oil and gas prices in the current market, the industry is experiencing a trend of declining rig utilization and lower day rates across all offshore rig classes.
Offshore drilling market fundamentals have significantly deteriorated over the last 12 to 15 months. Activity, measured by the number of working offshore rigs, has declined considerably for both floating and jackup rigs. At the same time, the supply of both floating and jackup rigs has increased as newbuilds have been delivered from shipyards in Singapore, Korea and China. The resulting rig supply and demand imbalance has severely reduced rig utilization and day rates. International oil prices have declined significantly from mid-year 2014 levels due to a number of factors, including growth in U.S. unconventional oil production, increased OPEC and Russia oil supplies, modest global oil demand growth and a strengthening U.S. dollar. A prolonged lower oil price environment will restrain a rebound in exploration and development drilling investment providing significant uncertainty as to if or when offshore drilling rig demand and/or pricing fundamentals will return to pre-downturn levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Outlook" of this Form 10-K.
Our customers prefer newer, higher specification drilling rigs to perform contract drilling services either as a response to increased technical challenges or for the safety, reliability and efficiency typical of the newer, more capable rigs. This trend is commonly referred to as the bifurcation of the drilling fleet. Bifurcation is occurring in both the jackup and floater rig classes and is evidenced by the higher specification drilling rigs operating at generally higher overall utilization levels and day rates than the lower specification or standard drilling rigs. However, due to the significant oversupply of offshore drilling rigs relative to demand, the bifurcation effect for both floater and jackup rig markets has been muted. All classes of offshore rigs are experiencing reduced utilization and lower day rates, leading to a significant number of rigs being either warm or cold-stacked or scrapped.
DRILLING CONTRACTS
Our drilling contracts are obtained either through direct negotiation with customers or by submitting proposals in competition with other contractors. Our contracts vary in their terms and rates depending on the nature of the operation to be performed, the duration of the work, the amount and type of equipment and services provided, the geographic areas involved, market conditions and other variables.
The initial terms of our drilling contracts have ranged from the length of time necessary to drill one well to several years. It is not unusual for contracts to contain renewal provisions, which in time of weak market conditions are usually at the option of the customer, and in strong market conditions are usually mutually agreeable.
Generally, contracts for drilling services specify a basic rate of compensation computed on a day rate basis. Contracts generally provide for a reduced day rate payable when operations are interrupted by equipment failure and subsequent repairs, field moves, adverse weather conditions or other factors beyond our control. Some contracts also provide for revision of the specified day rates in the event of material changes in certain items of cost. Any period during which a rig is not earning a full operating day rate because of the above conditions or because the rig is idle and not on contract will have an adverse effect on operating profits. An over-supply of drilling rigs in any market area can adversely affect our ability to employ our drilling rigs in these market areas.
For long rig moves outside of in-field relocations, we may obtain from our customers either a lump sum or a day rate as mobilization compensation for services performed and expenses incurred during the period in transit. In a weaker market environment, we may not fully recover our relocation costs or receive any mobilization compensation. We can give no assurance that we will receive full or partial recovery of any future rig relocation costs.
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
An emerging trend of some E&P companies seeking to cancel or renegotiate existing drilling contracts has accelerated throughout 2015 as demand for rigs and market day rates decrease. In 2015, for example, we renegotiated drilling contracts with respect to the Atwood Osprey, Atwood Beacon, Atwood Achiever and the Atwood Orca. Following a weather-related force majeure event, we entered into an amendment to the Atwood Osprey drilling contract in April 2015 that reduced the contractual maturity date by one year. In addition, we reached agreements for a six-month extension for the Atwood Beacon in July 2015, a one year extension for the Atwood Achiever in October 2015 and a nine month extension for the Atwood Orca in October 2015. These agreements incorporated reduced day rates for some portion of the existing term in exchange for the extensions.

Some of our contracts are cancellable at the option of the customer upon payment of a termination fee which may not fully compensate us for the loss of the contract and may result in a rig being idle for an extended period of time. In addition, some of our customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. Further deterioration in cash flow generation by E&P companies may accelerate these trends. If our customers seek to cancel or renegotiate our significant contracts and we are unable to negotiate favorable terms or secure new contracts on substantially similar terms, or at all, our revenues and profitability could be materially reduced.
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
The majority of our contracts are denominated in U.S. dollars, but occasionally all or a portion of a contract is payable in local currency. To the extent there is a local currency component in a contract, we attempt to match revenue in the local currency to the operating costs paid in the local currency such as local labor, shore base expenses, and local taxes, if any, in order to minimize foreign currency fluctuation impact.
INSURANCE AND RISK MANAGEMENT
Our operations are subject to the usual hazards associated with the drilling of oil and gas wells, such as blowouts, explosions and fires. In addition, our equipment is subject to various risks particular to our industry which we seek to mitigate by maintaining insurance. These risks include, among others, capsizing, grounding, collision, leg damage to jackups during positioning and damage from severe weather conditions. Any of these risks could result in damage or destruction of drilling rigs and oil and gas wells, personal injury and property damage, suspension of operations or environmental damage through oil spillage or extensive, uncontrolled fires.
Therefore, in addition to general business insurance policies, we maintain the following insurance relating to our rigs and rig operations, among others: hull and machinery, protection and indemnity, mortgagee’s interest, cargo, war risks, casualty and liability (including excess liability). Our casualty and liability insurance policies are subject to self-insured deductibles. With respect to hull and machinery, we maintain a deductible of $5 million to $7.5 million per occurrence, with a zero deductible in the event of total loss of a unit. For general and marine third-party liabilities, we generally maintain a $50,000 per occurrence deductible. For personal injury liability for crew claims, we generally maintain a $1 million per occurrence deductible. Our rigs are insured at values ranging from book value for any cold-stacked rigs, to estimated market value, for our in-service rigs and rigs that are idle and are being actively marketed. We typically insure for windstorm damage in the Gulf of Mexico for a partial amount of the rig's value for those rigs operating in that region. As of November 2, 2015, the Atwood Advantage and Atwood Condor are jointly insured against up to $150 million of damage as a result of a U.S. Gulf of Mexico windstorm. We maintain a $10 million deductible under our U.S. Gulf of Mexico windstorm insurance.
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
CUSTOMERS
Due to the relatively limited number of customers for which we can perform operations at any given time, our business operations are subject to certain associated risks. The loss of, or a decrease in the drilling programs of, these customers may adversely affect our revenues and, therefore, our results of operations and cash flows. Our revenues from individual customers that accounted for 10% or more of our total revenues in fiscal year 2015 are indicated below:

Percentage of Revenues
Noble Energy Inc.	16%
Shell Offshore Inc.	14%
Woodside Energy Ltd.	12%
Chevron Australia Pty. Ltd.	11%
Kosmos Energy	10%

In addition, we have certain customers that make up a significant portion of our accounts receivable at September 30, 2015, as indicated in the table below:

Customer	Percentage of Accounts Receivable
BHP Billiton Petroleum Pty. Ltd.	15%
PXP Morocco	14%
Shell Offshore Inc.	12%
Noble Energy Inc.	11%
Chevron Australia Pty. Ltd.	10%
Woodside Energy Ltd.	10%

See Item 1A. "Risk Factors - Our business relies heavily on a limited number of customers and a limited number of drilling units and the loss of a significant customer, the loss of a rig, significant downtime for our rigs, or the inability of our customers to perform could materially and adversely impact our business" of this Form 10-K.
COMPETITION
The offshore drilling industry is very competitive, with no single offshore drilling contractor being dominant. We compete with a number of offshore drilling contractors for work, which varies by job requirements and location. Many of our competitors are substantially larger than we are, possess appreciably greater financial, other resources and assets than we do. Our competitors include, among others, the six members of our self-determined peer group including Diamond Offshore Drilling, Inc., Ensco plc, Noble Corporation, Rowan Companies plc, Seadrill Limited, and Transocean Ltd.
Safety performance, technical capability, location, rig availability and price competition are generally the most important factors in the offshore drilling industry. When there is low worldwide utilization of equipment as we are currently experiencing, price and rig suitability tend to be the driving competitive factors. Other competitive factors include work force experience, efficiency and condition of equipment, reputation and customer relations. We believe that we compete favorably with respect to these factors. See Item 1A. "Risk Factors - Our industry is subject to intense price competition and volatility" of this Form 10-K.
INTERNATIONAL OPERATIONS
During our 46 year history, the majority of our drilling units have operated outside of United States waters, and we have conducted drilling operations in most of the major offshore exploration areas of the world. In fiscal year 2015, 71% of our contract revenues were derived from foreign operations. For information relating to the contract revenues and long-lived assets attributable to specific geographic areas of operations, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.
For information about risks associated with our foreign operations, see Item 1A, “Risk Factors—Our international operations may involve risks not generally associated with domestic operations.” and “A change in tax laws in any country in which we operate could result in higher tax expense” of this Form 10-K.
EMPLOYEES
As of September 30, 2015, we had 1,868 personnel engaged, including those through labor contractors or agencies. In connection with our foreign drilling operations, we are often required by the host country to hire a substantial percentage of our work force in that country and, in some cases, these employees are represented by foreign unions. To date, we have experienced little difficulty in complying with such requirements, and our drilling operations have not been significantly interrupted by strikes or work stoppages. Our success also depends to a significant extent upon the efforts and abilities of our executive officers and other key management personnel. There is no assurance that these individuals will continue in such capacity for any particular period of time. See Item 1A. "Risk Factors - Failure to obtain and retain key personnel could impede our operations" of this Form 10-K.
ENVIRONMENTAL REGULATION
Our operations are subject to a variety of U.S. and foreign environmental regulations and to international environmental conventions. We monitor environmental regulation in each country in which we operate and, while we have experienced an increase in general environmental regulation, we do not believe compliance with such regulations will have a material adverse effect upon our business or results of operations. Past environmental issues, such as the Macondo incident, have led to higher drilling costs, greater regulation, a more difficult and lengthy well permitting process and, in general, have adversely affected decisions of oil and gas companies to drill in certain areas.
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
The Endangered Species Act (“ESA”), Marine Mammal Protection Act (“MMPA”), and Migratory Bird Treaty Act (“MBTA”) indirectly impose restrictions on offshore oil and gas operations that affect species. The ESA and MMPA generally bar intentional and incidental “take” of species, which can include harm to habitat. The MBTA generally bars intentional killing and hunting of migratory birds, though onshore oil and gas activities have also been targeted in MBTA enforcement efforts. Compliance with these statutes can restrict access to oil and gas producing areas and can increase costs of development and production.
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
Our ultra-deepwater drillship, the Atwood Advantage, and our ultra-deepwater, semisubmersible drilling rig, the Atwood Condor, are currently in the U.S. Gulf of Mexico under contract with Noble and Shell respectively, as of the fourth quarter of fiscal year 2015. Our U.S. operations are subject to various U.S. laws and regulations, including drilling safety rules and workplace safety rules put in place by the Bureau of Ocean Energy Management ("BOEM") and the Bureau of Safety and Environmental Enforcement (“BSEE”), which are designed to improve drilling safety by strengthening requirements for safety equipment, well control systems, and blowout prevention practices for offshore oil and gas operations, and to improve workplace safety by reducing the risk of human error. Implementation of new BOEM or BSEE guidelines or regulations may subject us to increased costs or limit the operational capabilities of our U.S. based rigs and could materially and adversely affect our financial position, results of operations or cash flows. In addition, the U.S. Occupational Safety and Health Act ("OSHA") and other similar laws and regulations govern the protection of the health and safety of employees. Please see Item 1A. “Risk Factors - Government regulation and environmental risks could reduce our business opportunities, expose us to liability and increase our costs” of this Form 10-K.
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
Our business depends on the conditions of the offshore oil and natural gas industry. Demand for our services depends on oil and natural gas industry exploration and production activity and expenditure levels, which are directly affected by trends in oil and natural gas prices. Oil and natural gas prices, and market expectations regarding potential changes to these prices, significantly affect oil and natural gas industry activity. Oil prices have dropped by more than 50% over the last fiscal year, with Brent recently trading around $45 per barrel at September 30, 2015, in contrast to prices of around $95 per barrel at September 20, 2014. This decrease in oil prices has in turn caused a decline in the demand for offshore drilling services. Operators implemented significant declines in capital spending in their 2015 budgets, including the cancellation or deferral of existing programs, and are expected to do so again in 2016. These declines in capital spending levels, coupled with additional newbuild supply, have put significant pressure on day rates and utilization. The declines or the perceived risk of further declines, or future price volatility in oil and/or natural gas prices could cause oil and gas companies to further reduce their overall level of activity or spending, in which case demand for our services may further decline and revenues may continue to be adversely affected through lower rig utilization and/or lower day rates. Oil and natural gas prices have historically been volatile and are impacted by many factors beyond our control, including:

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

The level of offshore exploration, development and production activity and the price for oil and natural gas is volatile and is likely to continue to be volatile in the future. Any prolonged reduction in oil and natural gas prices may depress the levels of exploration, development and production activity. Furthermore, higher oil and natural gas prices in the future may not necessarily translate into increased activity, and even during periods of relatively high oil prices, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. Advances in onshore exploration and development technologies, particularly with respect to onshore shale plays, could result in our customers allocating a higher percentage of their capital expenditure budgets to onshore exploration and production activities and less to offshore activities. These factors could cause our revenues and margins to decline, reduce day rates and utilization of our rigs and limit our future growth prospects and, therefore, could have a material adverse effect on our financial position, results of operations and cash flows.
Our industry is subject to intense price competition and volatility.
The contract drilling business is highly competitive with numerous industry participants. Drilling contracts are traditionally awarded on a competitive bid basis. Price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability, the quality and technical capability of service and equipment and safety record are also factors. We compete with a number of offshore drilling contractors, many of which are substantially larger than we are and which may possess appreciably greater financial, other resources and assets than we do.
The industry in which we operate historically has been volatile, marked by periods of low demand, excess rig supply and low day rates, followed by periods of high demand, low rig availability and increasing day rates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idled. We may be required to idle additional rigs or to enter into lower-rate contracts in response to market conditions in the future. Presently, there are numerous recently constructed ultra-deepwater vessels and high-specification jackups that have entered the market and more are under contract for construction. Many of these units do not have drilling contracts in place. The entry into service of these new units has increased and will continue to increase rig supply and could curtail a strengthening, or trigger a further reduction, in day rates and utilization as rigs are absorbed into the active fleet. The deepwater market has experienced a decrease in marketed utilization which has led to lower day rates in 2015. Any further increases in construction of new units may increase the negative impact on day rates and utilization. In addition, rigs may be relocated to markets in which we operate, which could result in or exacerbate excess rig supply which may lower day rates in those markets.
We may be required to record impairment charges with respect to our rigs.
We evaluate our property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment may exist when the estimated future cash flows are less than the carrying amount of the asset. Lower utilization and day rates in the regions in which we operate adversely affect our revenues and profitability. Prolonged periods of low utilization and day rates may result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

For example, the Atwood Hunter completed the contract it was working under in December 2014 and, based on the lack of contracting opportunities and the further deterioration of commodity prices, we determined in January 2015 that it was not likely that additional work would be obtained in the foreseeable future. Therefore we made the decision to scrap the rig and the Atwood Hunter and its materials and supplies were written down to their salvage value. We recorded a non-cash impairment charge of approximately $60.8 million. We may make similar decisions and record additional impairments with respect to other rigs whose contracts expire if we are unable to obtain additional work for such rigs. Currently the Atwood Mako and Atwood Manta are both idled. Although we are actively marketing these rigs, there can be no assurance that we will be able to obtain future contracts for these rigs. As of September 30, 2015, we assessed these rigs and determined no impairment charge was necessary. These rigs and other rigs in our fleet may become impaired in the future if the current depressed market conditions are prolonged or if oil and gas prices decrease further.
We may reduce or suspend our dividend in the future, and our indebtedness could limit our ability to pay dividends.
We paid a dividend of $0.25 per share for each of our last four fiscal quarters.  In the future, our board of directors may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position our company for long-term success.   The declaration and amount of future dividends is at the discretion of our board of directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our board of directors deems relevant.  The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. In addition, our ability to pay dividends is limited by the agreements governing our indebtedness and may also be further limited by future agreements governing our indebtedness.  There can be no assurance that we will pay a dividend in the future.
Our business relies heavily on a limited number of customers and a limited number of drilling units and the loss of a significant customer, the loss of a rig, significant downtime for our rigs, or the inability of our customers to perform could materially and adversely impact our business.
Our customer base includes a small number of major and independent oil and gas companies as well as government-owned oil companies. In fiscal year 2015, five customers each accounted for over 10% of our operating revenues: Noble Energy Inc. - 16%, Shell Offshore Inc. - 14%, Woodside Energy Limited - 12%, Chevron Australia Pty. Ltd - 11% and Kosmos Energy - 10%. The contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. Further, consolidation among oil and natural gas exploration and production companies may reduce the number of available customers. Our business and results of operations could be materially and adversely affected if any of our major customers terminate their contracts with us, fail to renew our existing contracts, refuse to award new contracts to us or experience difficulties in obtaining financing to fund their drilling programs. We currently have 11 drilling units, of which nine are currently in operation and two of which are idled and being actively marketed. As a result of the number of rigs in our fleet, if any one or more of our drilling units were idled for a prolonged period of time or if a customer were unable to perform due to liquidity or solvency issues, our business and results of operations could be materially and adversely affected.
Our customers may be unable or unwilling to fulfill their contractual commitments to us, including their obligations to pay for losses, damages or other liabilities resulting from operations under the contract.
Certain of our customers are subject to liquidity or solvency risk and such risk could lead them to seek to repudiate, cancel or renegotiate our drilling contracts for various reasons or fail to fulfill their commitments to us under those contracts. These risks are heightened in periods of depressed market conditions. Our drilling contracts provide for varying levels of indemnification from our customers, including with respect to well control and subsurface risks. Our drilling contracts also provide for varying levels of indemnification and allocation of liabilities between our customers and us with respect to loss or damage to property and injury or death to persons arising from the drilling operations we perform. Under our drilling contracts, liability with respect to personnel and property customarily is generally allocated so that we and our customers each assume liability for our respective personnel and property. Our customers typically assume most of the responsibility for and indemnify us from any loss, damage or other liability resulting from pollution or contamination, including clean-up and removal, third-party damages, and fines and penalties arising from operations under the contract when the source of the pollution originates from the well or reservoir, including those resulting from blow-outs or cratering of the well. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to assume their responsibility, or honor their indemnity to us, for such losses. In addition, under the laws of certain jurisdictions, such indemnities are not enforceable if the cause of the damage was our gross negligence or willful misconduct. This could result in our having to assume liabilities not otherwise contemplated in our contracts due to customer liquidity or solvency issues.

Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts.
Currently, our contracts with customers are day rate contracts, in which we charge a fixed amount per day regardless of the number of days needed to drill the well. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower day rate. Customers may seek to reduce or avoid their obligations under their existing drilling contracts by seeking to renegotiate the terms or terminate the contract. In 2015, for example, we renegotiated drilling contracts with respect to several of our rigs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Outlook” in Item 7 of this Form 10-K.
In addition, certain of our contracts may be canceled upon specified notice at the option of the customer upon payment of an early termination fee, which is typically a majority of the full operating rate over the remainder of the contract term. Contracts also customarily provide for either automatic termination or termination at the option of the customer in the event of total loss of the drilling rig, if a rig is not delivered to the customer, if a rig does not pass acceptance testing within the period specified in the contract, if drilling operations are suspended for extended periods of time by reason of excessive rig downtime for repairs, or other specified conditions, including force majeure or failure to meet minimum performance criteria. Early termination of a contract may result in a rig being idle for an extended period of time. The recent decline in oil prices, the perceived risk of a further decline in oil prices, and the resulting downward pressure on utilization is causing some customers to consider early termination of contracts despite having to pay onerous early termination fees in some cases.
Our revenues may be adversely affected by the early termination of contracts, especially if we are unable to re-contract the affected rig within a short period of time. The termination or renegotiation of a number of our drilling contracts could adversely affect our financial position, results of operations and cash flows.
Our business will be adversely affected if we are unable to secure contracts on economically favorable terms.
The drilling markets in which we compete frequently experience significant fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures and the supply of capable drilling equipment. All but one of our current contracts expire in fiscal year 2017, with no immediate follow-on work currently scheduled. Our ability to extend these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. We may be unable to extend our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the day rates under any new contracts may be substantially below the existing day rates, which could materially reduce our revenues and profitability. We can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when such moves are economically justified, or we can idle rigs temporarily to save operating expenses and reduce rig supply, as we have done with the Atwood Mako and Atwood Manta. If demand for our rigs declines, rig utilization and day rates are generally adversely affected, which in turn, would adversely affect our revenues.
Our current backlog of contract drilling revenue may not be ultimately realized.
As of September 30, 2015, our contract drilling backlog was approximately $1.6 billion for future revenues under firm commitments. Our customers may seek to cancel or renegotiate our contracts for various reasons, including those described above, or we may not be able to perform under these contracts due to events beyond our control. In addition, some of our customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under the contract, which could ultimately lead a customer to go into bankruptcy or to otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. Our inability or the inability of our customers to perform under our or their contractual obligations may have a material adverse effect on our financial position, results of operations or cash flows.
High levels of capital expenditures will be necessary to keep pace with the bifurcation of the drilling fleet.
The market for our services is characterized by continual and rapid technological developments that have resulted in, and will likely continue to result in, substantial improvements in the functionality and performance of rigs and equipment. Our customers are increasingly demanding the services of newer, higher specification drilling rigs. This results in a bifurcation of the drilling fleet for both the jackup and floater rig classes and is evidenced by the higher specification drilling rigs generally operating at higher overall utilization levels and day rates than the lower specification or standard drilling rigs. In addition, a significant number of lower specification rigs are being stacked. As a result of this bifurcation, a high level of capital expenditures may be required to maintain and improve existing rigs and equipment and purchase and construct newer, higher specification drilling rigs to meet the increasingly sophisticated needs of our customers.
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
As of November 4, 2015, there were 57 ultra-deepwater drillships and semisubmersibles under construction for delivery through calendar year 2020 and 125 newbuild jackup rigs under construction with expected delivery dates through calendar year 2020. As a result, shipyards and third-party equipment vendors are under significant resource constraints to meet delivery obligations. Such constraints may lead to delivery and commissioning delays and/or equipment failures and/or quality deficiencies. Furthermore, new drilling rigs may face start-up or other operational complications following completion of construction work or other unexpected difficulties including equipment failures, design or engineering problems that could result in significant downtime at reduced or zero day rates or the cancellation or termination of drilling contracts.
We currently have two ultra-deepwater drillships under construction. Both of these drillships do not have long-term drilling contracts in place. We may also commence the construction of additional rigs for our fleet from time to time without first obtaining drilling contracts covering any such rig. Our failure to secure drilling contracts for rigs under construction, including our remaining uncontracted newbuild drillships, prior to delivery from the shipyard could adversely affect our financial position, results of operations or cash flows. During fiscal year 2015, we postponed the delivery of these drillships and have the option to delay them further. See Note 3 to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
Both of our rigs currently under construction are located at a single shipyard and any such events that affect the shipyard may impact all of our rigs under construction. Delays in the delivery of rigs being constructed or undergoing upgrade, refurbishment or repair may result in delay in contract commencement, resulting in a loss of revenue to us and may cause our customers to seek to terminate or shorten the terms of their contract under applicable late delivery clauses, if any. In the event of termination of any of our contracts, we may not be able to secure a replacement contract on as favorable terms, if at all. The estimated capital expenditures for rig upgrades, refurbishments and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a day rate during the period they are out-of-service.

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
We maintain insurance coverage against casualty and liability risks and have renewed our primary insurance program through June 30, 2016. Certain risks, however, such as pollution, reservoir damage and environmental risks generally are not fully insurable. Although we believe our insurance is adequate, our policies and contractual indemnity rights may not adequately cover all losses or may have exclusions of coverage for certain losses. We do not have insurance coverage or rights to indemnity for all risks. In addition, we may be unable to renew or maintain our existing insurance coverage at commercially reasonable rates or at all. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There is no assurance that our insurance coverage will be available or affordable and, if available, whether it will be adequate to cover future claims that may arise. Additionally, there is no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able or willing to indemnify us against all these risks.

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
In periods of rising demand for offshore rigs, a drilling contractor generally would prefer to enter into well-to-well or other short-term contracts less than one year in duration that would allow the contractor to profit from increasing day rates, while customers with reasonably definite drilling programs would typically prefer long-term contracts in order to maintain day rates at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, a drilling contractor generally would prefer long-term contracts to preserve day rates and utilization, while customers generally would prefer well-to-well or other short-term contracts that would allow the customer to benefit from the decreasing day rates. In the current market, we may not be able to renew long-term contracts that preserve day rates and utilization, or our customers may seek to renegotiate day rates under our existing long-term contracts.
In general, our costs increase as the business environment for drilling services improves and demand for oilfield equipment and skilled labor increases. While many of our contracts include cost escalation provisions that allow changes to our day rate based on stipulated cost increases or decreases, the timing and amount earned from these day rate adjustments may differ from our actual increase in costs. Additionally, if our rigs incur idle time between contracts, we typically do not remove personnel from those rigs because we utilize the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the rig is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

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

In addition, our senior secured revolving credit facility (the "Credit Facility") contains various financial covenants that impose a maximum leverage ratio of 4.0:1.0, a debt to capitalization ratio of 0.5:1.0, a minimum interest expense coverage ratio of 3.0:1.0 and a minimum collateral maintenance of 150% of the aggregate amount outstanding under the Credit Facility. In July 2015, we entered into a third amendment to the Credit Facility providing that, among other things, effective upon our obtaining a specified amount of additional unsecured capital through one or more qualifying capital raises and a subsequent permanent reduction in the commitments under the Credit Facility in an amount equal to at least 70% of the net proceeds from such capital raises, (i) the maximum leverage ratio will be replaced with a senior secured leverage ratio of 3.0:1.0 and (ii) the minimum interest expense coverage ratio will be reduced from 3.0:1.0 to 1.75:1.00. Our ability to meet these covenants or requirements may be affected by events beyond our control, and there can be no assurance that we will satisfy such covenants and requirements in the future. If market or other economic conditions remain depressed or further deteriorate, our ability to meet these covenants and requirements may be impaired. Such restrictions may limit our ability to successfully execute our business plans, which may have adverse consequences on our operations.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial position, results of operations and cash flows, which is subject to prevailing economic and competitive conditions, including our ability to obtain new drilling contracts in the event our existing contracts expire or are terminated or our customers attempt to renegotiate terms, and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we breach our covenants under our Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Credit Facility, the lenders could exercise their rights and we could be forced into bankruptcy or liquidation. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Revolving Credit Facility.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investment decisions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Furthermore, these alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial position at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to seek additional capital or restructure or refinance our indebtedness. In addition, the terms of the agreements govern our existing and future indebtedness may restrict us from adopting some of these alternatives. For example, the term of our existing debt agreements restrict our ability to dispose of assets and use the proceeds therefrom. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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
Environmental, health and safety and vessel and port security laws change frequently, and we may not be able to anticipate such changes or the impact of such changes. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future. Changes in laws or regulations regarding offshore oil and gas exploration, development and production activities, the cost or availability of insurance, and decisions by customers, governmental agencies or other industry participants could reduce demand for our services or increase our costs of operations, which could have a negative impact on our financial position, results of operations or cash flows, but we cannot reasonably or reliably estimate that such changes will occur, when they will occur or if they will impact us. Such changes can occur quickly within a region, similar to the increases in regulatory requirements in the U.S. Gulf of Mexico following the Macondo well incident in April 2010. These changes may impact utilization and day rates both in the affected region and globally. We may not be able to respond quickly, or at all, to mitigate such changes.
Failure to comply with the U.S. Foreign Corrupt Practices Act or foreign anti-bribery legislation could have an adverse impact on our business.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions, including the United Kingdom Bribery Act 2010, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices and impact our business. Although we have programs in place covering compliance with anti-bribery legislation, any failure to comply with the FCPA or other anti-bribery legislation could provide a customer with termination rights under a contract and could subject us to civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations or cash flows. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.
Our international operations may involve risks not generally associated with domestic operations.

We derive a significant portion of our revenues from operations outside the United States. Our operations are subject to risks inherent in conducting business internationally, such as:

•	legal and governmental regulatory requirements;

•	difficulties and costs of staffing and managing international operations;

•	political, social and economic instability;

•	terrorist acts, piracy, kidnapping, extortion, war and civil disturbances;

•	language and cultural difficulties;

•	potential rig seizure, expropriation or nationalization of assets or confiscatory taxation;

•	import-export quotas or other trade barriers;

•	renegotiation, nullification or modification of existing contracts;

•	difficulties in collecting accounts receivable and longer collection periods;

•	foreign and domestic monetary policies;

•	work stoppages;

•	complications associated with repairing and replacing equipment in remote locations;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	wage and price controls;

•	assaults on property or personnel, including kidnappings;

•	travel limitations or operational problems caused by public health issues, epidemics or security threats;

•	imposition of currency exchange controls;

•	solicitation by governmental officials for improper payments or other forms of corruption;

•	currency exchange fluctuations and devaluations; or,

•	potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws.
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
In the past, these conditions or events have not materially affected our operations. However, we cannot predict whether any such conditions or events might develop in the future. Also, we organized our subsidiary structure and our operations, in part, based on certain assumptions about various foreign and domestic tax laws, currency exchange requirements and capital and profit repatriation laws. While we believe our assumptions are correct, there can be no assurance that taxing or other authorities will reach the same conclusion. If our assumptions are incorrect, or if the relevant countries change or modify such laws or the current interpretation of such laws, we may suffer adverse tax and financial consequences, including the reduction of cash flow available to meet required debt service and other obligations. Any of these factors could materially adversely affect our international operations and, consequently, our business, financial position, results of operations or cash flows.
Our information technology systems are subject to cybersecurity risks and threats.
We depend on information technology systems to conduct our operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks. Due to the nature of cyber attacks, breaches to our systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently we do not carry insurance for losses related to cybersecurity attacks, and may determine not to obtain such insurance in the future.
Our business is subject to war, sabotage, terrorism and piracy, which could have an adverse effect.
Current and future military campaigns may have unforeseen effects on the energy industry in general, or us in particular, in the future. Uncertainty surrounding retaliatory military strikes or a sustained military campaign may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy.
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
Our operations rely on a significant supply of capital equipment and consumable spare parts to maintain and repair our fleet. We also rely on the supply of ancillary services, including supply boats and helicopters. Certain high specification parts and equipment we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider. A disruption in the deliveries from such third-party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers, adversely impact our operations and revenues, delay our rig upgrade, repair or construction projects, or increase our operating costs.

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.
Certain of our employees and contractors in international markets are represented by labor unions or work under collective bargaining or similar agreements, which are subject to periodic renegotiation. Efforts may be made from time to time to unionize portions of our workforce. In addition, we may in the future be subject to strikes or work stoppages and other labor disruptions. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our revenues or limit our flexibility.
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
U.S. federal legislation has been proposed in Congress to reduce GHG emissions, but to date efforts to pass federal legislation limiting GHG emissions have not been successful, though it is possible that such legislation may be enacted in the U.S. in the future. In addition, the EPA has undertaken new efforts to collect information regarding GHG emissions and their effects. EPA adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S. on an annual basis, as well as certain onshore and offshore oil and natural gas production facilities on an annual basis. The EPA also has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which established a permitting requirement for emissions of GHGs from certain large stationary sources. The EPA recently proposed specific measures to reduce methane emissions, which are GHGs, from onshore oil and gas activities. Foreign jurisdictions are also addressing climate changes by legislation or regulation. The adoption of legislation and regulatory programs to reduce emissions of GHGs could require us to incur increased energy, environmental and other costs and capital expenditures to comply. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial position, results of operations or cash flows.
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
Our property consists primarily of mobile offshore drilling rigs and ancillary equipment. Eight of our rigs are pledged under our senior secured revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” in Item 7 of this Form 10-K.
We lease our office at our corporate headquarters in the United States and own or lease support offices in Australia, Malaysia, Singapore, the United Arab Emirates and the United Kingdom.
We incorporate by reference in response to this item the information set forth in Item 1, Item 7 and Note 3 to our Consolidated Financial Statements in this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
We have certain actions, claims and other matters pending as discussed and reported in Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. As of September 30, 2015, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “ATW”. As of November 5, 2015, there were approximately 63 record owners of our common stock. On November 5, 2015, the closing price of our shares as reported by the NYSE was $17.64 per share.
The following table sets forth the range of high and low sales prices per share of our common stock as reported by the NYSE for the periods indicated.

	Fiscal 2015		Fiscal 2014
Quarters Ended	Low	High	Low	High
December 31	$26.36	$43.85	$50.29	$58.46
March 31	26.12	35.24	44.88	53.54
June 30	25.89	35.66	45.33	53.90
September 30	14.15	26.50	42.55	53.00

The following table sets forth the dates declared, paid and the amount of dividends per share of our common stock.

Declared	Paid	Amount per share
September 2014	January 2015	$0.25
February 2015	April 2015	0.25
May 2015	July 2015	0.25
August 2015	October 2015	0.25
The declaration and amount of future dividends is at the discretion of our board of directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our board of directors deems relevant. In addition, our ability to pay dividends is limited by the agreements governing our indebtedness and may also be further limited by future agreements governing our indebtedness. In the future, the amount per share of our dividend payments may change, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.
Under our long-term incentive plans, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock awards and exercise of stock options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the quarter ended September 30, 2015, we withheld the following shares to satisfy tax withholding obligations:

Period	No. of Shares	Average Price
July 1 - July 31, 2015	164	$21.17
August 1 - August 31, 2015	—	—
September 1 - September 30, 2015	—	—
Total	164
Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Performance Graph

Below is a comparison of five-year cumulative total returns among Atwood Oceanics, Inc. and the Center for Research in Security Prices ("CRSP") index for the NYSE/AMEX/NASDAQ stock markets, and our self-determined peer group of drilling companies. Total returns assume that $100 was invested in each on September 30, 2010, dividends, if any, were reinvested and a September 30 fiscal year end.

	Fiscal Year Ended September 30,
CRSP Total Returns Index for:	2010	2011	2012	2013	2014	2015
Atwood Oceanics, Inc.	100.0	112.8	149.3	180.8	143.5	50.8
NYSE/AMEX/Nasdaq Stock Markets (U.S. Companies)	100.0	100.5	130.4	158.6	186.3	183.7
Self-determined Peer Group	100.0	87.7	110.4	120.1	85.2	34.0

Our self-determined peer group (weighted according to market capitalization) is as follows: Diamond Offshore Drilling, Inc., Ensco plc, Noble Corporation plc, Rowan Companies plc, SeaDrill Limited and Transocean Ltd.

The performance graph above is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933 unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data for each of the last five fiscal years is presented below:

	At or For the Years Ended September 30,
(In thousands, except per share amounts and ratios)	2015	2014	2013	2012	2011

STATEMENTS OF OPERATIONS DATA:
Total revenues	$1,395,851	$1,173,953	$1,063,663	$787,421	$645,076
Contract drilling costs and reimbursable expenses	(559,165)	(562,353)	(458,925)	(347,179)	(223,565)
Depreciation	(171,947)	(147,358)	(117,510)	(70,599)	(43,597)
General and administrative	(57,229)	(61,461)	(56,786)	(49,776)	(44,407)
Asset impairment	(60,777)	—	—	—	—
Gain (loss) on sale of assets	(15,303)	34,139	(971)	(457)	153
Other, net	—	1,864	—	—	(5,000)
Operating income	531,430	438,784	429,471	319,410	328,660
Other expense	(52,460)	(41,491)	(24,670)	(6,106)	(3,813)
Tax provision	(46,397)	(56,471)	(54,577)	(41,133)	(53,173)
Net Income	$432,573	$340,822	$350,224	$272,171	$271,674

PER SHARE DATA:
Earnings per common share:
Basic	$6.70	$5.31	$5.38	$4.17	$4.20
Diluted	$6.65	$5.24	$5.32	$4.14	$4.15
Average common shares outstanding:
Basic	64,581	64,240	65,073	65,267	64,754
Diluted	65,030	65,074	65,845	65,781	65,403

Cash dividends declared per share	$0.75	$0.25	—	—	—

BALANCE SHEET DATA:
Cash	$113,983	$80,080	$88,770	$77,871	$295,002
Working capital	472,227	330,430	296,888	232,887	301,608
Property and equipment, net	4,172,132	3,967,028	3,164,724	2,537,340	1,887,321
Total assets	4,809,011	4,507,228	3,657,266	2,943,762	2,375,391
Total debt	1,685,946	1,742,122	1,263,232	830,000	520,000
Shareholders' equity	2,947,170	2,555,524	2,207,371	1,939,422	1,652,787
Ratio of current assets to current liabilities	4.49	2.97	2.89	2.69	2.89

	At or For the Years Ended September 30,
	2015	2014	2013	2012	2011

FLEET DATA:
Rig count (at end of period)
All rigs	11	13	13	11	10
In-service rigs (1)	11	12	11	9	7
Utilization rate - full (2)
All rigs	98%	83%	83%	75%	61%
In-service rigs (1)	98%	94%	100%	96%	91%
Utilization rate - available (3)
All rigs	99%	85%	84%	78%	63%
In-service rigs (1)	99%	97%	100%	100%	95%

(1)	In-service rigs exclude idled rigs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Outlook" for further discussion of idled rigs.

(2)	Full utilization rate is calculated by dividing the actual number of days a rig was under contract during the year by 365 days.

(3)
Available utilization rate is calculated by dividing the actual number of days a rig was under contract during the period by the number of days a rig was available to be under contract during the period, which excludes out of service time for planned regulatory projects between contracts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position at September 30, 2015 and 2014 and our results of operations for each of the fiscal years for the three year period ended September 30, 2015 and should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 of this Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Form 10-K. See “Forward-Looking Statements”.

OVERVIEW
Financial and operating results for the fiscal year ended September 30, 2015, include:

•	Record operating revenues totaling $1.40 billion on 4,015 operating days as compared to operating revenues of $1.17 billion on 3,839 operating days for the fiscal year ended September 30, 2014;

•	Record net income of $433 million as compared to net income of $341 million for the fiscal year ended September 30, 2014;

•	Diluted earnings per share of $6.65 as compared to diluted earnings per share of $5.24 for the fiscal year ended September 30, 2014;

•	Net cash provided by operating activities of $604.3 million as compared to net cash provided by operating activities of $442.6 million for the fiscal year ended September 30, 2014;

•	Increase in cash on hand of $33.9 million for the fiscal year ended September 30, 2015;

•	Capital expenditures of $448.0 million for the fiscal year ended September 30, 2015, primarily for our two drillships under construction;

•	Debt to capitalization ratio of 36% at September 30, 2015.

MARKET OUTLOOK
Industry Conditions
The level of activity in the offshore drilling industry, which affects the sector’s profitability, is cyclical and highly dependent on the capital expenditure spending patterns of E&P companies. E&P company offshore drilling expenditures are influenced by the current prices of oil and gas, expectations about future prices, company-specific cash flow levels, historical project returns and other capital allocation strategies (e.g., onshore versus offshore drilling). After a multi-year increase in offshore drilling demand into 2014, we are now in the midst of declining offshore rig usage due to a significant slowdown in E&P spending that has been exacerbated by a sharp decline in oil prices. Oil prices have dropped by more than 50% over the past fiscal year, with Brent recently trading around $45 per barrel at September 30, 2015 versus $95 per barrel at September 30, 2014. In response, E&P companies have reduced offshore capital spending in 2015, including the cancellation or deferral of existing drilling programs, and are expected to reduce their offshore spending further in 2016, absent an improvement in oil prices. Further decreases in oil prices, or anticipated decreases in oil prices, may lead to further reductions in capital expenditures by E&P companies on drilling programs, which in turn could materially and adversely affect our financial position, results of operations or cash flows. See "Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices" under "Risk Factors" Item 1A of this Annual Report on Form 10-K.
As rig demand has declined, the supply of offshore drilling rigs, both floaters and jackups, continues to grow as drilling contractors take delivery of newer, more capable rigs which were ordered earlier in the cycle. As a result of this growing oversupply of rigs, a lower percentage of marketed rigs are being re-contracted, and day rates have declined sharply across all offshore rig classes in the past year. Customers continue to prefer newer, high specification rigs over the older, less capable rigs, especially for drilling programs with a high degree of technical complexity or which are conducted in more remote geological basins. However, the general bifurcation of utilization and day rates across different generations of rigs has not prevented some newer, more modern rigs from also being idled or cold-stacked as drilling demand has declined. In addition, an increasing number of older, less capable rigs have been announced for scrapping, and there is an expectation that this trend will continue into 2016. Despite the scrapping or idling of rigs, we can provide no assurance that further declines in rig utilization and day rates will not occur due to the persistence of an offshore rig supply and demand imbalance.

An emerging trend of some E&P companies to seek to cancel or renegotiate existing drilling contracts has accelerated throughout 2015 as demand for rigs and market day rates decrease. In 2015, for example, we renegotiated drilling contracts with respect to the Atwood Osprey, Atwood Beacon, Atwood Achiever and the Atwood Orca. Following a weather-related force majeure event, we entered into an amendment to the Atwood Osprey drilling contract in April 2015 that reduced the contractual maturity date by one year. In addition, we reached agreements for a six-month extension for the Atwood Beacon in July 2015, a one year extension for the Atwood Achiever in October 2015 and a nine month extension for the Atwood Orca in October 2015. These agreements incorporated reduced day rates for some portion of the existing term in exchange for the extensions. See Part I, Item 1. “Business - Drilling Contracts” for a discussion of the terms of our drilling contracts.
Some of our contracts with customers may be canceled at the option of the customer upon payment of a termination fee which may not fully compensate us for the loss of the contract and may result in a rig being idle for an extended period of time. In addition, some of our customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. Further deterioration in cash flow generation by E&P companies may accelerate these trends. If our customers seek to cancel or renegotiate our significant contracts and we are unable to negotiate favorable terms or secure new contracts on substantially similar terms, or at all, our revenues and profitability could be materially reduced.
Ultra-deepwater and Deepwater Rig Markets
Both the ultra-deepwater and deepwater rig markets are experiencing declining utilization and day rates. As of November 4, 2015, the number of marketed ultra-deepwater rigs under contract industry-wide decreased to 132 out of a total of 152 or 87% and the number of marketed deepwater rigs under contract decreased to 39 out of a total of 55 or 71%. These decreases in the percentage of marketed rigs under contract are driven by reduced rig demand across all geographic regions coupled with an increase in marketed supply due to continued deliveries of newbuild rigs, primarily from Korean and Singaporean shipyards.
As of November 4, 2015, 57 ultra-deepwater floaters were under construction with scheduled deliveries through January 2020. Thirty-three of these newbuild ultra-deepwater floaters were contracted, including 28 under long-term contracts with Petrobras that are primarily being constructed in shipyards located in Brazil. In response to reduced rig demand and lack of suitable drilling programs, we and other drilling contractors have proactively delayed delivery of rigs under construction. Five ultra-deepwater rigs are scheduled for delivery during the remainder of 2015, 21 are scheduled for delivery in 2016 and an additional 31 units are scheduled for delivery in 2017 and beyond.
The number of idle rigs being cold-stacked and scrapped has increased since the beginning of the year. Prior to 2015, cold-stacking was generally limited to older, less capable deepwater and mid-water rigs. During calendar year 2015, 16 ultra-deepwater rigs and 16 deepwater rigs, have been announced for cold-stacking, retirement or scrapping and will no longer be actively marketed for the foreseeable future.
Our Ultra-deepwater Rigs and Deepwater Rigs
The Atwood Achiever, a dynamically positioned, ultra-deepwater drillship, is operating offshore Northwest Africa and is contracted through approximately November 2018. The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, is operating in the U.S. Gulf of Mexico and is contracted through April 2017.
The Atwood Condor, a dynamically positioned, ultra-deepwater semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through November 2016. The Atwood Osprey, an ultra-deepwater semisubmersible, is operating offshore Australia. On March 12, 2015, the Atwood Osprey parted several mooring lines and drifted approximately three nautical miles from its original position during Cyclone Olwyn, which impacted the northwest coast of Australia. The duration of the force majeure event and required rig repairs triggered termination rights for our customer under the drilling contract. The parties entered into an amendment to the Atwood Osprey drilling contract in April 2015 that reduced the contractual maturity date by one year without changing the contractual rates or other terms. As a result, the Atwood Osprey is now contracted through May 2016. Repairs for damage sustained by the rig and required regulatory approvals were completed in late-May 2015.
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

The Atwood Admiral and Atwood Archer were originally scheduled to be delivered in March 2015 and December 2015, respectively. Due to lack of suitable drilling programs, we have not yet secured the initial drilling contracts for these rigs. As a result, in October 2014, we entered into amendments to our construction contracts with DSME to delay the delivery of these two rigs by six months each to September 30, 2015 and June 30, 2016, respectively. On February 6, 2015, we entered into additional amendments which provided us the option to further delay delivery of the Atwood Admiral and Atwood Archer by two further periods of six months each. On March 30, 2015, we exercised the first option to further delay delivery of the Atwood Admiral to March 31, 2016. On May 18, 2015, we entered into additional amendments which accelerated the milestone payment schedules in consideration of DSME agreeing to keep the vessels at dockside, which lowers future operating costs.
We are unable to provide any assurance that we will obtain drilling contracts for these rigs prior to their delivery. See Note 3 to our Consolidated Financial Statements in Item 8. of Part II of this Annual Report on Form 10-K for further details of the impact of these amendments.
Jackup Rig Market
The jackup rig market is experiencing similar utilization and day rate challenges as the floating rig markets. Declining rig demand coupled with continued delivery of newbuild rigs, primarily from shipyards in China and Singapore, have negatively impacted the jackup rig supply and demand balance worldwide. Despite the bifurcation trend that favors utilization of new, higher specification rigs at the expense of older, lower specification rigs, all classes of jackup rigs have experienced lower day rates and utilization. As of November 4, 2015, the percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract was approximately 80% as compared to 78% for the remainder of the global jackup fleet.
We expect that the increase in global jackup supply due to the continued delivery of high specification newbuild rigs through the end of 2017, will put additional pressure on rig utilization and day rates. As of November 4, 2015, there were 125 newbuild jackup rigs under construction. Of the 31 jackup rigs scheduled for delivery in the remainder of 2015, only one of these is contracted. The remaining 94 rigs are scheduled for delivery primarily in 2016 and 2017. Absent a recovery in jackup rig demand and/or a reduction in rig supply due to cold-stacking, scrapping or retirements, this increase in the marketed supply of jackups, most of which are high specification, is expected to exceed customer requirements for the foreseeable future,
The number of idle jackup rigs being permanently removed from the marketed rig supply has increased significantly in 2015, as eight high specification jackups and 26 standard jackups have been cold-stacked, scrapped or retired thus far. This trend is expected to accelerate into 2016 as older rigs are displaced due to declining demand and increasing competition from newer, more capable rigs.

Our High Specification Jackup Rigs
The Atwood Mako, a 400-foot water depth Pacific Class jackup, operated offshore Vietnam through September 2015. We have been unable to obtain follow-on work for this rig, and it is currently idle as we seek additional contracts. The Atwood Manta and the Atwood Orca are both 400-foot water depth Pacific Class jackups and have been operating offshore Thailand. The Atwood Orca received a nine-month extension of its existing contract in October 2015 and is currently contracted through October 2016. The Atwood Manta was idled in October 2015 after we were unable to obtain follow-on work. We are continuing to actively market the rig.
The Atwood Aurora, a 350-foot water depth jackup, is operating offshore West Africa and is contracted through September 2016. The Atwood Beacon, a 400-foot water depth jackup, is operating in the Mediterranean Sea and is contracted through June 2016.
Sale of Rigs
In December 2014, we completed the sale of our mid-water floater semisubmersible, the Atwood Southern Cross. The Atwood Hunter, a deepwater semisubmersible, was idled in December 2014 and in January 2015, we made the decision to scrap and recycle the rig. In August 2015, we completed the sale of the Atwood Hunter for recycling.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at September 30, 2015 was approximately $1.6 billion, representing a 47% decrease compared to our contract backlog of $3.0 billion at September 30, 2014. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, customer reimbursables and bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See Item 1A., “Risk Factors—Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts” of this Form 10-K.
The following tables set forth as of September 30, 2015, the amount of our contract drilling revenue backlog and the percent of available operating days committed for our actively-marketed drilling units for the periods indicated:

Contract Drilling Revenue Backlog	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020 and thereafter	Total
(In millions)
Ultra-deepwater	$704	$312	$181	$—	$—	$1,197
Deepwater	221	—	—	—	—	221
Jackups	138	2	—	—	—	140
	$1,063	$314	$181	$—	$—	$1,558

Percentage of Available Operating Days Committed	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020 and thereafter
(In millions)
Ultra-deepwater	69%	27%	17%	—%	—%
Deepwater	68%	—%	—%	—%	—%
Jackups	56%	2%	—%	—%	—%
	66%	13%	8%	—%	—%

RESULTS OF OPERATIONS
Fiscal Year 2015 versus Fiscal Year 2014
Revenues—Revenues for fiscal year 2015 increased $222 million, or 19%, compared to the prior fiscal year. Fiscal year 2015 included 4,015 operating days versus 3,839 operating days in fiscal year 2014. A comparative analysis of revenues for fiscal years 2015 and 2014 is as follows:

	REVENUES
(In millions)	Fiscal 2015	Fiscal 2014	Variance
Ultra-Deepwater	$721	$462	$259
Deepwater	336	333	3
Jackups	285	308	(23)
Reimbursable	54	71	(17)
	$1,396	$1,174	$222

Our ultra-deepwater fleet realized average revenues of $501,000 per day on 1,440 operating days for fiscal year 2015, as compared to $440,000 per day on 1,050 operating days for fiscal year 2014. The increase in operating days and average revenue per operating day for fiscal year 2015, is largely due to the Atwood Advantage and Atwood Achiever. The Atwood Advantage was delivered in December 2013 and commenced drilling operations in April 2014 and thus operated a full year in fiscal 2015 versus a partial year in fiscal 2014. The Atwood Achiever was delivered in September 2014 and commenced drilling operations in November 2014.

Our deepwater fleet realized average revenues of $425,000 per day on 790 operating days for fiscal year 2015, as compared to $390,000 per day on 860 operating days for fiscal year 2014. The decrease in operating days for fiscal year 2015, compared to fiscal year 2014, is primarily due to the sale of the Atwood Hunter, which completed its contract in December 2014. This decrease in operating days was offset by higher day rates realized in fiscal year 2015 by the Atwood Eagle and Atwood Falcon.

Our jackup fleet realized average revenues of $160,000 per day on 1,785 operating days for fiscal year 2015, as compared to $160,000 per day on 1,929 operating days for fiscal year 2014. Overall, the jackup fleet realized lower revenue for fiscal year 2015, as compared to fiscal year 2014, due primarily to a lower number of operating days, resulting from the sale of the Vicksburg in January 2014 and uncontracted as well as out of service days on the Atwood Mako.

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
Drilling Costs—Drilling costs for fiscal year 2015 decreased $3 million, or 1%, compared to the prior fiscal year. Fiscal year 2015 included 4,015 operating days versus 3,839 operating days in fiscal year 2014. A comparative analysis of drilling costs for fiscal years 2015 and 2014 is as follows:

	DRILLING COSTS
(In millions)	Fiscal 2015	Fiscal 2014	Variance
Ultra-Deepwater	$264	$167	$97
Deepwater	127	201	(74)
Jackups	126	132	(6)
Reimbursable	39	56	(17)
Other	3	6	(3)
	$559	$562	$(3)

Ultra-deepwater drilling costs increased during fiscal year 2015, as compared to fiscal year 2014. Average drilling costs per calendar day for our ultra-deepwater rigs increased from approximately $170,000 for fiscal year 2014, to approximately $182,000 for fiscal year 2015, primarily as a result of the addition of the Atwood Achiever and Atwood Advantage to our fleet and due to cyclone related costs incurred on the Atwood Osprey.

Deepwater drilling costs decreased during fiscal year 2015, as compared to fiscal year 2014. Average drilling costs per calendar day for our deepwater rigs decreased from approximately $185,000 for fiscal year 2014, to approximately $154,000 for fiscal year 2015, primarily as a result of sale of the Atwood Hunter.

Jackup drilling costs decreased during fiscal year 2015, as compared to fiscal year 2014, primarily due to the sale of the Vicksburg in January 2014 and due to costs incurred by the Atwood Beacon to prepare the rig to start on its current contract in Italy in fiscal year 2014. The average drilling cost per calendar day decreased to approximately $69,000 for fiscal year 2015, from approximately $70,000 for fiscal year 2014.

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
Depreciation—Depreciation expense for the fiscal year 2015 increased $25 million, or 17%, compared to the prior fiscal year. A comparative analysis of depreciation expense for fiscal years 2015 and 2014 is as follows:

	DEPRECIATION EXPENSE
(In millions)	Fiscal 2015	Fiscal 2014	Variance
Ultra-Deepwater	$113	$84	$29
Deepwater	17	21	(4)
Jackups	36	37	(1)
Other	6	5	1
	$172	$147	$25

Ultra-deepwater depreciation increased by $29 million during fiscal year 2015, as compared to fiscal year 2014, due to the delivery of the Atwood Advantage and Atwood Achiever, which were placed into service in December 2013 and September 2014, respectively.

Asset Impairment—During the fiscal year 2015, we recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share) to write the Atwood Hunter and its materials and supplies down to their salvage value. See Note 3 to Consolidated Financial Statements in Item 8 of Part II of this Annual Report.

General and Administrative—During fiscal year 2015, general and administrative expenses decreased by approximately $4.3 million to $57.2 million, as compared to $61.5 million for fiscal year 2014. These decreases were primarily due to lower payroll related employee expenses, including share-based compensation adjustments.

Loss on sale of assets—Our loss on sale of assets of approximately $15.3 million during fiscal year, 2015 includes $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) due to the sale of the Atwood Southern Cross and approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share) due to the sale of the Atwood Hunter.

Interest Expense, net of capitalized interest— During fiscal year 2015, interest expense, net of capitalized interest, increased by approximately $10.8 million to $52.6 million, as compared to $41.8 million for fiscal year 2014. These increases were primarily due to lower capitalized interest in fiscal year 2015 as a result of fewer rigs under construction, as compared to fiscal year 2014.

Income Taxes—Our consolidated effective income tax rate for fiscal year 2015 was approximately 10%, as compared to 14% for fiscal year 2014. The effective tax rate for fiscal year 2015 was lower than the rate for fiscal year 2014 primarily due to a change in the geographical mix of income as well as the recognition of certain discrete tax expenses during fiscal year 2014. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.
Fiscal Year 2014 versus Fiscal Year 2013
Revenues—Revenues for fiscal year 2014 increased $110 million, or 10%, compared to fiscal year 2013. Fiscal year 2014 included 3,869 operating days versus 3,718 operating days in fiscal year 2013. A comparative analysis of revenues for fiscal years 2014 and 2013 is as follows:

	REVENUES
(In millions)	Fiscal 2014	Fiscal 2013	Variance
Ultra-Deepwater	$462	$335	$127
Deepwater	333	415	(82)
Jackups	308	268	40
Reimbursable	71	46	25
	$1,174	$1,064	$110
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
Drilling Costs— Drilling costs for fiscal year 2014 increased $103 million, or 23%, compared to fiscal year 2013. Fiscal year 2014 included 3,839 operating days versus 3,718 operating days in fiscal year 2013. A comparative analysis of drilling costs for fiscal years 2014 and 2013 is as follows:

	DRILLING COSTS
(In millions)	Fiscal 2014	Fiscal 2013	Variance
Ultra-Deepwater	$167	$127	$40
Deepwater	201	168	33
Jackups	132	124	8
Reimbursable	56	33	23
Other	6	7	(1)
	$562	$459	$103
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

Depreciation—Depreciation expense for fiscal year 2014 increased $29 million, or 25%, as compared to fiscal year 2013. A comparative analysis of depreciation expense by rig for fiscal years 2014 and 2013 is as follows:

	DEPRECIATION EXPENSE
(In millions)	Fiscal 2014	Fiscal 2013	Variance
Ultra-Deepwater	$84	$59	$25
Deepwater	21	21	—
Jackups	37	32	5
Other	5	6	(1)
	$147	$118	$29
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
At September 30, 2015, we had $114 million of cash on hand. At any time, we may require a significant portion of our cash on hand for working capital and other purposes. During fiscal year 2015, we relied principally on our cash flows from operations, cash on hand and borrowings under our Credit Facility to meet liquidity needs and fund our cash requirements including our capital expenditures of $448 million. To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Cash Flows

(In millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net cash provided by operating activities	604,287	$442,620	$432,110
Net cash used by investing activities	(452,421)	(914,215)	(745,076)
Net cash provided by financing activities	(117,963)	462,905	323,865

Working capital increased from $330 million as of September 30, 2014 to $472 million as of September 30, 2015. Net cash from operating activities for the fiscal year 2015 was $604 million, which compared to $443 million for fiscal year 2014.

Investing Activities
Capital Expenditures
Our investing activities are primarily related to capital expenditures for property and equipment. Our capital expenditures for fiscal 2015, including maintenance capital expenditures, totaled $448 million. As of September 30, 2015, we had expended approximately $675 million on our two drillships under construction at that date. We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our Credit Facility. The expected remaining costs including firm commitments, project management, capitalized interest, drilling tools, handling tools and spares for our drilling units under construction for fiscal year 2016 is $575 million.
Sale of assets

During August 2015, we completed the sale of our rig, the Atwood Hunter, for recycling. We received $2.9 million in proceeds and we recorded a loss of approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share).

During December 2014, we completed the sale of our rig, the Atwood Southern Cross for recycling. We received $2.1 million in proceeds and incurred related costs of $2.0 million. We recorded a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share).

Financing Activities

Our financing activities primarily consist of borrowing and repayment of long-term and short-term debt and dividend payments. Proceeds received from issuances of long-term debt and borrowings from our bank credit facilities totaled $225 million for fiscal year 2015, $700 million for fiscal year 2014 and $600 million for fiscal year 2013. Repayments on our bank credit facilities were $280 million for fiscal year 2015, $220 million for fiscal year 2014 and $175 million for fiscal year 2013. We had repayments of short-term debt of $12 million for fiscal year 2015, repayments of $14 million for fiscal year 2014 and proceeds of $3 million for fiscal year 2013. We paid quarterly dividends of $0.25 per share in January, April, August and October 2015. See “-Dividends.”

6.50% Senior Notes Due 2020

As of September 30, 2015, our 6.50% fixed-rate Senior Notes due 2020 (the "Senior Notes") had aggregate principal amount of $650 million outstanding. The Senior Notes are senior unsecured obligations and are not currently guaranteed by any of our subsidiaries. Interest is payable on the Senior Notes semi-annually in arrears. The indenture governing the Senior Notes contains provisions that limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness or issue preferred stock; pay dividends or make other restricted payments; sell assets; make investments; create liens; enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the Senior Notes become rated investment grade. The indenture governing the Senior Notes also contains customary events of default, including payment defaults; defaults for failure to comply with other covenants in the indenture; cross-acceleration and entry of final judgments in excess of $50.0 million; and certain events of bankruptcy, in certain cases subject to notice and grace periods. We are required to offer to repurchase the Senior Notes in connection with specified change in control events or with excess proceeds of asset sales not applied for permitted purposes.

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
Revolving Credit Facility
As of September 30, 2015, our Credit Facility, had $1.547 billion of total commitments. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the Credit Facility and we and certain of our other subsidiaries are guarantors under the facility. On March 5, 2015, we entered into an amendment to the Credit Facility, which, among other things, (i) extended the maturity with respect to $1.245 billion of the total $1.547 billion of commitments under the Credit Facility to May 2019 and (ii) amended the maximum leverage ratio upwards to 4.50:1.00 through December 31, 2017, after which period the maximum leverage ratio will revert back to 4.00:1.00 through maturity. Lenders holding commitments of approximately $305 million did not agree to extend their commitment and those commitments mature in May 2018. On August 6, 2015, total commitments were reduced from $1.550 billion to $1.547 billion due to the sale of the Atwood Hunter, which secured the Credit Facility prior to its sale
As of September 30, 2015, we had $1.03 billion of outstanding borrowings and $5.3 million of letters of credit issued under the Credit Facility. As of September 30, 2015, we had approximately $512 million available for borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, each case based on our corporate credit ratings.

The Credit Facility contains various financial covenants in addition to the maximum leverage ratio discussed above, including a debt to capitalization ratio of 0.5:1.0, a minimum interest expense coverage ratio of 3.0:1.0 and a minimum collateral maintenance of 150% of the aggregate amount outstanding under the Credit Facility. On July 29, 2015, we entered into a third amendment to the our Credit Facility providing that, among other things, effective upon our obtaining a specified amount of additional unsecured capital through one or more qualifying capital raises, use of net proceeds from the capital raise to pay down the outstanding amount drawn, and subsequently permanently reducing the commitments under the Credit Facility in an amount equal to at least 70% of the net proceeds from such capital raises, (i) the maximum leverage ratio will be replaced with a senior secured leverage ratio of 3.0:1.0 and (ii) the minimum interest expense coverage ratio will be reduced from 3.0:1.0 to 1.75:1.00.
In addition, the Credit Facility contains limitations on our and certain of our subsidiaries' ability to incur liens; merge, consolidate or sell substantially all assets; pay dividends; incur additional indebtedness; make advances, investments or loans; and transact with affiliates. The Credit Facility also contains customary events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, guarantees or security documents not being in full effect, non-compliance with the Employee Retirement Income Security Act of 1974, cross-defaults under other debt agreements, or a change of control. The Credit Facility is secured primarily by first preferred mortgages on eight of our active drilling units (Atwood Aurora, Atwood Beacon, Atwood Condor, Atwood Eagle, Atwood Falcon, Atwood Mako, Atwood Manta and Atwood Osprey), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. We were in compliance with all financial covenants under the Credit Facility at September 30, 2015, and we anticipate that we will continue to be in compliance for the next fiscal year.
The following summarizes our availability under our Credit Facility at September 30, 2015 (in millions):

Commitment under Credit Facility	$1,547
Borrowings under Credit Facility	(1,030)
Letters of Credit Outstanding	(5)
Availability	$512

Letter of Credit Facility

On July 29, 2015, AOWL entered into a letter of credit facility with BNP Paribas (“BNP”), pursuant to which BNP may, in its sole and absolute discretion, issue letters of credit from time to time at the request of AOWL, for the account of AOWL and its subsidiaries, up to an unlimited stated face amount of such letters of credit. Certain fees will be payable upon the issuance of each letter of credit under the letter of credit facility, with the amount of such fees depending on whether such letters of credit are performance letters of credit or financial letters of credit.  BNP has no commitment under the facility to issue letters of credit, and the facility, as well as BNP’s willingness to receive requests from AOWL with respect to the issuance of letters of credit may be cancelled by BNP at any time. The facility contains certain events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, cross-defaults under other debt agreements, or a change of control.

Repurchase and Retirement of Common Shares
As of September 30, 2015, we did not have an active stock repurchase program. In fiscal year 2013, we repurchased and retired 2,000,000 shares of our common stock for an aggregate purchase price of $107.3 million.

Dividends

The following table sets forth the dates declared, paid and the amount of dividends per share of our common stock.

Declared	Paid	Amount per share
September 2014	January 2015	$0.25
February 2015	April 2015	0.25
May 2015	July 2015	0.25
August 2015	October 2015	0.25

The declaration and amount of future dividends is at the discretion of our board of directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our board of directors deems relevant. In addition, our ability to pay dividends is limited by the agreements governing our indebtedness and may also be further limited by future agreements governing our indebtedness. In the future, the amount per share of our dividend payments may change, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a) (4) (ii) of Regulation S-K.
Commitments and Contractual Obligations
The following table summarizes our obligations and commitments as of September 30, 2015 for fiscal years ended September 30.

(In thousands)	Fiscal 2016	Fiscal 2017 and 2018	Fiscal 2019 and 2020	Fiscal 2021 and Thereafter	Total
Debt (1)	$—	$—	$1,680,000	$—	$1,680,000
Interest (2)	75,214	139,498	71,659	—	286,371
Purchase Commitments (3)	504,300	—	—	—	504,300
Operating Leases (4)	3,488	4,887	4,369	7,597	20,341
	$583,002	$144,385	$1,756,028	$7,597	$2,491,012

(1)
Debt amounts include principal payments on the Senior Notes and Credit Facility. Unamortized premiums on the Senior Notes of $5.9 million are excluded from this presentation as they do represent a future commitment of funds.

(2)
Interest amounts include fixed interest payments on the Senior Notes and swaps (assuming September 30, 2015 LIBOR for floating rate) as well as interest and commitment fees on the Credit Facility (assuming September 30, 2015 LIBOR for floating rate and the debt outstanding and the unused portion of the underlying commitment as of September 30, 2015).

(3)
Purchase commitment amounts include commitments related to our two drillships under construction as of September 30, 2015 (excludes project management, capitalized interest and drilling and handling tools and spares.)

(4)
We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the leases. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

CRITICAL ACCOUNTING POLICIES
Significant accounting policies are included in Note 2 to our consolidated financial statements for the year ended September 30, 2015. These policies, along with the underlying assumptions and judgments made by management in their application, have a significant impact on our consolidated financial statements. We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. Our most critical accounting policies are those related to revenue recognition, deferred fees and costs, property and equipment, fair value and income taxes.
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
At September 30, 2015 and 2014, deferred fees associated with mobilization, related equipment purchases and upgrades and receipt of advance billings of day rates totaled $4.7 million and $7.7 million, respectively. Deferred fees are classified as current or long-term deferred credits in the accompanying consolidated balance sheets based on the expected term of the applicable drilling contracts.
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
Property and Equipment
Property and equipment is stated at cost. At September 30, 2015, the carrying value of our property and equipment totaled approximately $4.2 billion, which represents approximately 87% of our total assets. The carrying value reflects the application of our property and equipment accounting policies, which incorporate estimates, assumptions and judgments by management relative to the useful lives and salvage values of our units. Once rigs and related equipment are placed in service, they are depreciated on the straight-line method over their estimated useful lives, with depreciation discontinued only during the period when a drilling unit is out-of-service while undergoing a significant upgrade that extends its useful life. The estimated useful lives of our drilling units and related equipment, including drill pipe, can range from 3 years to 35 years and our salvage values are generally estimated at 5% of capitalized costs. Any future increases or decreases in our estimates of useful lives or salvage values will have the effect of decreasing or increasing future depreciation expense, respectively.
We evaluate our property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and reduce costs by provisions to recognize economic impairment as necessary. An impairment loss on our property and equipment may exist when the estimated future cash flows are less than the carrying amount of the asset. In determining an asset's fair value, we consider a number of factors such as estimated future cash flows, appraisals and current market value analysis. If an asset is determined to be impaired, the loss is measured by the amount by which the carrying value of the asset exceeds its fair value. Asset impairment evaluations are, by nature, highly subjective. Operations of our drilling equipment are subject to the offshore drilling requirements of oil and gas exploration and production companies and agencies of foreign governments. These requirements are, in turn, subject to fluctuations in government policies, world demand and price for petroleum products, proved reserves in relation to such demand and the extent to which such demand can be met from onshore sources. The critical estimates which result from these dynamics include projected utilization, day rates, and operating expenses, each of which impacts our estimated future cash flows. Over the last five years, our full utilization rate for all rigs has averaged approximately 98%; however, if a drilling unit incurs significant idle time or receives day rates below operating costs, its carrying value could become impaired. See "Item 6: Selected Financial Data" for further discussion on the calculation of full utilization rates.
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
Income Taxes
We conduct operations and earn income in numerous foreign countries and are subject to the laws of taxing jurisdictions within those countries, as well as U S. federal and state tax laws. At September 30, 2015, we have an approximate $1.5 million net deferred income tax liability. This balance reflects the application of our income tax accounting policies. Such accounting policies incorporate estimates, assumptions and judgments by management relative to the interpretation of applicable tax laws, the application of accounting standards, and future levels of taxable income. The estimates, assumptions and judgments used by management in connection with accounting for income taxes reflect both historical experience and expectations regarding future industry conditions and operations. Changes in these estimates, assumptions and judgments could result in materially different provisions for deferred and current income taxes.
A comprehensive model is used to account for uncertain tax positions, which include consideration of how we recognize, measure, present and disclose uncertain tax positions taken or to be taken on a tax return. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that can materially affect amounts recognized in our consolidated balance sheets and statements of income.
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
Our international rigs are owned and operated, directly or indirectly, by AOWL, a Cayman Islands subsidiary which we wholly own. It is our intention to indefinitely reinvest historic and future earnings of AOWL and its foreign subsidiaries to finance operating and capital expenditures as well as pay down borrowings. Accordingly, we have not made a provision for U.S. income taxes on approximately $2.7 billion of undistributed foreign earnings and profits. Although we do not intend to repatriate the earnings of AOWL and have not provided U.S. income taxes for such earnings, except to the extent that such earnings were immediately subject to U.S. income taxes, these earnings could become subject to U.S. income tax if remitted, or if deemed remitted as a dividend.  If these earnings were remitted, we estimate approximately $560 million in additional taxes would be incurred.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
In April 2015, the FASB issued new guidance intended to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to outstanding debt be netted against that liability in the balance sheet, consistent with the treatment of debt discounts. In August 2015, the FASB issued additional guidance to clarify that this presentation change does not address debt issuance costs related to line of credit arrangements. The new presentation guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and early adoption is permitted. We are adopting this guidance starting with the first quarter of fiscal 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.
Interest Rate Risk
The provisions of our Credit Facility provide for a variable interest rate cost on our $1.030 billion outstanding as of September 30, 2015. However, we have employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of September 30, 2015, in order to minimize or eliminate unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, $780 million of our variable long-term debt outstanding as of September 30, 2015 is subject to changes in interest rates. A change of 10% in the interest rate on the floating rate debt would have an immaterial impact on our annual earnings and cash flows.
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
From time to time, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility due to currency exchange rates. Our functional currency is the U.S. dollar and thus our international operations expose us to foreign currency risk associated with cash flows from transactions denominated in currencies other than our functional currency. We have outstanding foreign currency forward exchange contracts that were entered into to hedge a portion of our anticipated euro receipts associated with revenues earned on a drilling contract. These forward contracts are designated as cash flow hedging instruments. Based on September 30, 2015 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect to our annual earnings and cash flows.
Market Risk
Our Senior Notes bear interest at a fixed interest rate. The fair value of our Senior Notes will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $526 million at September 30, 2015, compared to the principal amount of $650 million. The fair value of our Senior Notes was approximately $666 million at September 30, 2014. If prevailing market interest rates had been 10% lower at September 30, 2015, the change in fair value of our Senior Notes would not have a material effect to our annual earnings and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Atwood Oceanics, Inc. (which together with its subsidiaries is identified as the “Company,” “we” or “our” unless stated otherwise or the context requires otherwise) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting was designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our evaluation under the criteria in Internal Control-Integrated Framework (2013), management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2015. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, which appears on the following page.

ATWOOD OCEANICS, INC.

by

/s/ Robert J. Saltiel	/s/ Mark W. Smith
Robert J. Saltiel	Mark W. Smith
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

November 12, 2015	November 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Atwood Oceanics, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity present fairly, in all material respects, the financial position of Atwood Oceanics, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
November 12, 2015

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(In thousands, except per share amounts)	2015	2014	2013
REVENUES:
Contract drilling	$1,342,052	$1,103,397	$1,017,923
Revenues related to reimbursable expenses	53,799	70,556	45,740
Total revenues	1,395,851	1,173,953	1,063,663

COSTS AND EXPENSES:
Contract drilling	520,421	506,128	426,198
Reimbursable expenses	38,744	56,225	32,727
Depreciation	171,947	147,358	117,510
General and administrative	57,229	61,461	56,786
Asset impairment	60,777	—	—
(Gain) loss on sale of assets	15,303	(34,139)	971
Other, net	—	(1,864)	—
	864,421	735,169	634,192

OPERATING INCOME	531,430	438,784	429,471

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(52,551)	(41,803)	(24,903)
Interest income	91	312	233
	(52,460)	(41,491)	(24,670)

INCOME BEFORE INCOME TAXES	478,970	397,293	404,801
PROVISION FOR INCOME TAXES	46,397	56,471	54,577
NET INCOME	$432,573	$340,822	$350,224

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$6.70	$5.31	$5.38
Diluted	$6.65	$5.24	$5.32
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,581	64,240	65,073
Diluted	65,030	65,074	65,845
The accompanying notes are an integral part of these consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
(In thousands)	2015	2014	2013
Net income	$432,573	$340,822	$350,224
Other comprehensive income (losses):
Derivative financial instruments:
Unrealized holding gain (losses)	(4,061)	4,208	(244)
Gains/(losses) reclassified to net income	(228)	834	1,774
Total other comprehensive income (loss)	(4,289)	5,042	1,530

Comprehensive income	$428,284	$345,864	$351,754
The accompanying notes are an integral part of these consolidated financial statements.

ATWOOD OCEANICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
(In thousands, except par value)	2015	2014
ASSETS
Cash	$113,983	$80,080
Accounts receivable	311,514	242,684
Income tax receivable	8,705	6,260
Inventories of materials and supplies	137,998	132,368
Prepaid expenses, deferred costs and other current assets	35,475	36,415
Total current assets	607,675	497,807

Property and equipment, net	4,172,132	3,967,028

Other receivables	11,831	11,831
Deferred income taxes	150	589
Deferred costs and other assets	17,223	29,973
Total assets	$4,809,011	$4,507,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$70,161	$94,315
Accrued liabilities	23,572	19,158
Dividends payable	16,164	16,090
Short-term debt	—	11,885
Interest payable	7,704	8,099
Income tax payable	13,906	14,234
Deferred credits and other liabilities	3,941	3,596
Total current liabilities	135,448	167,377

Long-term debt	1,685,946	1,742,122
Deferred income taxes	1,658	783
Deferred credits	800	4,100
Other	37,989	37,322
Total long-term liabilities	1,726,393	1,784,327

Commitments and contingencies (Note 9)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 64,654 issued and outstanding at September 30, 2015 and 180,000 shares authorized and 64,362 shares issued and outstanding at September 30, 2014	64,654	64,362
Paid-in capital	213,096	201,464
Retained earnings	2,670,148	2,286,137
Accumulated other comprehensive income (loss)	(728)	3,561
Total shareholders’ equity	2,947,170	2,555,524
Total liabilities and shareholders’ equity	$4,809,011	$4,507,228
The accompanying notes are an integral part of these consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

September 30, 2012	65,452	$65,452	$160,540	$1,716,441	$(3,011)	$1,939,422

Net income	—	—	—	350,224	—	350,224
Other comprehensive income	—	—	—	—	1,530	1,530
Vesting of restricted stock awards and performance unit awards	168	168	(168)	—	—	—
Exercise of employee stock options	437	437	8,787	—	—	9,224
Stock compensation expense	—	—	14,231	—	—	14,231
Repurchase and retirement of common shares	(2,000)	(2,000)	—	(105,260)	—	(107,260)
September 30, 2013	64,057	64,057	183,390	1,961,405	(1,481)	2,207,371

Net income	—	—	—	340,822	—	340,822
Other comprehensive income	—	—	—	—	5,042	5,042
Dividends	—	—	—	(16,090)	—	(16,090)
Vesting of restricted stock awards and performance unit awards	180	180	(180)	—	—	—
Exercise of employee stock options	125	125	3,563	—	—	3,688
Stock compensation expense	—	—	14,691	—	—	14,691

September 30, 2014	64,362	64,362	201,464	2,286,137	3,561	2,555,524

Net income	—	—	—	432,573	—	432,573
Other comprehensive income	—	—	—	—	(4,289)	(4,289)
Dividends	—	—	—	(48,562)	—	(48,562)
Vesting of restricted stock awards and performance unit awards	224	224	(2,192)	—	—	(1,968)
Exercise of employee stock options	68	68	996	—	—	1,064
Stock compensation expense	—	—	12,828	—	—	12,828

September 30, 2015	64,654	$64,654	$213,096	$2,670,148	$(728)	$2,947,170
The accompanying notes are an integral part of these consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$432,573	$340,822	$350,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171,947	147,358	117,510
Amortization	6,299	8,634	5,224
Provision for doubtful accounts and inventory obsolescence	4,286	2,826	5,582
Deferred income tax benefit	(2,747)	(1,270)	(816)
Share-based compensation expense	12,828	14,691	14,231
Asset impairment	60,777	—	—
Gain (loss) on sale of assets	15,303	(34,139)	971
Change in assets and liabilities:
Accounts receivable	(72,575)	(43,965)	(36,330)
Income tax receivable	(2,445)	(1,588)	1,078
Inventories of materials and supplies	(19,068)	(17,220)	(43,254)
Prepaid expenses, deferred costs and other current assets	(3,655)	15,463	(712)
Deferred costs and other assets	5,917	(11,682)	(19,700)
Accounts payable	(11,967)	1,932	11,440
Accrued liabilities	1,637	1,647	1,430
Premium on Senior Notes	—	—	8,500
Income tax payable	(328)	(2,320)	5,863
Deferred credits and other liabilities	5,505	21,431	10,869
Net cash provided by operating activities	604,287	442,620	432,110
Cash flows from investing activities:
Capital expenditures	(448,019)	(975,731)	(745,223)
Net proceeds from sale of assets	(4,402)	61,516	147
Net cash used by investing activities	(452,421)	(914,215)	(745,076)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	225,000	700,000	600,000
Principal payments on long-term debt	(280,000)	(220,000)	(175,000)
Proceeds (repayments) on short-term debt, net	(11,885)	(13,979)	2,923
Repurchase and retirement of common shares	—	—	(107,260)
Dividends paid	(48,562)	—	—
Proceeds from exercise of stock options	1,064	3,688	9,224
Debt issuance costs paid	(3,580)	(6,804)	(6,022)
Net cash provided by financing activities	(117,963)	462,905	323,865
Net increase (decrease) in cash and cash equivalents	33,903	(8,690)	10,899
Cash at beginning of period	80,080	88,770	77,871
Cash at end of period	$113,983	$80,080	$88,770
Cash paid during the period for:
Domestic and foreign income taxes	$50,428	$55,777	$49,105
Interest, net of amounts capitalized	48,209	35,265	21,200
Non-cash activities:
Increase (decrease) in accrued liabilities related to capital expenditures	(9,532)	(2,804)	795
Dividends payable	16,164	16,090	—
Increase in short-term debt related to funding of insurance policies	—	17,793	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS
Atwood Oceanics, Inc. and its subsidiaries, which are collectively referred to herein as the “Company,” “we,” “us” or “our” except where stated or the context indicates otherwise, are a global offshore drilling contractor engaged in the drilling and completion of exploratory and developmental oil and gas wells. We currently own a diversified fleet of 11 mobile offshore drilling units located in the U.S. Gulf of Mexico, the Mediterranean Sea, offshore West Africa, offshore Southeast Asia and offshore Australia. We are constructing two ultra-deepwater drillships, currently scheduled for delivery in fiscal year 2016. We were founded in 1968 and are headquartered in Houston, Texas with support offices in Australia, Malaysia, Singapore, the United Arab Emirates and the United Kingdom.
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
Accounts receivable
We record accounts receivable at the amount we invoice our customers. Our customers are major international corporate entities and government organizations with stable payment experience. Historically, our uncollectible accounts receivable have been immaterial, and typically, we do not require collateral for our receivables. We provide an allowance for uncollectible accounts, as necessary, on a specific identification basis. Our allowance for doubtful accounts at September 30, 2015 was $3.8 million and we had no allowance for doubtful accounts at September 30, 2014. Our provision for doubtful accounts for fiscal years September 30, 2015, 2014 and 2013 was $3.7 million, $1.0 million and $3.9 million, respectively. The provision for doubtful accounts is reported as a component of Contract Drilling costs in our Consolidated Statements of Operations.
Concentrations of market and credit risk
All of our customers are in the oil and gas offshore exploration and production industry. This industry concentration has the potential to impact our overall exposure to market and credit risks, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Revenues from individual customers that are 10% or more of our total revenues are as follows:

(In thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Noble Energy Inc.	$227,682	$169,851	$153,615
Shell Offshore Inc.	201,190	179,763	28,349
Woodside Energy Ltd.	166,796	68,484	75,160
Chevron Australia Pty. Ltd.	156,099	175,334	197,242
Kosmos Energy	142,701	12,933	—
Apache Energy Ltd.	39,233	209,871	159,369
Hess Corporation	—	—	154,973

In addition, we have certain customers that make up a significant portion of our Accounts Receivable at September 30, 2015, as indicated in the table below:

Percentage of Accounts Receivable
BHP Billiton Petroleum Pty. Ltd.	15%
PXP Morocco	14%
Shell Offshore Inc.	12%
Noble Energy Inc.	11%
Chevron Australia Pty. Ltd.	10%
Woodside Energy Ltd.	10%
Inventories of material and supplies
Inventories consist of spare parts, material and supplies held for consumption and are stated principally at average cost, net of reserves for excess and obsolete inventory of $5.3 million and $5.5 million at September 30, 2015 and 2014, respectively. We maintain our reserves at between 3% and 5% of the balance to provide for non-recoverable costs.
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
At September 30, 2015 and 2014, deferred fees associated with mobilization, related equipment purchases and upgrades and receipt of advance billings of day rates totaled $4.7 million and $7.7 million, respectively. Deferred fees are classified as current or long-term deferred credits in the accompanying Consolidated Balance Sheets based on the expected term of the applicable drilling contracts.
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
At September 30, 2015 and 2014, deferred costs associated with mobilization and related equipment purchases totaled $3.1 million and $9.6 million, respectively. Deferred costs are classified as current or long-term deferred costs in the accompanying Consolidated Balance Sheets based on the expected term of the applicable drilling contracts.
Deferred drydocking costs
Certifications from various regulatory bodies are required to operate our drilling rigs and well control systems and we must maintain such certifications through periodic inspections and surveys on an ongoing basis. We defer the periodic survey and drydock costs incurred in connection with obtaining regulatory certifications and we recognize such costs in Contract Drilling Expense over the period until the next survey using the straight-line method. At September 30, 2015 and 2014, deferred drydocking costs totaling $1.3 million and $2.6 million, respectively, were included in Deferred Costs and Other Assets in the accompanying Consolidated Balance Sheets.
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
Our functional currency is the U.S. dollar and thus our international operations expose us to foreign currency risk associated with cash flows from transactions denominated in currencies other than our functional currency. From time to time, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in currency exchange rates. We have outstanding foreign currency forward exchange contracts that were entered into to hedge a portion of our anticipated euro receipts associated with revenues earned on a drilling contract. These forward contracts are designated as cash flow hedging instruments.
We record our derivative contracts at fair value on our Consolidated Balance Sheets (See Note 5). Each quarter, changes in the fair values of our derivative instruments designated as hedging instruments will adjust the balance sheet asset or liability, with an offset to Accumulated Other Comprehensive Income (“AOCI”) for the effective portion of the hedge. The effective portion of the cash flow hedge will remain in AOCI until it is reclassified into earnings in the period or periods during which the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Any changes in fair value resulting from ineffectiveness are recognized immediately into earnings. See our

Consolidated Statement of Comprehensive Income for changes in our unrealized holding losses and reclassifications into earnings for fiscal years 2015, 2014 and 2013.
Foreign exchange
Monetary assets and liabilities denominated in foreign currency are re-measured to U.S. Dollars at the rate of exchange in effect at the end of the fiscal year, items of income and expense are re-measured at average monthly rates, and property and equipment and other nonmonetary amounts are re-measured at historical rates. Gains and losses on foreign currency transactions and re-measurements are generally related to and included in contract drilling costs in our Consolidated Statements of Operations. We recorded a foreign exchange loss of $2.7 million during fiscal year 2015, a loss of $3.0 million during fiscal year 2014 and a loss of $2.8 million during fiscal year 2013. The effect of exchange rate changes on cash held in foreign currencies was immaterial.
Income taxes
Deferred income taxes are recorded to reflect the tax consequences, if any, on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end given the provisions of enacted tax laws in each respective jurisdiction. We do not record deferred taxes on the basis differences of our drilling rigs working in the U.S. Gulf of Mexico as we do not believe these differences will result in additional U.S. income tax expense. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. In addition, we accrue for income tax contingencies, or uncertain tax positions, that we believe are more likely than not to be realized. See Note 8 for further discussion.
Earnings per common share
Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed effect of the issuance of additional shares in connection with the exercise of stock options and vesting of restricted stock.
The computation of basic and diluted earnings per share for each of the past three fiscal years is as follows:

(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount
Fiscal 2015
Basic earnings per share	$432,573	64,581	$6.70
Effect of dilutive securities:
Stock options	—	61	—
Restricted stock	—	388	(0.05)
Diluted earnings per share	$432,573	65,030	$6.65
Fiscal 2014
Basic earnings per share	$340,822	64,240	$5.31
Effect of dilutive securities:
Stock options	—	239	(0.01)
Restricted stock	—	595	(0.06)
Diluted earnings per share	$340,822	65,074	$5.24
Fiscal 2013
Basic earnings per share	$350,224	65,073	$5.38
Effect of dilutive securities:
Stock options	—	354	(0.03)
Restricted stock	—	418	(0.03)
Diluted earnings per share	$350,224	65,845	$5.32
In fiscal year 2015, there were 866,000 anti-dilutive securities excluded for the calculation of diluted earnings per share. There were no anti-dilutive securities excluded in fiscal 2014 or 2013.

Recently issued accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance intended to change the criteria for recognition of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
In April 2015, the FASB issued new guidance intended to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to outstanding debt be netted against that liability in the balance sheet, consistent with the treatment of debt discounts. In August 2015, the FASB issued additional guidance to clarify that this presentation change does not address debt issuance costs related to line of credit arrangements. The new presentation guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and early adoption is permitted. We are adopting this guidance starting with the first quarter of fiscal 2016.
NOTE 3—PROPERTY AND EQUIPMENT
A summary of property and equipment by classification is as follows:

	September 30,
(In thousands)	2015	2014
Drilling vessels and equipment	$4,003,483	$4,181,774
Construction work in progress	720,852	319,548
Drill pipe	55,248	31,265
Office equipment and other	36,379	35,566
Total cost	4,815,962	4,568,153
Less: Accumulated depreciation	(643,830)	(601,125)
Property and equipment, net	$4,172,132	$3,967,028

Impairment and Sale of Atwood Hunter

The Atwood Hunter completed the contract it was working under in December 2014. Based on the lack of contracting opportunities and the further deterioration of commodity prices, in January 2015, we determined that it was not likely that additional work would be obtained in the foreseeable future. Therefore, we made the decision to scrap the rig and the Atwood Hunter and its materials and supplies were written down to their salvage value. We recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share), which is included in Asset Impairment on the Consolidated Statement of Operations for fiscal 2015. This impairment charge includes write-downs of property and equipment of $48.0 million and write-downs of our inventory of materials and supplies that was specific to the Atwood Hunter of $8.4 million.

During August 2015, we completed the sale of our rig, the Atwood Hunter, for recycling. We received $2.9 million in proceeds and we recorded a loss of approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share), which is included in (Gain) Loss on Sale of Assets on the Consolidated Statement of Operations for fiscal year 2015. We incurred costs of $8.7 million related to the impairment and sale of the Atwood Hunter

Sale of Other Assets

During December 2014, we completed the sale of our rig, the Atwood Southern Cross, for recycling. We received $2.1 million in proceeds and incurred related costs of $2.0 million. We recorded a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share), which is included in (Gain) Loss on Sale of Assets on the Consolidated Statement of Operations for fiscal year 2015.
During January 2014, we sold our standard jackup drilling unit, the Vicksburg, for a sales price of $55.4 million. The carrying value of the rig and its related inventory was approximately $20.5 million.

During April 2014, we sold a wholly owned subsidiary which owned our semisubmersible tender assist drilling rig, the Seahawk, for a sales price of $4.0 million. The carrying value of the subsidiary after a $2.0 million impairment charge, approximated its sales price.

Construction Projects

As of September 30, 2015, we had expended approximately $675 million towards our two ultra-deepwater drillships under construction at the Daewoo Shipbuilding and Marine Engineering Co., Ltd. ("DSME") yard in South Korea. Remaining firm commitments for these two drillships under construction totaled approximately $575 million at September 30, 2015.

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

On February 6, 2015, we entered into additional Supplemental Agreements (collectively, “Supplemental Agreement No. 2”), which amended Supplemental Agreement No. 1 and gave us the option to postpone the delivery of each of these two drillships by two further periods of six months each (for a total potential extension of 12 months). In consideration, we agreed to accelerate the payment of a portion of the remaining milestone payments on both drillships whenever an option to further postpone delivery is exercised as follows: for the Atwood Admiral, $152 million (including the aggregate financing cost accrued to date from Supplemental Agreement No. 1) upon suspension of construction and testing and $146 million payable upon delivery of the drillship; for the Atwood Archer, $153 million (including the aggregate financing costs accrued to date from Supplemental Agreement No. 1) upon suspension of construction and testing and $205 million payable upon delivery of the drillship. On March 30, 2015, we exercised our first six-month option ("Option No. 1") to delay the delivery of the Atwood Admiral to March 31, 2016. If we elect to exercise the first six month option for the Atwood Archer, and/or the second six-month option on either of the two rigs (“Option No. 2”), milestone payments will also be further accelerated. Additionally, any of the extensions of the delivery dates will cause us to incur additional operating costs.

On May 18, 2015, we entered into additional Supplemental Agreements (collectively, "Supplemental Agreement No. 3"), under which the installment payments of $150 million for both rigs, which were initially due on September 30, 2015 for the Atwood Admiral per its Supplemental Agreement No. 2, and June 30, 2016 for the Atwood Archer could be accelerated in consideration for allowing us to keep the vessels dockside, which lowers our future operating costs. We exercised the first option under Supplemental Agreement No. 3 for the Atwood Admiral, and paid the $150 million installment on May 31, 2015. The second option for the Atwood Admiral will expire if not exercised by March 31, 2016. The first option for the Atwood Archer will expire if not exercised by December 31, 2015.

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

As of September 30, 2015, final expected payment for the Atwood Admiral is $147 million due March 31, 2016 and the final expected payment for the Atwood Archer is $358 million due June 30, 2016.

NOTE 4—DEBT
A summary of long-term debt is as follows:

	September 30,
(In thousands)	2015	2014
Senior Notes 6.5% due 2020 ("Senior Notes")	$655,946	$657,122
Revolving Credit Facility	1,030,000	1,085,000
Total long-term debt	$1,685,946	$1,742,122
Senior Notes
As of September 30, 2015, our Senior Notes had aggregate principal amount of $650 million. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries. We received a premium of $8.5 million as part of the net proceeds for the Senior Notes issued in 2013. This premium is being amortized over the life of our Senior Notes.
Revolving Credit Facility
As of September 30, 2015, our revolving credit facility (the "Credit Facility"), had $1.547 billion of total commitments. Our wholly-owned subsidiary, Atwood Offshore Worldwide Limited (“AOWL”), is the borrower under the Credit Facility and we and certain of our other subsidiaries are guarantors under the facility. On March 5, 2015, we entered into an amendment to the credit facility, which, among other things, (i) extended the maturity with respect to $1.245 billion of the total $1.547 billion of commitments under the Credit Facility to May 2019 and (ii) amended the maximum leverage ratio upwards to 4.50:1.00 through December 31, 2017, after which period the maximum leverage ratio will revert back to 4.00:1.00 through maturity. Lenders holding commitments of approximately $305 million did not agree to extend their commitment and those commitments mature in May 2018. On August 6, 2015, total commitments were reduced from $1.550 billion to $1.547 billion due to the sale of the Atwood Hunter which secured the Credit Facility prior to its sale
As of September 30, 2015, we had $1.03 billion of outstanding borrowings and $5.3 million of letters of credit issued under the Credit Facility. As of September 30, 2015, we had approximately $512 million available for borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, each case based on our corporate credit ratings. The Credit Facility is secured primarily by first preferred mortgages on eight of our active drilling units (Atwood Aurora, Atwood Beacon, Atwood Condor, Atwood Eagle, Atwood Falcon, Atwood Mako, Atwood Manta and Atwood Osprey), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. We were in compliance with all financial covenants under the Credit Facility at September 30, 2015, and we anticipate that we will continue to be in compliance for the next fiscal year.
On July 29, 2015, we entered into an amendment to our Credit Facility, providing that, among other things, effective upon our obtaining a specified amount of additional unsecured capital through one or more qualifying capital raises and a subsequent permanent reduction in the commitments under the Credit Facility in an amount equal to at least 70% of the net proceeds from such capital raises, (i) the maximum leverage ratio will be replaced with a senior secured leverage ratio of 3.0:1.0 and (ii) the minimum interest expense coverage ratio will be reduced from 3.0% to 1.0% to 1.75% to 1.00%. The minimum collateral maintenance of 150% of the aggregate amount outstanding under the Credit Facility remains unchanged.

Letter of Credit Facility

On July 29, 2015, our subsidiary AOWL, entered into a letter of credit facility with BNP Paribas (“BNP”), pursuant to which BNP may, in its sole and absolute discretion, issue letters of credit from time to time at the request of AOWL, for the account of AOWL and its subsidiaries, up to an unlimited stated face amount of such letters of credit. Certain fees will be payable upon the issuance of each letter of credit under the letter of credit facility, with the amount of such fees depending on whether such letters of credit are performance letters of credit or financial letters of credit. BNP has no commitment under the facility to issue letters of credit, and the facility, as well as BNP’s willingness to receive requests from AOWL with respect to the issuance of letters of credit may be cancelled by BNP at any time. The facility contains certain events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, cross-defaults under other debt agreements, or a change of control.
The weighted-average effective interest rate on our long-term debt during fiscal years 2015 and 2014 was 2.60% and 2.28%, respectively. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of premiums or discounts. Interest expense for fiscal years 2015, 2014 and 2013 was $52.6 million,

$41.8 million and $24.9 million, respectively. Capitalized interest expense for fiscal 2015, 2014 and 2013 was $22.2 million, $30.0 million and $33.2 million, respectively.
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
Senior Notes - The carrying value of our Senior Notes, net of unamortized premium is $656 million ($650 million principal amount) while the fair value of our Senior Notes was $526 million at September 30, 2015. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this as a Level 2 fair value measurement as valuation inputs for fair value measurements are quoted market prices at September 30, 2015 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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

The following table sets forth the estimated fair value of our derivative financial instruments at September 30, 2015 and 2014, which are measured and recorded at fair value on a recurring basis:

		September 30,
(In thousands)	Balance Sheet Classification	2015	2014
Derivative assets designated as hedges:
Short-term foreign currency forwards	Prepaid expenses, deferred costs and other current assets	$3,822	$3,930
Long-term foreign currency forwards	Deferred costs and other assets	—	1,125
Long-term interest rate swaps	Deferred costs and other assets	—	275
Derivative liabilities designated as hedges:
Short-term interest rate swaps	Accrued liabilities	(1,326)	(838)
Long-term interest rate swaps	Other long-term liabilities	(974)	—
Total derivative contracts, net		$1,522	$4,492

NOTE 6—SHAREHOLDERS' EQUITY

Dividends

The following table sets forth the dates declared, paid and the amount of dividends per share of our common stock.

Declared	Paid	Amount per share
September 2014	January 2015	$0.25
February 2015	April 2015	0.25
May 2015	July 2015	0.25
August 2015	October 2015	0.25
The declaration and amount of future dividends is at the discretion of our board of directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our board of directors deems relevant. In addition, our ability to pay dividends is limited by the agreements governing our indebtedness and may also be further limited by future agreements governing our indebtedness. In the future, the amount per share of our dividend payments may change, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.
NOTE 7—SHARE-BASED COMPENSATION
Our incentive plans permit the issuance of restricted stock and restricted stock unit awards (which we refer to as "restricted stock awards"), performance awards, stock appreciation rights and stock options. There are 1.6 million shares available for future grants at September 30, 2015. We deliver newly issued shares of common stock for restricted stock awards upon vesting or upon exercise of stock options.
Share-based compensation is recognized as an expense over the requisite service period on a straight-line basis. The total share-based compensation expense is based on the fair value of the award measured at the grant date.

	September 30,
(In thousands, except average service periods)	2015	2014	2013
Share-based compensation recognized	$12,828	$14,691	$14,231
Unrecognized compensation cost, net of estimated forfeitures	16,934	16,478	19,898
Remaining weighted-average service period (years)	2.0	1.7	1.8

Stock Options
Under our stock incentive plans, our options have a maximum term of 10 years. Options vest ratably over a period ranging from the end of the first to the fourth year from the date of grant. Each option is for the purchase of one share of our common stock. The total fair value of stock options vested during fiscal years 2015, 2014 and 2013 was $2.5 million, $2.8 million and $3.2 million, respectively. Cash proceeds received for the exercise of options for the fiscal years 2015, 2014 and 2013 was $1.1 million, $3.7 million and $9.2 million, respectively. No stock options were granted during fiscal years 2015, 2014 or 2013.
A summary of stock option activity for fiscal year 2015 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2014	833	$33.52
Granted	—	—
Exercised	(68)	15.56		$1,232
Forfeited	(72)	39.82
Expired	(8)	12.31
Outstanding at September 30, 2015	685	34.90	4.3	(13,767)
Exercisable at September 30, 2015	636	34.39	4.1	(12,448)
Restricted Stock
We have awarded restricted stock and restricted stock units to certain employees and to our non-employee directors. All current awards of restricted stock to employees are subject to a vesting and restriction period ranging from three to four years, as set forth in the terms of the grant. Our restricted stock awards are subject to acceleration for change of control, retirement, death or disability. All awards of restricted stock to non-employee directors are subject to a vesting and restriction period of a minimum of 13 months, subject to acceleration upon certain events, such as change of control, as set forth in the terms of the grant. We value restricted stock awards based on the fair market value of our common stock on the date of grant. Our restricted stock holders have the right to receive dividend equivalents for their restricted awards that vest. Recipients of restricted stock awards do not have the rights of a shareholder until shares of stock are issued to the recipient.
A summary of restricted stock activity for fiscal year 2015 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested at October 1, 2014	622	$47.62
Granted	394	36.18
Vested	(200)	41.98
Forfeited	(105)	45.82
Unvested at September 30, 2015	711	43.14
Performance Units
We have made awards to certain employees that are subject to market-based performance conditions ("performance units"). All current awards of performance units are subject to a vesting and restriction period of three years. Our performance unit awards are subject to acceleration for change of control, retirement, death or disability. The number of performance unit awards that vest and the number of shares received upon vesting depends on the degree of achievement of specified corporate market-based performance criteria. The grant date fair value of the performance units we have granted was determined through use of the Monte Carlo simulation method. The grant date fair value per share for the performance units we granted in fiscal 2015, 2014 and 2013 was $37.08, $53.55 and $45.20, respectively. Our performance unit holders have the right to receive dividend equivalents for their performance units that vest. Recipients of performance units do not have the rights of a shareholder until shares of stock are issued to the recipient.

A summary of performance unit stock activity for fiscal year 2015 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested at October 1, 2014	264	$45.87
Granted	133	37.08
Vested	(98)	40.28
Forfeited	(59)	44.08
Unvested at September 30, 2015	240	43.73

NOTE 8—INCOME TAXES
Domestic and foreign income before income taxes for the three-year period ended September 30, 2015 is as follows:

(In thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Domestic income (loss)	$22,788	$(36,756)	$(17,823)
Foreign income	456,182	434,049	422,624
Income before income taxes	$478,970	$397,293	$404,801
The provision (benefit) for domestic and foreign taxes on income consists of the following:

(In thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current—domestic	$453	$773	$161
Deferred—domestic	(4,061)	(980)	(862)
Current—foreign	48,691	56,968	55,233
Deferred—foreign	1,314	(290)	45
Provision for income taxes	$46,397	$56,471	$54,577

Deferred Taxes
The components of the deferred income tax assets (liabilities) as of September 30, 2015 and 2014 are as follows:

	September 30,
(In thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$22,930	$35,935
Tax credit carryforwards	2,464	1,246
Stock option compensation expense	10,924	11,744
Debt issuance costs	221	—
Book accruals	3,064	3,274
	39,603	52,199
Deferred tax liabilities:
Difference in book and tax basis of equipment	(209)	496
Deferred dividend withholding tax	(907)	(784)
Other timing differences	(1,422)	—
	(2,538)	(288)
Net deferred tax assets (liabilities) before valuation allowance	37,065	51,911
Valuation allowance	(38,573)	(52,105)
Net deferred tax liabilities	$(1,508)	$(194)
As of September 20, 2015, the valuation allowance of $38.6 million primarily related to our United States net operating loss carryforward, stock option compensation expense, timing differences and federal tax credit carryforwards. Our net operating loss carryforwards which will begin to expire in 2025, total approximately $122.0 million. Our tax credit carryforwards, which begin to expire in 2016, total approximately $2.5 million .
We have approximately $19.8 million of windfall tax benefits from previous stock option exercises that have not been recognized as of September 30, 2015. This amount will not be recognized until the deduction would reduce our United States income taxes payable. At such time, the amount will be recorded as an increase to paid-in-capital. We apply the “with-and-without” approach when utilizing certain tax attributes whereby windfall tax benefits are used last to offset taxable income.
We do not record federal income taxes on the undistributed earnings of our foreign subsidiaries that we consider to be indefinitely reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $2.7 billion at September 30, 2015. If these earnings were distributed, we estimate approximately $560 million in additional taxes would be incurred. These earnings could also become subject to additional taxes under the anti-deferral provisions within the U.S. Internal Revenue Code.  However, we believe this is highly unlikely given our current structure and have not provided deferred income taxes on these foreign earnings as we consider them to be permanently invested abroad.
We record estimated accrued interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2015, we have approximately $13.8 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $3.5 million, which are included in Other Long Term Liabilities in the Consolidated Balance Sheet. All $13.8 million of the net uncertain tax liabilities would affect the effective tax rate if recognized.
A summary of activity related to the net uncertain tax positions including penalties and interest for fiscal year 2015 is as follows:

Liability for Uncertain
(In thousands)	Tax Positions
Balance at October 1, 2014	$12,298
Increases as a result of tax positions taken during the current period	1,387
Increases as a result of tax positions taken in prior periods	1,478
Decreases due to the lapse of the applicable statute of limitations	(1,388)
Balance at September 30, 2015	$13,775

We believe that it is reasonably possible that approximately $2.0 million of our remaining unrecognized tax benefits may be recognized by the end of fiscal year 2016 as a result of a lapse of the statute of limitations.
Our United States tax returns for fiscal year 2011 and subsequent years remain subject to examination by tax authorities. As we conduct business globally, we have various tax years remaining open to examination in our international tax jurisdictions, including tax returns in Australia for fiscal years 2009 through 2014, and tax returns in Equatorial Guinea for calendar years 2013 and 2014. Although we cannot predict the outcome of ongoing or future tax examinations, we do not anticipate that the ultimate resolution of these examinations will have a material impact on our consolidated financial position, results of operations or cash flows.
We have historically earned most of our operating income in certain nontaxable and deemed profit tax jurisdictions, which significantly reduced our effective tax rate for fiscal years 2015, 2014 and 2013 when compared to the United States statutory rate. There were no significant transactions that materially impacted our effective tax rates for fiscal years 2015, 2014 or 2013. The differences between the United States statutory and our effective income tax rate are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Statutory income tax rate	35%	35%	35%
Resolution of prior period tax items	—	—	—
Increase in tax rate resulting from:
Valuation allowance	—	2	1
Increases to the reserve for uncertain tax positions	—	1	—
Decrease in tax rate resulting from:
Release of valuation allowance	(3)	—	—
Foreign tax rate differentials, net of foreign tax credit utilization	(22)	(24)	(23)
Effective income tax rate	10%	14%	13%

NOTE 9—COMMITMENTS AND CONTINGENCIES
Operating Leases
Future minimum lease payments for operating leases for fiscal years ending September 30 are as follows (in thousands):

2016	$3,488
2017	2,614
2018	2,273
2019	2,167
2020 and thereafter	9,799
Total rent expense under operating leases was approximately $10.1 million, $11.5 million and $7.4 million for fiscal years September 30, 2015, 2014 and 2013, respectively. The future minimum lease payments for our Houston corporate office is a material portion of the amounts shown in the table above. This lease is for ten years and commenced on January 31, 2014.
Purchase Commitments
At September 30, 2015, our purchase commitments relating to our drilling units under construction is $504.3 million and is due in fiscal year 2016.
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
As of September 30, 2015, we had paid to the Indian government $10.5 million in service taxes and have accrued $1.3 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.8 million relating to service taxes. We recorded a corresponding $11.8 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as receivable.
NOTE 10—OPERATIONS BY GEOGRAPHIC AREAS
Our offshore contract drilling operations are managed and reported as a single reportable segment: Offshore Contract Drilling Services. Our drilling units are often redeployed globally due to changing demands of our customers, which consist largely of major integrated oil and natural gas companies and independent oil and natural gas companies and the geographic areas where we conduct our business can and does change from year to year. Our offshore contract drilling services segment currently conducts offshore contract drilling operations located in the U.S. Gulf of Mexico, the Mediterranean Sea, offshore West Africa, offshore Southeast Asia and offshore Australia. The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies (see Note 2). We evaluate the performance of our operating segment based on revenues from external customers and segment profit.
A summary of revenues by geographic areas for the fiscal years ended September 30, 2015, 2014 and 2013 is as follows:

(In thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Australia	$478,939	$457,281	$445,538
Cameroon	47,494	43,389	64,436
Equatorial Guinea	45,856	41,245	142,637
Israel	—	2,749	58,454
Italy	60,927	58,912	—
Malaysia	22,545	49,610	9,198
Mauritania	69,691	—	—
Morocco	119,594	18,128	—
Thailand	129,634	149,961	159,853
United States	405,859	352,678	183,307
Vietnam	15,312	—	—
Other	—	—	240
Total revenues	$1,395,851	$1,173,953	$1,063,663

A summary of property and equipment, net as of by geographic areas at September 30, 2015, 2014 and 2013 is as follows:

	September 30,
(In thousands)	2015	2014	2013
Australia	$640,530	$669,845	$704,158
Cameroon	160,206	166,464	172,606
Equatorial Guinea	—	66,045	52,085
Ghana	—	—	2,296
Israel	—	—	77,056
Italy	77,102	82,617	—
Korea (1)	693,575	311,494	715,320
Malaysia	254	321	188,241
Malta	—	3,332	3,968
Mauritania	629,179	—	—
Morocco	—	627,459	—
Thailand	349,972	539,333	390,420
United States	1,455,109	1,500,118	858,574
Vietnam	166,205	—	—
Total property and equipment, net	$4,172,132	$3,967,028	$3,164,724
(1) Property and equipment, net in Korea consists of assets under construction.
NOTE 11—QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly results for fiscal years 2015 and 2014 are as follows:

	Fiscal 2015 Quarters Ended
(In thousands, except per share amounts)	December 31	March 31	June 30	September 30
Revenues	$351,726	$350,387	$330,562	$363,176
Gross profit	203,354	210,602	187,238	235,492
Income before income taxes	55,340	134,976	122,539	166,115
Net income	46,218	122,669	112,992	150,694
Earnings per common share:
Basic	0.72	1.90	1.75	2.33
Diluted	0.71	1.89	1.73	2.32

	Fiscal 2014 Quarters Ended
	December 31	March 31	June 30	September 30
Revenues	$284,706	$273,097	$292,777	$323,373
Gross profit	153,130	126,943	140,698	190,829
Income before income taxes	94,260	97,283	79,365	126,385
Net income	83,397	73,300	71,925	112,200
Earnings per common share:
Basic	1.30	1.14	1.12	1.74
Diluted	1.28	1.13	1.11	1.72

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
None.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This information is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This information is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(1)	Financial Statements.
Our Consolidated Financial Statements, together with the notes thereto and the report of PricewaterhouseCoopers LLP dated November 12, 2015, are included in Item 8 of this Form 10-K.

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

4.6
First Amendment to Amended and Restated Credit Agreement dated as of July 23, 2014, among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, the lenders party thereto and Nordea Bank Finland Plc, London Branch, as administrative agent (Incorporated herein by reference to Exhibit 4.1 to our Form 10-Q for the quarter ended December 31, 2014).

4.7
Second Amendment to Amended and Restated Credit Agreement dated as of March 5, 2015, among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, the lenders party thereto and Nordea Bank Finland Plc, London Branch, as administrative agent (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed March 6, 2015).

*4.8
Third Amendment to Amended and Restated Credit Agreement dated as of July 9, 2015, among Atwood Oceanics, Inc., Atwood Offshore Worldwide Limited, the lenders party thereto and Nordea Bank Finland Plc, London Branch, as administrative agent

*4.9	Letter of Credit Facility dated July 29, 2015 between Atwood Offshore Worldwide Limited and BNP Paribas.

†10.1	Atwood Oceanics, Inc. Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Appendix D to our definitive proxy statement on Form DEF 14A filed January 13, 2006).

†10.2	Form of Atwood Oceanics, Inc. Stock Option Agreement – 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.7 of our Form 10-K for the year ended September 30, 2005).

†10.3	Form of Atwood Oceanics, Inc. Restricted Stock Award Agreement – 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.3.8 of our Form 10-K for the year ended September 30, 2005).

†10.4	Form of Non-Employee Director Restricted Stock Award Agreement Amended and Restated 2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of our Form 8-K filed June 1, 2006).

†10.5	Form of Stock Option Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.1 of our Form 10-Q for the quarter ended March 31, 2007).

†10.6	Form of Restricted Stock Award Agreement – 2007 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1.2 of our Form 10-Q for the quarter ended March 31, 2007).

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

Date: November 12, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ MARK W. SMITH	/S/ ROBERT J. SALTIEL
MARK W. SMITH Senior Vice President, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	ROBERT J. SALTIEL President and Chief Executive Officer; Director (Principal Executive Officer)

Date: November 12, 2015	Date: November 12, 2015

/S/ DEBORAH A. BECK	/S/ JEFFREY A. MILLER
DEBORAH A. BECK Director	JEFFREY A. MILLER Director

Date: November 12, 2015	Date: November 12, 2015

/S/ GEORGE S. DOTSON	/S/ JAMES R. MONTAGUE
GEORGE S. DOTSON Director	JAMES R. MONTAGUE Director

Date: November 12, 2015	Date: November 12, 2015

/S/ JACK E. GOLDEN	/S/ PHIL D. WEDEMEYER
JACK E. GOLDEN Director	PHIL D. WEDEMEYER Director

Date: November 12, 2015	Date: November 12, 2015

/S/ HANS HELMERICH
HANS HELMERICH Director

Date: November 12, 2015