Form 10-Q
period 2015-12-31
ATWOOD OCEANICS INC
filed 2016-02-03
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
As of January 29, 2016, there were 64,769,129 shares of common stock, $1.00 par value per share, outstanding.

ATWOOD OCEANICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
(In thousands, except per share amounts)	2015	2014
REVENUES:
Contract drilling	$294,615	$336,761
Revenues related to reimbursable expenses	13,204	14,965
Total revenues	307,819	351,726

COSTS AND EXPENSES:
Contract drilling	130,652	136,465
Reimbursable expenses	8,286	11,907
Depreciation	42,827	44,575
General and administrative	15,177	17,409
Asset impairment	64,724	60,777
Loss on sale of assets	77	9,806
	261,743	280,939

OPERATING INCOME	46,076	70,787

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(13,761)	(15,504)
Interest income	4	57
Other income	17,976	—
	4,219	(15,447)

INCOME BEFORE INCOME TAXES	50,295	55,340
PROVISION FOR INCOME TAXES	11,214	9,122
NET INCOME	$39,081	$46,218

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$0.60	$0.72
Diluted	$0.60	$0.71
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,765	64,405
Diluted	64,921	65,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
(In thousands)	2015	2014
Net income	$39,081	$46,218
Other comprehensive income (losses):
Derivative financial instruments:
Unrealized holding gains/(losses)	(168)	1,065
Gains/(losses) reclassified to net income	694	(40)
Total other comprehensive income	526	1,025

Comprehensive income	$39,607	$47,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
Cash	$115,669	$113,983
Accounts receivable, net	249,874	311,514
Income tax receivable	9,534	8,705
Inventories of materials and supplies, net	117,703	137,998
Prepaid expenses, deferred costs and other current assets	24,461	33,735
Total current assets	517,241	605,935

Property and equipment, net	4,208,091	4,172,132

Other receivables	11,831	11,831
Deferred income taxes	150	150
Deferred costs and other assets	11,133	11,285
Total assets	$4,748,446	$4,801,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$55,313	$70,161
Accrued liabilities	20,528	23,572
Dividends payable	4,858	16,164
Interest payable	19,042	7,704
Income tax payable	13,264	13,906
Deferred credits and other liabilities	3,284	3,941
Total current liabilities	116,289	135,448

Long-term debt	1,608,399	1,678,268
Deferred income taxes	988	1,658
Deferred credits	309	800
Other	38,922	37,989
Total long-term liabilities	1,648,618	1,718,715

Commitments and contingencies (Note 8)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 64,768 issued and outstanding at December 31, 2015 and 180,000 shares authorized and 64,654 shares issued and outstanding at September 30, 2015	64,768	64,654
Paid-in capital	214,754	213,096
Retained earnings	2,704,219	2,670,148
Accumulated other comprehensive income	(202)	(728)
Total shareholders' equity	2,983,539	2,947,170
Total liabilities and shareholders' equity	$4,748,446	$4,801,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

September 30, 2015	64,654	$64,654	$213,096	$2,670,148	$(728)	$2,947,170

Net income	—	—	—	39,081	—	39,081
Other comprehensive income	—	—	—	—	526	526
Dividends	—	—	—	(5,010)	—	(5,010)
Vesting of restricted stock and performance unit awards	114	114	(713)	—	—	(599)
Stock compensation expense	—	—	2,371	—	—	2,371
December 31, 2015	64,768	$64,768	$214,754	$2,704,219	$(202)	$2,983,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$39,081	$46,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,827	44,575
Amortization	1,250	2,504
Provision for doubtful accounts	757	—
Deferred income tax benefit	(714)	(3,380)
Share-based compensation expense	2,371	4,024
Asset impairment	64,724	60,777
Loss on sale of assets	77	9,806
Changes in assets and liabilities:
Accounts receivable	60,883	27,965
Income tax receivable	(829)	(717)
Inventories of materials and supplies	11,023	(6,771)
Prepaid expenses, deferred costs and other current assets	7,462	5,095
Deferred costs and other assets	(1,050)	62
Accounts payable	(17,615)	(14,248)
Accrued liabilities	8,570	14,866
Income tax payable	(642)	(1,333)
Deferred credits and other liabilities	1,973	5,263
Net cash provided by operating activities	220,148	194,706

Cash flows from investing activities:
Capital expenditures	(131,547)	(149,042)
Proceeds from sale of assets	—	1,348
Net cash used in investing activities	(131,547)	(147,694)

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	45,000	—
Principal repayments on long-term debt	(115,000)	—
Repayments on short-term debt, net	—	(5,931)
Dividends paid	(16,316)	—
Proceeds (payments) related to exercise of stock options	(599)	784
Debt issuance costs paid	—	(142)
Net cash used by financing activities	(86,915)	(5,289)
Net increase in cash and cash equivalents	1,686	41,723
Cash and cash equivalents, at beginning of period	113,983	80,080
Cash and cash equivalents, at end of period	$115,669	$121,803

Non-cash activities:
Increase (decrease) in accounts payable and accrued liabilities related to capital expenditures	$10,530	$(4,525)
Dividends payable	4,858	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of December 31, 2015 and for the three months ended December 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2015. Although these financial statements and related information have been prepared without audit and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2015. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to current year presentation.
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
In April 2015, the FASB issued new guidance intended to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to outstanding debt be netted against that liability in the balance sheet, consistent with the treatment of debt discounts. In August 2015, the FASB issued additional guidance to clarify that this presentation change does not address debt issuance costs related to line of credit arrangements. The new presentation guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and early adoption is permitted. We adopted this guidance in the first quarter of fiscal 2016. We reclassified $1.6 million from Prepaid, Expenses, Deferred Costs and Other Current Assets and $6.8 million from Deferred Credits and Other Assets to Long-Term Debt in the September 30, 2015 Condensed Consolidated Balance Sheet presented in this Form 10-Q to conform to the current year presentation of debt issuance costs. We elected not to change our treatment of debt issuance cost related to line of credit arrangements.
In November 2015, amended guidance from the FASB was issued for the balance sheet classification of deferred income taxes. The amended guidance requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Deferred tax assets and liabilities will continue to be offset and presented as a single amount under the amended guidance.  The effective date for public business entities is for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company has not yet adopted nor selected a transition method and is currently evaluating the impact it may have on its financial condition and results of operations.

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three months ended December 31, 2015 and 2014 is as follows:

	Three Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount
December 31, 2015
Basic earnings per share	$39,081	64,765	$0.60
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock and performance units	—	156	—
Diluted earnings per share	$39,081	64,921	$0.60
December 31, 2014
Basic earnings per share	$46,218	64,405	0.72
Effect of dilutive securities:
Stock options	—	99	—
Restricted stock and performance units	—	511	(0.01)
Diluted earnings per share	$46,218	65,015	$0.71

For the purpose of calculating diluted earnings per share for the three months ended December 31, 2015, there were approximately 1,584,000 anti-dilutive securities and for the three months ended December 31, 2014, there were approximately 600,000 anti-dilutive securities.

NOTE 3—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	December 31, 2015	September 30, 2015
Drilling vessels and equipment	$3,933,767	$4,003,483
Construction work in progress	791,232	720,852
Drill pipe	54,861	55,248
Office equipment and other	39,033	36,379
Total cost	4,818,893	4,815,962
Less: Accumulated depreciation	(610,802)	(643,830)
Property and equipment, net	$4,208,091	$4,172,132

Impairments

The Atwood Falcon is expected to complete work on its contract in early February 2016. As a result of the current lack of contract opportunities, the rig's age and continued deterioration of commodity prices, we determined that it was not likely that additional work would be obtained in the foreseeable future. Based on our analysis, we concluded that the Atwood Falcon and its materials and supplies were impaired, and we have written them down to their approximate salvage value. We recorded a non-cash impairment charge of approximately $64.7 million ($64.7 million, net of tax, or $1.00 per diluted share), which is included in Asset Impairment on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2015. This impairment charge includes write-downs of property and equipment of $53.0 million and write-downs of the portion of our inventory of materials and supplies that was specific to the Atwood Falcon of $11.7 million.

The Atwood Hunter completed the contract it was working under in December 2014. Based on the lack of contracting opportunities and the further deterioration of commodity prices, in January 2015, we determined that it was not likely that additional work would be obtained in the foreseeable future. Based on our analysis, in the three months ended December 31, 2014, we determined that the Atwood Hunter and its materials and supplies were impaired, and we wrote them down to their salvage value.

We recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share), which is included in Asset Impairment on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2014. This impairment charge includes write-downs of property and equipment of $48.0 million and write-downs of our inventory of materials and supplies that was specific to the Atwood Hunter of $8.4 million.

Other Income—During the three months ended December 31, 2015, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of expected insurance recoveries related to cyclone damage to the Atwood Osprey. This amount is included in Other Income on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2015.

Loss on sale of assets— Our loss on sale of assets for the three months ended December 31, 2014 was primarily due to a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) due to the sale of the Atwood Southern Cross.

Construction Projects

On December 17, 2015, we entered into supplemental agreements (collectively, "Supplemental Agreement No. 4") which delay our requirement to take delivery of the Atwood Admiral to September 30, 2017 and the Atwood Archer to June 30, 2018. Supplemental Agreement No. 4 superseded all previous agreements. In consideration of the agreement, the Company made a payment of $50 million for each drillship on December 31, 2015. DSME has extended all remaining milestone payments, $93.9 million for the Atwood Admiral and $306.1 million for the Atwood Archer, until their respective delivery dates. The Company retains the option to take earlier delivery of each vessel, subject to a forty-five day notice period to DSME.

NOTE 4—DEBT

A summary of long-term debt is as follows:

(In thousands)	December 31, 2015	September 30, 2015
6.5% Senior Notes due 2020 ("Senior Notes")	$648,399	$648,268
Revolving Credit Facility	960,000	1,030,000
Total long-term debt	$1,608,399	$1,678,268

Senior Notes
As of December 31, 2015, our Senior Notes had an aggregate principal amount of $650 million and is presented in the table above net of unamortized debt issuance costs and the unamortized premium from their issuance. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.
Revolving Credit Facility
As of December 31, 2015, our senior secured revolving credit facility (the "Credit Facility") had $1.547 billion of total commitments and there were $960 million of outstanding borrowings. The outstanding borrowings are presented net of unamortized debt issuance costs in the table above. As of December 31, 2015, we had approximately $587 million available for borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Approximately $305 million of the commitments mature in May 2018 and approximately $1.242 billion of the commitments under the Credit Facility mature in May 2019.
Obligations under the Credit Facility are secured primarily by first preferred mortgages on eight of our drilling units (Atwood Aurora, Atwood Beacon, Atwood Condor, Atwood Eagle, Atwood Falcon, Atwood Mako, Atwood Manta and Atwood Osprey), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. Our Credit Facility contains various financial covenants. We were in compliance with all financial covenants under the Credit Facility at December 31, 2015 and we anticipate that we will continue to be in compliance for the remainder of fiscal year 2016.

The weighted-average effective interest rate on our long-term debt was approximately 4.10% per annum at December 31, 2015. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of premiums or discount. Interest capitalized for the three months ended December 31, 2015 was approximately $5 million and interest capitalized for the three months ended December 31, 2014 was approximately $4 million.

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

Senior Notes – The carrying value of our Senior Notes, net of unamortized premium and debt issuance costs, is $648 million ($650 million principal amount) while the fair value of our Senior Notes was $359 million at December 31, 2015. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this as a Level 2 fair value measurement as valuation inputs for fair value measurements are quoted market prices at December 31, 2015 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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

The following table sets forth the estimated fair value of our derivative financial instruments at December 31, 2015 and September 30, 2015, which are measured and recorded at fair value on a recurring basis:

		December 31,	September 30,
(In thousands)	Balance Sheet Classification	2015	2015
Derivative assets designated as hedges:
Short-term foreign currency forwards	Prepaid expenses, deferred costs and other current assets	$2,362	$3,822
Long-term interest rate swaps	Deferred costs and other assets	295	—
Derivative liabilities designated as hedges:
Short-term interest rate swaps	Accrued liabilities	(1,045)	(1,326)
Long-term interest rate swaps	Other long-term liabilities	—	(974)
Total derivative contracts, net		$1,612	$1,522

NOTE 6—SHARE-BASED COMPENSATION
A summary of our share-based compensation expense during the three months ended December 31, 2015 and 2014 is as follows:

	Three Months Ended December 31,
(In thousands, except average service periods)	2015	2014
Share-based compensation recognized	$2,371	$4,024
Unrecognized compensation cost, net of estimated forfeitures	25,940	29,089
Remaining weighted-average service period (years)	2.3	2.3

Restricted Stock Units

During the three months ended December 31, 2015, we granted to certain employees and our non-employee directors, restricted stock and restricted stock units that are subject to vesting conditions. The grant date fair value of these awards was based on the fair value of our common stock on the date of grant. A summary of our restricted stock activity for the three months ended December 31, 2015 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested at October 1, 2015	711	$43.14
Granted	569	15.28
Vested	(162)	46.99
Forfeited	(18)	44.58
Unvested at December 31, 2015	1,100	28.14

Performance Units
During the three months ended December 31, 2015, we granted to certain employees share-based awards that are subject to market-based performance conditions ("performance units"). The grant date fair value of these performance units was determined through use of the Monte Carlo simulation method. A summary of performance unit stock activity for the three months ended December 31, 2015 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested at October 1, 2015	240	$43.73
Granted	254	15.63
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2015	494	29.26

Stock Options

A summary of stock option activity for the three months ended December 31, 2015 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding at October 1, 2015	685	$34.90
Granted	—	—
Exercised	—	—		—
Forfeited	—	—
Expired	(10)	18.58
Outstanding at December 31, 2015	675	35.15	4.1	(16,822)
Exercisable at December 31, 2015	675	35.15	4.1	(16,822)

NOTE 7— INCOME TAXES

Our consolidated effective income tax rate for the three months ended December 31, 2015 was approximately 22%, as compared to 17% for the three months ended December 31, 2014. The effective tax rate for the three months ended December 31, 2015 was higher than the rate for the three months ended December 31, 2014, primarily due to the impairment charge to the Atwood Falcon, which did not result in a corresponding tax benefit. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. At December 31, 2015, we had approximately $15.1 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $3.7 million, which are included in Other long-term liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All of the net uncertain tax liabilities would affect the effective tax rate if realized.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which is not expected to have, either individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Other Matters

The Atwood Beacon operated in India from early December 2006 to the end of July 2009. A service tax was enacted in India in 2004 on revenues derived from seismic and exploration activities. This service tax law was subsequently amended in June 2007 and again in May 2008 to state that revenues derived from mining services and drilling services were specifically subject to this service tax. The contract terms with our customer in India provided that any liability incurred by us related to any tax obligation pursuant to laws not in effect at the time the contract was executed in 2005 was to be reimbursed by our customer. We believe any service taxes assessed by the Indian tax authorities under the 2007 or 2008 amendments are an obligation of our customer. Our customer is disputing this obligation on the basis of its contention that revenues derived from drilling services were taxable under the initial 2004 law, and are, therefore, our obligation.

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

As of December 31, 2015, we had paid to the Indian government $10.5 million in service taxes and have accrued $1.3 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.8 million relating to service taxes. We recorded a corresponding $11.8 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded as a receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of December 31, 2015 and for the three months ended December 31, 2015 and 2014 included in this report and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and elsewhere in this report. See “Forward-Looking Statements” below.

OVERVIEW

Financial and operating results for the three months ended December 31, 2015, include:

•
Operating revenues totaling $307.8 million on 830 operating days for the three months ended December 31, 2015, as compared to operating revenues of $351.7 million on 1,023 operating days for the three months ended December 31, 2014;

•	Net income of $39.1 million for the three months December 31, 2015, as compared to net income of $46.2 million for the three months ended December 31, 2014;

•	Capital expenditures of $131.5 million for the three months ended December 31, 2015, as compared to capital expenditures of $149.0 million for the three months ended December 31, 2014; and

•	Increase in cash on hand of $1.7 million for the three months period then ended December 31, 2015 to $115.6 million.

MARKET OUTLOOK
Industry Conditions
The level of activity in the offshore drilling industry, which affects the sector's profitability, is cyclical and highly dependent on the offshore capital expenditure levels of E&P companies. In turn, E&P company offshore drilling expenditures are influenced by the current prices of oil and gas, expectations about future prices, company-specific cash flow levels, historical project returns and other capital allocation strategies (e.g., onshore versus offshore drilling).
The offshore drilling industry has experienced declining demand for drilling rigs since the second half of calendar 2014 due to a significant slowdown in E&P spending offshore that has been exacerbated by a sharp decline in oil prices. Oil prices have dropped more than 70% from peak levels in 2014, with Brent oil recently trading around $37 per barrel at December 31, 2015. E&P companies reduced their offshore capital spending in 2015 by canceling or deferring planned drilling programs, and further reduced their budgeted offshore expenditures for 2016, due to the expectation of continued low oil prices. In calendar 2016, further erosion of oil prices has occurred as prices dipped below $30 per barrel in January. Absent a recovery from current oil price levels, we expect further reductions in offshore rig demand in 2016, which in turn could materially and adversely affect our financial position, results of operations or cash flows. See "Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices" under "Risk Factors" Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
As rig demand has declined, the supply of offshore drilling rigs, both floaters and jackups, continues to grow as drilling contractors take delivery of newer, more capable rigs which were ordered earlier in the cycle. As a result of this growing oversupply of rigs, a lower percentage of marketed rigs are being re-contracted, and day rates have declined sharply across all offshore rig classes in the past year. Customers continue to prefer newer, high specification rigs over older, less capable rigs, especially for drilling programs with a high degree of technical complexity or which are conducted in more remote geological basins. However, the general bifurcation of utilization and day rates across different generations of rigs has not prevented some newer, more modern rigs from also being idled or cold-stacked as drilling demand has declined across all regions, water depths and rig classes.
An increasing number of older, less capable rigs have been scrapped or announced for scrapping, and there is an expectation that this trend will accelerate in 2016. Despite the scrapping or idling of rigs, we can provide no assurance that further declines in rig utilization and day rates will not occur due to the persistence of an offshore rig supply and demand imbalance. Consistent with our policy, we evaluate our drilling rigs and related equipment for impairment whenever events or changes in circumstances indicate the carrying value of these assets may exceed the estimated future net cash flows. Our evaluation, among other things, includes a review of external market factors and an assessment on the future marketability of a specific drilling unit. Further declines in offshore drilling demand, and/or a lack of improvement in drilling activity or market day rates, may result in potential impairments to our drilling rigs and related equipment in the future. See "We may be required to record impairment charges with respect to our rigs" under "Risk Factors" Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
An emerging trend of some E&P companies to cancel, renegotiate, or repudiate existing drilling contracts accelerated in 2015 and has continued in fiscal year 2016 as rig demand and market day rates decrease. In fiscal year 2015, for example, we renegotiated drilling contracts with respect to the Atwood Osprey, Atwood Beacon, Atwood Achiever and the Atwood Orca. Following a weather-related force majeure event, we entered into an amendment to the Atwood Osprey drilling contract in April 2015 that reduced the contractual maturity date by one year. In addition, we reached agreements for a six-month extension for the Atwood Beacon in July 2015, a one year extension for the Atwood Achiever in October 2015, a nine month extension for the Atwood Orca in October 2015 and a four month extension for the Atwood Advantage in November 2015. These four agreements incorporated reduced day rates for some portion of the existing term in exchange for the extensions.
Some of our contracts with customers may be canceled at the option of the customer upon payment of a termination fee which may not fully compensate us for the loss of the contract and may result in a rig being idled for an extended period of time. In addition, some of our customers could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a customer to enter bankruptcy or otherwise encourage a customer to seek to repudiate, cancel or renegotiate a contract. Further deterioration in cash flow generation by E&P companies may accelerate these trends. If our customers seek to cancel or renegotiate our significant contracts and we are unable to negotiate favorable terms or secure new contracts on substantially similar terms, or at all, our revenues and profitability could be materially reduced.
Ultra-deepwater and Deepwater Rig Markets
Both the ultra-deepwater and deepwater rig markets are experiencing declining demand, utilization and day rates. As of January 29, 2016, the number of marketed ultra-deepwater rigs under contract industry-wide decreased to 123 (from 143 on January 29, 2015) representing 81% utilization of a total of 152 active rigs. The number of marketed deepwater rigs under contract decreased to 36 (from 53 on January 29, 2015), representing 69% utilization of a total of 52 active rigs. Declines in the percentage of marketed rigs under contract have been driven by reduced rig demand across all geographic regions coupled with an increase in marketed supply due to continued deliveries of newbuild rigs, primarily from Korean and Singaporean shipyards.
As of January 29, 2016, 56 ultra-deepwater floaters were under construction with scheduled deliveries through January 2020, 32 of which were contracted. However, this figure includes 28 floaters under long-term contracts with Petrobras, many of which may be delayed, repudiated, or canceled due to the financial difficulties of the Brazilian rig-owning entities. In response to reduced rig demand and lack of suitable drilling programs, we and other drilling contractors have proactively delayed delivery of rigs under construction. Twenty ultra-deepwater rigs are scheduled for delivery during the remainder of calendar year 2016, 15 are scheduled for delivery in 2017 and an additional 21 units are scheduled for delivery in 2018 and beyond.
The number of idle rigs being cold-stacked and scrapped has increased since the beginning of 2015 year. Prior to 2015, cold-stacking was generally limited to older, less capable deepwater and mid-water rigs. During calendar year 2015, 16 ultra-deepwater rigs and 15 deepwater rigs, were announced for cold-stacking, retirement or scrapping and will no longer be actively marketed. We expect this trend of marketed supply attrition to continue into 2016 as limited re-contracting opportunities exist for floaters completing their drilling programs, leading to a growing supply of idle rigs.
Our Ultra-deepwater Rigs and Deepwater Rigs
The Atwood Achiever, a dynamically positioned, ultra-deepwater drillship, is operating offshore Northwest Africa and is contracted through approximately November 2018. The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, is operating in the U.S. Gulf of Mexico and is contracted through August 2017.
The Atwood Condor, a dynamically positioned, ultra-deepwater semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through November 2016. The Atwood Osprey, an ultra-deepwater semisubmersible, is operating offshore Australia and is contracted through May 2016.
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
The Atwood Admiral and Atwood Archer were originally scheduled to be delivered in March 2015 and December 2015, respectively. Due to lack of suitable drilling programs, we have not yet secured the initial drilling contracts for these rigs. As a result, we have entered into amendments to our construction contracts with DSME to delay the required delivery date of these two rigs to September 30, 2017 and June 30, 2018, respectively. We are unable to provide any assurance that we will obtain drilling contracts for these rigs prior to their delivery. See Note 3 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further details of these amendments.
Jackup Rig Market
The jackup rig market is experiencing similar utilization and day rate challenges as the floating rig market. Declining rig demand coupled with continued delivery of newbuild rigs, primarily from shipyards in China and Singapore, have negatively impacted the jackup rig supply and demand balance worldwide. Despite the bifurcation trend that favors utilization of new, higher specification rigs at the expense of older, lower specification rigs, all classes of jackup rigs have experienced lower day rates and utilization. As of January 29, 2016, the percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract was approximately 75% as compared to 73% for the remainder of the global jackup fleet.
We expect that the increase in global jackup supply due to the continued delivery of high specification newbuild rigs through the end of 2017 will put additional pressure on rig utilization and day rates. As of January 29, 2016, there were 124 newbuild jackup rigs under construction, most of which are being constructed in China and many of which are owned by speculators or the constructing shipyards. Of the 88 jackup rigs scheduled for delivery in the remainder of 2016, only nine are contracted, while the remaining 36 rigs are scheduled for delivery primarily in 2017 and 2018. Due to lack of sufficient rig demand to absorb this additional supply, some of these scheduled jackup deliveries are expected to be delayed and/or canceled. Absent a strong recovery in high specification jackup rig demand and/or a significant reduction in rig supply due to cold-stacking, scrapping or retirements, the increasing marketed supply of jackups is likely to exceed customer requirements for the foreseeable future.
The number of idle jackup rigs removed from the marketed rig supply increased significantly in calendar 2015, as 11 high specification jackups and 30 standard jackups were cold-stacked, scrapped or retired. This trend is expected to accelerate into 2016 as older rigs are displaced due to declining overall jackup demand and increasing competition from newer, more capable rigs.

Our High Specification Jackup Rigs
The Atwood Mako and Atwood Manta, both 400-foot water depth Pacific Class jackup rigs, operated offshore Vietnam through September 2015 and offshore Thailand through October 2015, respectively. The Atwood Mako and Atwood Manta were idled in October 2015 after they completed their contracts and we were unable to obtain follow-on work. We are continuing to actively market these high-specification jackup rigs while they are currently idle.
The Atwood Aurora, a 350-foot water depth jackup, is operating offshore West Africa and is contracted through September 2016. The Atwood Beacon, a 400-foot water depth jackup, is operating in the Mediterranean Sea and is contracted through June 2016. The Atwood Orca, a 400 foot water depth Pacific Class jackup is operating offshore Thailand and is contracted through October 2016.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog at December 31, 2015 was approximately $1.3 billion, representing a 52% decrease compared to our contract backlog of $2.7 billion at December 31, 2014 primarily due to the realization of the contract backlog and the reduced term of the contract for the Atwood Osprey. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, revenues from billing our customers for reimbursable items or bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate, repudiate, or renegotiate our drilling contracts” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The following tables set forth the amount of our contract drilling revenue backlog and the percentage of available operating days committed for our fleet, excluding drilling units under construction for the periods indicated as of December 31, 2015.

Contract Drilling Revenue Backlog	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Total
(In thousands)
Ultra-deepwater	$515	$354	$181	$21	$—	$1,071
Deepwater	138	—	—	—	—	138
Jackups	93	2	—	—	—	95
Total	$746	$356	$181	$21	$—	$1,304

Percentage of Available Operating Days Committed	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
Ultra-deepwater	89%	50%	25%	3%	—%
Deepwater	56%	—%	—%	—%	—%
Jackups	52%	2%	—%	—%	—%
Total	66%	19%	9%	1%	—%

RESULTS OF OPERATIONS

Revenues—Revenues for the three months ended December 31, 2015 decreased approximately $44 million, or 12%, as compared to the three months ended December 31, 2014. An analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended December 31,
(In millions)	2015	2014	Variance
Ultra-Deepwater	$182	$167	$15
Deepwater	72	98	(26)
Jackups	41	72	(31)
Reimbursable	13	15	(2)
	$308	$352	$(44)

Our ultra-deepwater fleet realized average revenues of $523,000 per day on 348 operating days for the three months ended December 31, 2015, as compared to $505,000 per day on 330 operating days for the three months ended December 31, 2014. The increase in revenues for the ultra-deepwater fleet primarily relates to there being more downtime for maintenance in the three months ended December 31, 2014, as compared to the three months ended December 31, 2015.

Our deepwater fleet realized average revenues of $435,000 per day on 166 operating days for the three months ended December 31, 2015, as compared to $395,000 per day on 249 operating days for three months ended December 31, 2014. The decrease in operating days and revenue for fiscal year 2015, compared to fiscal year 2014, is primarily due the Atwood Hunter completing its contract and being idled in December 2014.

Our jackup fleet realized average revenues of $145,000 per day on 278 operating days for the three months ended December 31, 2015, as compared to $170,000 per day on 426 operating days for three months ended December 31, 2014. The jackup fleet realized lower revenue and operating days for the three months ended December 31, 2015, as compared to three months ended December 31, 2014 primarily due to the Atwood Manta and the Atwood Mako being idled in October 2015.

Revenue related to reimbursable expenses is primarily driven by our clients' requests for equipment, fuel, services and/or personnel that are not included in the contractual operating day rate. Thus, these revenues vary depending on the timing of the clients' requests and the work performed. Changes in the amount of revenue related to reimbursable expenses generally do not have a material effect on our financial position, results of operations, or cash flows.

Drilling Costs—Drilling costs decreased approximately $9 million, or 6% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. An analysis of contract drilling costs by rig category is as follows:

	DRILLING COSTS
	Three Months Ended December 31,
(In millions)	2015	2014	Variance
Ultra-Deepwater	$61	$63	$(2)
Deepwater	43	41	2
Jackups	26	31	(5)
Reimbursable	8	12	(4)
Other	1	1	—
	$139	$148	$(9)

Ultra-deepwater drilling costs decreased for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Average drilling costs per calendar day for our ultra-deepwater rigs decreased from approximately $170,000 for the three months ended December 31, 2014, to approximately $167,000 for the three months ended December 31, 2015. The drilling costs for our ultra-deepwater rigs were higher in three months ended December 31, 2014 primarily due to costs incurred due to the Atwood Achiever commencing initial drilling operations.

Deepwater drilling costs increased for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Average drilling costs per calendar day for our deepwater rigs increased from approximately $150,000 for the three months ended December 31, 2014, to approximately $231,000 for three months ended December 31, 2015. This increase is primarily due to costs incurred by the Atwood Eagle to undergo inspections and planned maintenance in the three months ended December 31, 2015, partially offset by the Atwood Hunter completing its contract and being idled in December 2014.

Jackup drilling costs decreased for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, primarily due to the Atwood Mako and Atwood Manta being idled in October 2015. The average drilling cost per calendar day increased to approximately $78,000 for the three months ended December 31, 2015, from approximately $70,000 for the three months ended December 31, 2014.

Reimbursable costs are primarily driven by our clients' requests for equipment, fuel, services and/or personnel that are not typically included in the contractual operating day rate. Thus, these costs vary depending on the timing of the clients' requests and the work performed. Changes in the amount of reimbursable costs generally do not have a material effect on our financial position, results of operations or cash flows.

Depreciation—Depreciation expense for the three months ended December 31, 2015 decreased approximately $2 million, or 4%, as compared to the three months ended December 31, 2014. This decrease is primarily due to the impairment of the Atwood Hunter as a result of being idled December 2014. An analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended December 31,
(In millions)	2015	2014	Variance
Ultra-Deepwater	$28	$28	$—
Deepwater	4	6	(2)
Jackups	9	9	—
Other	2	2	—
	$43	$45	$(2)

Asset Impairment—During the three months ended December 31, 2015, we recorded a non-cash impairment charge of approximately $64.7 million ($64.7 million, net of tax, or $1.00 per diluted share) to write the Atwood Falcon and its inventory of materials and supplies down to their approximate salvage value. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

During the three months ended December 31, 2014, we recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share) to write the Atwood Hunter and its inventory of materials and supplies down to their salvage value. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

General and Administrative—For the three months ended December 31, 2015, general and administrative expenses decreased by approximately $2.2 million to $15.2 million, as compared to $17.4 million for the three months ended December 31, 2014. These decreases were primarily due to reductions in payroll and related costs.

Loss on sale of assets—Our loss on sale of assets for the three months ended December 31, 2014 is primarily due to a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) due to the sale of the Atwood Southern Cross.

Interest Expense, net of capitalized interest—For the three months ended December 31, 2015, interest expense, net of capitalized interest, decreased by approximately $1.7 million to $13.8 million, as compared to $15.5 million for the three months ended December 31, 2014, primarily due to lower outstanding debt in the three months ended December 31, 2015.

Other Income—During the three months ended December 31, 2015, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of expected insurance recoveries related to cyclone damage to the Atwood Osprey.

Income Taxes—Our consolidated effective income tax rate for the three months ended December 31, 2015 was approximately 22%, as compared to 17% for the three months ended December 31, 2014. The effective tax rate for the three months ended December 31, 2015 was higher than the rate for the three months ended December 31, 2014, primarily due to the impairment charge to the Atwood Falcon, which did not result in a corresponding tax benefit. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations and borrowings under our senior secured revolving credit facility (the "Credit Facility"). In addition, we may seek to access the capital markets. Our ability to access the capital markets depends on a number of factors, including our credit rating, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.
Our liquidity requirements include meeting ongoing working capital needs, repaying our outstanding indebtedness, and funding our capital expenditure projects. Our ability to meet these liquidity requirements will depend in large part on our future operating and financial performance.
Our cash flow fluctuates depending on a number of factors, including, among others, the number of our drilling units under contract, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, payments to our vendors for operating costs, and capital expenditures. We have instituted several company-wide cost savings measures, including the elimination of non-essential personnel and other operational measures, including delaying certain capital expenditure projects to reduce liquidity requirements to a level consistent with the size of our anticipated fleet operating under customer contracts over the next twelve months. We expect these activities to have a positive impact on our cash flow generation and overall liquidity. We believe that our cash on hand, cash flows generated from operating activities and available borrowings under our Credit Facility will provide sufficient liquidity over the next twelve months to fund our working capital needs, scheduled interest payments on our outstanding debt and other purposes.
At December 31, 2015, we had $115.7 million in cash on hand.  During the three months ended December 31, 2015, we relied principally on our cash flows from operations, cash on hand and borrowings under our Credit Facility to meet liquidity needs and fund our cash requirements including our capital expenditures of $131.5 million. To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Cash Flows

	Three Months Ended December 31,
(In millions)	2015	2014
Net cash provided by operating activities	$220,148	$194,706
Net cash used in investing activities	(131,547)	(147,694)
Net cash used in financing activities	(86,915)	(5,289)

Working capital decreased from $470.5 million as of September 30, 2015 to $401.0 million as of December 31, 2015. Net cash from operating activities for the three months ended December 31, 2015 was $220.1 million, as compared to $194.7 million for the three months ended December 31, 2014.

Investing Activities
Capital Expenditures
Our investing activities are primarily related to capital expenditures for property and equipment. Our capital expenditures, including maintenance capital expenditures, for the three months ended December 31, 2015 totaled $131.5 million. Our capital expenditures for the three months ended December 31, 2014 totaled $149.0 million.
As of December 31, 2015, we have expended approximately $765 million on our drilling units under construction. The Atwood Admiral and Atwood Archer were originally scheduled to be delivered in March 2015 and December 2015, respectively. On December 17, 2015, we entered into a supplemental agreement No. 4 for each rig with DSME ("Supplemental Agreement No. 4"), which delay the required delivery of these rigs to September 30, 2017 and June 30, 2018, respectively. Supplemental Agreement No. 4 superseded all previous agreements. In consideration of the agreement, the Company made a payment of $50 million for each drillship on December 31, 2015. All remaining milestone payments, $93.9 million for the Atwood Admiral and $306.1 million for the Atwood Archer, have been extended until their respective delivery dates. We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our Credit Facility. At December 31, 2015, we estimate the remaining costs including firm commitments, project management, capitalized interest, drilling tools, handling tools and spares for our drilling units under construction to be $484 million.

Financing Activities

Our financing activities primarily consist of borrowing and repayment of long-term and short-term debt and dividend payments. Proceeds received from borrowings from our Credit Facility totaled $45 million for the three months ended December 31, 2015. Repayments on our Credit Facility of $115 million for the three months ended December 31, 2015.

We paid quarterly dividends of $0.075 per share in January 2016, that were declared November 2015. The declaration and amount of future dividends is at the discretion of our board of directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our board of directors deems relevant. In addition, our ability to pay dividends is limited by the agreements governing our indebtedness and may also be further limited by future agreements governing our indebtedness. In the future, the amount per share of our dividend payments may change, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

Senior Notes
As of December 31, 2015, our 6.5% fixed-rate senior notes due in 2020 ("Senior Notes") have an aggregate principal amount outstanding of $650 million. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.

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

Revolving Credit Facility
As of December 31, 2015, our Credit Facility had $1.547 billion of total commitments and there were $960 million of outstanding borrowings. As of December 31, 2015, we had approximately $587 million available for borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at the Eurodollar rate plus a margin ranging from 1.75% to 2.00% and the commitment fee on the unused portion of the underlying commitment ranges from 0.30% to 0.40% per annum, in each case based on our corporate credit ratings. Approximately $305 million of the commitments mature in May 2018 and approximately $1.242 billion of the commitments under the Credit Facility mature in May 2019.
Obligations under the Credit Facility are secured primarily by first preferred mortgages on eight of our drilling units (Atwood Aurora, Atwood Beacon, Atwood Condor, Atwood Eagle, Atwood Falcon, Atwood Mako, Atwood Manta and Atwood Osprey), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. Our Credit Facility contains various financial covenants. We were in compliance with all financial covenants under the Credit Facility at December 31, 2015, and we anticipate that we will continue to be in compliance for the remainder of fiscal year 2016.

The following summarizes our availability under our Credit Facility at December 31, 2015 (in millions):

Commitment under Credit Facility	$1,547
Borrowings under Credit Facility	960
Letters of Credit Outstanding	—
Availability	$587

Letter of Credit Facility

In July 2015, we entered into a letter of credit facility with BNP Paribas (“BNP”), pursuant to which BNP may issue letters of credit up to an unlimited stated face amount of such letters of credit. BNP has no commitment under the facility to issue letters of credit, and the facility may be canceled by BNP at any time. The facility contains certain events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, cross-defaults under other debt agreements, or a change of control. As of December 31, 2015, we have not requested any letters of credits under this facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of September 30, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. As of December 31, 2015, other than payments made under our construction contracts, further postponement of the required delivery of the drilling units under construction and repayments under our Credit Facility, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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

Such statements are subject to numerous risks, uncertainties and assumptions that are beyond our ability to control, including, but not limited to:

•	prices of oil and natural gas and industry expectations about future prices;

•	market conditions and level of activity in the drilling industry and the global economy in general;

•	the level of capital expenditures by our customers;

•	the termination, renegotiation, or repudiation of contracts or payment delays by our customers;

•	the operational risks involved in drilling for oil and gas;

•	the highly competitive and volatile nature of our business;

•	our ability to enter into, and the terms of, future drilling contracts, including contracts for our newbuild units, for rigs currently idled and for rigs whose contracts are expiring;

•	the impact of governmental or industry regulation, both in the United States and internationally;

•	the risks of and disruptions to international operations, including political instability and the impact of terrorist acts, acts of piracy, embargoes, war or other military operations;

•	our ability to obtain and retain qualified personnel to operate our vessels;

•	unplanned downtime and repairs on our rigs;

•	timely access to spare parts, equipment and personnel to maintain and service our fleet;

•	customer requirements for drilling capacity and customer drilling plans;

•	the adequacy of sources of liquidity for us and for our customers;

•	changes in tax laws, treaties and regulations;

•	the risks involved in the construction, upgrade, and repair of our drilling units; and

•	such other risks discussed in Item 1A. “Risk Factors” of our Form 10-K for the fiscal year ended September 30, 2015 and in our other reports filed with the Securities and Exchange Commission, or SEC.

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
Interest Rate Risk
The provisions of our Credit Facility provide for a variable interest rate cost on our $960 million outstanding as of December 31, 2015. However, we have employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of December 31, 2015, in order to minimize unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, $710 million of our variable long-term debt outstanding as of December 31, 2015, is subject to changes in interest rates. A change of 10% in the interest rate on the floating rate debt would not have a material effect on our annual earnings or cash flows.
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
From time to time, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in currency exchange rates. We have outstanding foreign currency forward exchange contracts that were entered into to hedge a portion of our anticipated Eurodollar receipts associated with revenues earned. These forward contracts are designated as cash flow hedging instruments. Based on December 31, 2015 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect to our annual earnings or cash flows.
Market Risk
Our Senior Notes bear interest at a fixed interest rate. The fair value of our Senior Notes will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately

$359 million December 31, 2015, compared to the principal amount of $650 million. If prevailing market interest rates had been 10% lower at December 31, 2015, the change in fair value of our Senior Notes would not have a material effect to our annual earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of December 31, 2015, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1
Supplemental Agreement No. 4 dated 17 December 2015 to the Drillship Contract dated 27 September 2012 by and between Alpha Admiral Company and Daewoo Shipbuilding & Marine Engineering Co., Ltd. (Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed December 18, 2015).

10.2
Supplemental Agreement No. 4 dated 17 December 2015 to Drillship Contract dated 24 June 2013 by and between Alpha Archer Company and Daewoo Shipbuilding & Marine Engineering Co., Ltd. (Incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed December 18, 2015).

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

ATWOOD OCEANICS, INC.
(Registrant)

Date:	February 3, 2016	/S/ MARK W. SMITH
Mark W. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)