Form 10-Q
period 2016-03-31
ATWOOD OCEANICS INC
filed 2016-05-06
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of May 3, 2016, there were 64,797,106 shares of common stock, $1.00 par value per share, outstanding.

ATWOOD OCEANICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share amounts)	2016	2015	2016	2015
REVENUES:
Contract drilling	$282,546	$338,621	$577,161	$675,382
Revenues related to reimbursable expenses	13,805	11,766	27,009	26,731
Total revenues	296,351	350,387	604,170	702,113

COSTS AND EXPENSES:
Contract drilling	89,918	131,124	220,570	267,589
Reimbursable expenses	9,123	8,661	17,409	20,568
Depreciation	41,053	42,528	83,880	87,103
General and administrative	11,488	14,737	26,665	32,146
Asset impairment	708	—	65,432	60,777
Loss on sale of assets	77	5,529	77	15,335
Other, net	(1,137)	—	(1,060)	—
	151,230	202,579	412,973	483,518

OPERATING INCOME	145,121	147,808	191,197	218,595

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(17,098)	(12,847)	(30,859)	(28,351)
Interest income	6	15	10	72
Gains on extinguishment of debt	8,397	—	8,397	—
Other income	—	—	17,976	—
	(8,695)	(12,832)	(4,476)	(28,279)

INCOME BEFORE INCOME TAXES	136,426	134,976	186,721	190,316
PROVISION FOR INCOME TAXES	13,989	12,307	25,203	21,429
NET INCOME	$122,437	$122,669	$161,518	$168,887

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$1.89	$1.90	$2.49	$2.62
Diluted	$1.89	$1.89	$2.49	$2.60
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,781	64,620	64,739	64,513
Diluted	64,825	65,048	64,870	65,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Net income	$122,437	$122,669	$161,518	$168,887
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized holding gains/(losses)	(4,649)	1,892	(4,818)	2,957
Gains/(losses) reclassified to net income	2,043	(227)	2,738	(267)
Total other comprehensive income (loss)	(2,606)	1,665	(2,080)	2,690

Comprehensive income	$119,831	$124,334	$159,438	$171,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
Cash	$226,812	$113,983
Accounts receivable, net	240,740	311,514
Income tax receivable	8,198	8,705
Inventories of materials and supplies, net	110,029	137,998
Prepaid expenses, deferred costs and other current assets	18,790	33,735
Total current assets	604,569	605,935

Property and equipment, net	4,209,558	4,172,132

Other receivables	11,831	11,831
Deferred income taxes	150	150
Deferred costs and other assets	8,884	11,285
Total assets	$4,834,992	$4,801,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$43,878	$70,161
Accrued liabilities	19,294	23,572
Dividends payable	—	16,164
Interest payable	8,222	7,704
Income tax payable	20,440	13,906
Deferred credits and other liabilities	3,834	3,941
Total current liabilities	95,668	135,448

Long-term debt	1,595,018	1,678,268
Deferred income taxes	1,096	1,658
Deferred credits	71	800
Other	38,032	37,989
Total long-term liabilities	1,634,217	1,718,715

Commitments and contingencies (Note 8)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 64,794 issued and outstanding as of March 31, 2016 and 180,000 shares authorized and 64,654 shares issued and outstanding as of September 30, 2015	64,794	64,654
Paid-in capital	217,037	213,096
Retained earnings	2,826,084	2,670,148
Accumulated other comprehensive income	(2,808)	(728)
Total shareholders' equity	3,105,107	2,947,170
Total liabilities and shareholders' equity	$4,834,992	$4,801,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

September 30, 2015	64,654	$64,654	$213,096	$2,670,148	$(728)	$2,947,170

Net income	—	—	—	161,518	—	161,518
Other comprehensive income	—	—	—	—	(2,080)	(2,080)
Dividends	—	—	—	(5,582)	—	(5,582)
Vesting of restricted stock and performance unit awards	140	140	(1,068)	—	—	(928)
Stock compensation expense	—	—	5,009	—	—	5,009
March 31, 2016	64,794	$64,794	$217,037	$2,826,084	$(2,808)	$3,105,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$161,518	$168,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,880	87,103
Amortization	1,607	3,761
Provision for doubtful accounts	1,141	160
Deferred income tax benefit	(650)	(3,512)
Share-based compensation expense	5,009	8,119
Asset impairment	65,432	60,777
Loss on sale of assets	77	15,335
(Gain) on extinguishment of debt	(8,397)	—
Other, net	(1,137)	—
Changes in assets and liabilities:
Accounts receivable	62,963	15,829
Income tax receivable	507	(3,604)
Inventories of materials and supplies	16,187	(17,110)
Prepaid expenses, deferred costs and other current assets	14,709	9,789
Deferred costs and other assets	(1,381)	(357)
Accounts payable	(25,306)	2,825
Accrued liabilities	(3,760)	(3,691)
Income tax payable	6,534	(310)
Deferred credits and other liabilities	1,220	5,747
Net cash provided by operating activities	380,153	349,748

Cash flows from investing activities:
Capital expenditures	(176,175)	(177,130)
Proceeds from sale of assets	6,681	2,524
Net cash used in investing activities	(169,494)	(174,606)

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	45,000	—
Principal repayments on long-term debt	(120,156)	(135,000)
Repayments on short-term debt, net	—	(11,885)
Dividends paid	(21,746)	(16,163)
Proceeds (payments) related to exercise of stock options	(928)	1,186
Debt issuance costs paid	—	(3,126)
Net cash used by financing activities	(97,830)	(164,988)
Net increase in cash and cash equivalents	112,829	10,154
Cash and cash equivalents, at beginning of period	113,983	80,080
Cash and cash equivalents, at end of period	$226,812	$90,234

Non-cash activities:
Increase (decrease) in accounts payable and accrued liabilities related to capital expenditures	$950	$3,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of March 31, 2016 and for the three and six months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2015. Although these financial statements and related information have been prepared without audit and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2015. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations, changes in shareholders' equity, and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to current year presentation.
Recently issued accounting pronouncements
In March 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU), “Improvements to Employee Share-Based Payment Accounting,” as part of its simplification initiative. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification ("Update 2016-02"), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
In November 2015, amended guidance from the FASB was issued for the balance sheet classification of deferred income taxes. The amended guidance requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Deferred tax assets and liabilities will continue to be offset and presented as a single amount under the amended guidance.  The effective date for public business entities is for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have not yet adopted nor selected a transition method and are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
In April 2015, the FASB issued new guidance intended to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to outstanding debt be netted against that liability in the balance sheet, consistent with the treatment of debt discounts. In August 2015, the FASB issued additional guidance to clarify that this presentation change does not address debt issuance costs related to line of credit arrangements. The new presentation guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and early adoption is permitted. We adopted this guidance in the first quarter of fiscal 2016. We reclassified $1.7 million from Prepaid Expenses, Deferred Costs and Other Current Assets and $6.0 million from Deferred Costs and Other Assets to Long-Term Debt in the September 30, 2015 Condensed Consolidated Balance Sheet presented in this Form 10-Q to conform to the current year presentation of debt issuance costs.
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

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three and six months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended			Six Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
March 31, 2016
Basic earnings per share	$122,437	64,781	$1.89	$161,518	64,739	$2.49
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Restricted stock and performance units	—	44	—	—	131	—
Diluted earnings per share	$122,437	64,825	$1.89	$161,518	64,870	$2.49
March 31, 2015
Basic earnings per share	$122,669	64,620	1.90	168,887	64,513	$2.62
Effect of dilutive securities:
Stock options	—	64	—	—	80	—
Restricted stock and performance units	—	364	(0.01)	—	438	(0.02)
Diluted earnings per share	$122,669	65,048	$1.89	$168,887	65,031	$2.60

For the purpose of calculating diluted earnings per share for the three and six months ended March 31, 2016, there were approximately 2,090,399 and 2,085,649 anti-dilutive securities and for the three and six months ended March 31, 2015, there were approximately 1,127,000 and 864,000 anti-dilutive securities.

NOTE 3—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	March 31, 2016	September 30, 2015
Drilling vessels and equipment	$3,944,409	$4,003,483
Construction work in progress	818,580	720,852
Drill pipe	55,768	55,248
Office equipment and other	39,221	36,379
Total cost	4,857,978	4,815,962
Less: Accumulated depreciation	(648,420)	(643,830)
Property and equipment, net	$4,209,558	$4,172,132

Impairments

The Atwood Falcon completed the contract it was working under in early March 2016. Based on the lack of contracting opportunities and the further deterioration of commodity prices, we determined that it was not likely that additional work would be obtained in the foreseeable future. Based on our analysis, we concluded that the Atwood Falcon and its materials and supplies were impaired as of December 31, 2015, and we wrote them down to their approximate salvage value. We recorded a non-cash impairment charge of approximately $64.7 million ($64.7 million, net of tax, or $1.00 per diluted share), which is included in Asset Impairment on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2015. This impairment charge includes a write-down of property and equipment of $53.0 million and a write-down of our inventory of materials and supplies specific to the Atwood Falcon of $11.7 million.
Following contract completion and mobilization of the vessel to international waters, on March 24, 2016, we executed a sale and recycling agreement with respect to the Atwood Falcon, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. As of March 31, 2016, the Atwood Falcon was classified as Held-for-Sale, and the value of the vessel was adjusted to the lower of its carrying amount or fair value less costs to sell. As a result, we recorded an additional non-cash impairment charge of approximately $0.7 million, which is included in Asset Impairment on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 (see Note 9), and its value of $1.3 million is included in Prepaid expenses, deferred costs and other current assets on the Condensed Consolidated Balance Sheet as of March 31, 2016.
The total non-cash impairment charges recorded for the Atwood Falcon of approximately $65.4 million is included in Asset Impairment on the Condensed Consolidated Statement of Operations for the six months ended March 31, 2016.
The Atwood Hunter completed the contract it was working under in December 2014. Based on the lack of contracting opportunities and the further deterioration of commodity prices, in January 2015, we determined that it was not likely that additional work would be obtained in the foreseeable future. Based on our analysis, in the three months ended December 31, 2014, we determined that the Atwood Hunter and its materials and supplies were impaired, and we wrote them down to their salvage value. We recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share), which is included in Asset Impairment on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2014. This impairment charge included write-downs of property and equipment of $48.0 million and write-downs of our inventory of materials and supplies that was specific to the Atwood Hunter of $8.4 million. In August 2015, we completed the sale of the Atwood Hunter.

Other Income—During the three months ended December 31, 2015, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of expected insurance recoveries related to cyclone damage to the Atwood Osprey. This amount is included in Other Income on the Condensed Consolidated Statement of Operations for the six months ended March 31, 2016.

Loss on sale of assets— Our loss on sale of assets for the six months ended March 31, 2016 was primarily due to a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) due to the sale of the Atwood Southern Cross and a loss of approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share), due to the sale of Atwood Hunter.

Construction Projects

On December 17, 2015, we entered into a supplemental agreement (collectively, "Supplemental Agreement No. 4") to the construction contracts with Daewoo Shipbuilding and Marine Engineering Co., Ltd ("DSME") which delay our requirements to take delivery of the Atwood Admiral to September 30, 2017 and the Atwood Archer to June 30, 2018. Supplemental Agreement No. 4 amends all material terms of the previous agreements. In consideration of the agreement, we made a payment of $50 million for each drillship on December 31, 2015. DSME has extended all remaining milestone payments, $93.9 million for the Atwood Admiral and $305.9 million for the Atwood Archer, until their respective delivery dates. We retain the option to take earlier delivery of each vessel, subject to a forty-five-day notice period to DSME.

NOTE 4—DEBT

A summary of long-term debt is as follows:

(In thousands)	March 31, 2016	September 30, 2015
6.5% Senior Notes due 2020 ("Senior Notes")	$635,018	$648,268
Revolving Credit Facility	960,000	1,030,000
Total long-term debt	$1,595,018	$1,678,268

Senior Notes
As of March 31, 2016, $636.5 million aggregate principal amount of our Senior Notes were outstanding. Our Senior Notes are presented in the table above net of the unamortized premium from their issuance and net of unamortized debt issuance costs of $6.7 million and $7.7 million as of March 31, 2016 and September 30, 2015, respectively. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.

During the three months ended March 31, 2016, we repurchased, through open market transactions, $13.5 million aggregate principal of our Senior Notes at an aggregate cost of $5.1 million, including a minimal amount of accrued interest, representing an average discount of 62.2%. As a result of the repurchases, we recognized a total gain on debt retirement, net of the related debt issuance costs of $8.4 million ($8.4 million, net of tax, or $0.13 per diluted share) in Gains on extinguishment of debt on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2016. The repurchases were made using available cash balances (see Note 9).
Revolving Credit Facility
On March 25, 2016, we entered into an amendment to our senior secured revolving credit facility (the "Credit Facility") providing that, among other things, effective on March 28, 2016, (i) removes the maximum leverage ratio and maximum secured leverage ratio financial covenants, (ii) amends the minimum interest expense coverage ratio such that it is not applicable until the quarter ending September 30, 2018, and decreases the minimum ratio required to 1.15:1.00, (iii) adds a minimum liquidity financial covenant of $150 million, (iv) revises the restricted payments covenant to prohibit us from paying dividends, (v) reduces the total commitments under the Credit Facility by $152 million, and (vi) permits the incurrence of up to $400 million of second lien debt, subject to the parameters set forth therein. After giving effect to the amendment, commitments under the Credit Facility are $1.395 billion through May 2018 and $1.1205 billion through May 2019. As a result of the amendment, borrowings under the Credit Facility will bear interest at the Eurodollar rate plus a margin ranging from 2.50% to 3.25% and the commitment fee on the unused portion of the underlying commitment ranges from 1.00% to 1.30% per annum, in each case based on our corporate credit ratings.
In connection with the amendment, we mortgaged the Atwood Achiever, the Atwood Advantage and the Atwood Orca, as additional collateral under the Credit Facility, as well as pledged the equity interests in our subsidiaries that own, directly or indirectly, these three vessels. Additionally, the Atwood Eagle and Atwood Falcon, along with the pledged equity interests in certain of our subsidiaries that, directly or indirectly, own these two vessels, were removed as collateral under the Credit Facility. Our interest in the two drillships under construction remain unencumbered by the Credit Facility.
As of March 31, 2016, our Credit Facility had $1.395 billion of total commitments and we had $960 million of outstanding borrowings. As of March 31, 2016, we had approximately $435 million available for borrowings under the Credit Facility. Approximately $275 million of the commitments mature in May 2018 and approximately $1.12 billion of the commitments under the Credit Facility mature in May 2019.
Obligations under the Credit Facility are secured primarily by first preferred mortgages on nine of our drilling units (Atwood Aurora, Atwood Beacon, Atwood Condor, Atwood Mako, Atwood Manta, Atwood Osprey, Atwood Achiever, Atwood Advantage and Atwood Orca), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. We were in compliance with all financial covenants under the Credit Facility as of March 31, 2016 and we anticipate that we will continue to be in compliance for the next 12 months.

The weighted-average effective interest rate on our long-term debt was approximately 4.30% per annum as of March 31, 2016. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of debt issuance costs and our debt premiums. Interest capitalized for the three and six months ended March 31, 2016 was approximately $3.8 million and $8.4 million respectively. Interest capitalized for the three and six months ended March 31, 2015 was approximately $4 million and $9 million respectively.

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

Senior Notes – The carrying value of our Senior Notes, net of unamortized premium and debt issuance costs, is $635 million ($636.5 million principal amount) while the fair value of our Senior Notes was $316 million as of March 31, 2016. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this as a Level 2 fair value measurement as valuation inputs for fair value measurements are quoted market prices as of March 31, 2016 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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

The following table sets forth the estimated fair value of our derivative financial instruments as of March 31, 2016 and September 30, 2015, which are measured and recorded at fair value on a recurring basis:

		March 31,	September 30,
(In thousands)	Balance Sheet Classification	2016	2015
Derivative assets designated as hedges:
Short-term foreign currency forwards	Prepaid expenses, deferred costs and other current assets	$—	$3,822
Derivative liabilities designated as hedges:
Short-term interest rate swaps	Accrued liabilities	(1,570)	(1,326)
Short-term foreign currency forwards	Deferred credits and other liabilities	(193)	—
Long-term interest rate swaps	Other long-term liabilities	(1,090)	(974)
Total derivative contracts, net		$(2,853)	$1,522

NOTE 6—SHARE-BASED COMPENSATION
A summary of our share-based compensation expense during the six months ended March 31, 2016 and 2015 is as follows:

	Six Months Ended March 31,
(In thousands, except average service periods)	2016	2015
Share-based compensation recognized	$5,009	$8,119
Unrecognized compensation cost, net of estimated forfeitures	21,469	26,310
Remaining weighted-average service period (years)	2.1	2.0

Restricted Stock Units

During the six months ended March 31, 2016, we granted to certain employees and our non-employee directors, restricted stock units that are subject to vesting conditions. The grant date fair value of these awards was based on the fair value of our common stock on the date of grant. A summary of our restricted stock activity for the six months ended March 31, 2016 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested as of October 1, 2015	711	$43.14
Granted	642	14.32
Vested	(190)	44.96
Forfeited	(76)	32.10
Unvested as of March 31, 2016	1,087	26.15

Performance Units
During the six months ended March 31, 2016, we granted to certain employees share-based awards that are subject to market-based performance conditions ("Performance Units"). The grant date fair value of these performance units was determined through use of the Monte Carlo simulation method. A summary of Performance Units stock activity for the six months ended March 31, 2016 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested as of October 1, 2015	240	$43.73
Granted	254	15.63
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2016	494	26.69

Stock Options
A summary of stock option activity for the six months ended March 31, 2016 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of October 1, 2015	685	$34.90
Granted	—	—
Exercised	—	—		—
Forfeited	—	—
Expired	(17)	27.25
Outstanding as of March 31, 2016	668	35.10	3.8	(17,325)
Exercisable as of March 31, 2016	668	35.10	3.8	(17,325)

NOTE 7— INCOME TAXES

Our consolidated effective income tax rate for the three and six months ended March 31, 2016 was approximately 10% and 13%, as compared to 9% and 11% for the three and six months ended March 31, 2015. The effective tax rate for the three and six months ended March 31, 2016 was higher than the rate for the three and six months ended March 31, 2015, primarily due to a change in the geographical mix of income compared to prior periods. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2016, we had approximately $16.0 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $3.9 million, which are included in Other long-term liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All of the net uncertain tax liabilities would affect the effective tax rate if realized.

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

As of March 31, 2016, we had paid to the Indian government $10.5 million in service taxes and have accrued $1.3 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.8 million relating to service taxes. We recorded a corresponding $11.8 million long-term other receivable due from our customer relating to service taxes due under the contract. We continue to pursue collection of such amounts from our customer and expect to collect the amount recorded.

NOTE 9—SUBSEQUENT EVENTS

On April 13, 2016, the Atwood Falcon sale and recycling transaction closed and title of the vessel and associated equipment and machinery transferred to a third party buyer (see Note 3).

In April 2016, we completed additional repurchases of $140.7 million aggregate principal amount of our Senior Notes for $94.0 million, including $2.3 million of accrued interest, representing an average discount of 34.8%. These repurchases, both in the period ended March 31, 2016 and in April 2016, allowed us to reduce our outstanding indebtedness and related interest expense at a significant discount to the face value of our Senior Notes. The repurchases were made using available cash balances. Following these repurchases, the Company has $495.8 million Senior Notes outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three and six months ended March 31, 2016 and 2015 included in this report and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and elsewhere in this report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position as of March 31, 2016, and our results of operations for the three and six months ended March 31, 2016 and March 31, 2015. Financial and operating results for the three and six months ended March 31, 2016, include:

•
Operating revenues totaling $296.4 million and $604.2 million on 778 and 1,570 operating days for the three and six months ended March 31, 2016, respectively, as compared to operating revenues of $350.4 million and $702.1 million on 989 and 2,012 operating days for the three and six months ended March 31, 2015, respectively;

•
Net income of $122.4 million and $161.5 million for the three and six months ended March 31, 2016, respectively, as compared to net income of $122.7 million and $168.9 million for the three and six months ended March 31, 2015, respectively;

•	Capital expenditures of $176.2 million for the six months ended March 31, 2016, as compared to capital expenditures of $177.1 million for the six months ended March 31, 2015; and

•	Increase in cash on hand of $112.8 million for the six months period ended March 31, 2016 to $226.8 million.

MARKET OUTLOOK
Industry Conditions
The level of activity in the offshore drilling industry, which affects the sector's profitability, is cyclical and highly dependent on the offshore capital expenditure levels of exploration and production ("E&P") companies. In turn, E&P company offshore drilling expenditures are influenced by the current prices of oil and gas, expectations about future prices, company-specific cash flow levels, historical project returns and other capital allocation strategies (e.g., onshore versus offshore drilling).
The offshore drilling industry has experienced declining demand for drilling rigs since the second half of calendar year 2014 due to a significant slowdown in E&P spending offshore that has been exacerbated by a sharp decline in oil prices. E&P companies generally reduced their offshore capital spending in 2015 and they are doing so again in calendar year 2016 by canceling or deferring planned drilling programs in accordance with lower budgets for offshore expenditures. Since declining to multi-year lows below $30 per barrel in January, oil prices have recovered to approximately $45 per barrel in April. However, absent a further increase in oil prices, we expect offshore rig demand to decline into the second half of calendar year 2016 as offshore rigs complete existing contracts at a faster rate than new drilling programs are initiated. Declines in offshore drilling demand and the associated reductions in rig utilization and day rates, could materially and adversely affect our financial position, results of operation or cash flows. See "Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices" under "Risk Factors" Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
As rig demand has declined over the past eighteen months, the supply of offshore drilling rigs, both floaters and jackups, has grown as drilling contractors have taken delivery of newer, more capable rigs which were ordered earlier in the cycle. More recently, drilling contractors have delayed further rig deliveries through renegotiation of terms with the shipyards that are constructing these rigs. Due to the confluence of an oversupply of offshore rigs and declining rig demand, a lower percentage of marketed rigs are being re-contracted, and day rates and utilization have declined sharply across all offshore rig classes. Customers continue to prefer newer, high specification rigs over older, less capable rigs, especially for drilling programs with a high degree of technical complexity or which are conducted in more remote geological basins. However, the general bifurcation of utilization and day rates across different generations of rigs has not prevented many newer, modern rigs from being idled or cold-stacked as drilling demand has declined across all regions, water depths and rig classes.

Due to the uncertain duration of the current industry downturn, a growing number of older, less capable rigs have been scrapped or announced for scrapping since 2014, and this trend has accelerated thus far in calendar year 2016. However, even with the removal of approximately fifty floaters and twenty jackups from the supply stack since 2014, further declines in rig utilization and day rates are possible due to the persistence of an offshore rig supply and demand imbalance.
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
A recent trend of some E&P companies to cancel, renegotiate, or repudiate existing drilling contracts has continued into 2016 as rig demand and market day rates decline further. In fiscal year 2015, we renegotiated drilling contracts with respect to the Atwood Osprey, Atwood Beacon, Atwood Achiever and the Atwood Orca. Following a weather-related force majeure event, we entered into an amendment to the Atwood Osprey drilling contract in April 2015 that reduced the contractual maturity date by one year. In addition, we reached agreements for a six-month extension for the Atwood Beacon in July 2015, a one year extension for the Atwood Achiever in October 2015, a nine month extension for the Atwood Orca in October 2015 and a four month extension for the Atwood Advantage in November 2015. These four agreements incorporated reduced day rates for some portion of the existing term in exchange for the extensions. In March 2016, we negotiated with a customer to shift remaining contract backlog from the Atwood Eagle to the Atwood Osprey in order to preserve the continuity of operations for the Atwood Osprey. This shift in backlog did not alter the contractual day rate for the customer, but it did lead to the immediate idling of the Atwood Eagle.
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
Ultra-deepwater and Deepwater Rig Markets
Both the ultra-deepwater and deepwater rig markets are experiencing declining demand, utilization and day rates. As of April 22, 2016, the number of marketed ultra-deepwater rigs under contract industry-wide decreased to 108 (from 140 on April 22, 2015) representing 74% utilization of a total of 147 active rigs. The number of marketed deepwater rigs under contract decreased to 25 (from 45 on April 22, 2015), representing 58% utilization of a total of 43 active rigs. Declines in the percentage of marketed rigs under contract have been driven by reduced rig demand across all geographic regions coupled with an increase in marketed supply due to deliveries of newbuild rigs, primarily from Korean and Singaporean shipyards.
As of April 22, 2016, 33 ultra-deepwater floaters were under construction with scheduled deliveries through January 2020, 9 of which were contracted. However, this figure includes 5 floaters under long-term contracts with Petrobras, many of which may be delayed, repudiated, or canceled due to the extensive financial difficulties of the primary Brazilian rig-owning entity. In response to reduced rig demand and lack of suitable drilling programs, we and other drilling contractors have proactively delayed delivery of rigs under construction. Thirteen ultra-deepwater rigs are scheduled for delivery during the remainder of calendar year 2016, 12 are scheduled for delivery in 2017 and an additional 8 units are scheduled for delivery in 2018 and beyond.
The number of idle offshore rigs being cold-stacked and scrapped has continued to increase due to the unfavorable market conditions. During calendar year 2015, 16 ultra-deepwater rigs and 16 deepwater rigs, were announced for cold-stacking, retirement or scrapping and are no longer being actively marketed. In 2016 through April 22, the figures are 8 ultra-deepwater rigs and 7 deepwater rigs, reflecting an accelerating rate versus 2015 full-year levels. We expect this trend of marketed supply attrition to continue into the second half of 2016 as limited re-contracting opportunities for floaters completing their drilling programs, leads to a growing supply of idle rigs.

Our Ultra-deepwater Rigs and Deepwater Rigs
The Atwood Achiever, a dynamically positioned, ultra-deepwater drillship, is operating offshore Northwest Africa and is contracted through approximately November 2018. The client has an option to revert the contract to its original end date of November 2017 by making a payment approximately equal to the difference in the original day rate for the time periods for which the current reduced operating day rate was invoiced. The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, is operating in the U.S. Gulf of Mexico and is contracted through August 2017.
The Atwood Condor, a dynamically positioned, ultra-deepwater semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through November 2016.
The Atwood Osprey, an ultra-deepwater semisubmersible and the Atwood Eagle deepwater semisubmersibles, were both operating offshore Australia. On March 19, 2016, the Atwood Eagle's drilling services contract with Woodside Energy Ltd was mutually amended to assign and utilize the Atwood Osprey to perform drilling services for the remaining 165 days under contract. The amendment will take effect after the completion of the Atwood Osprey’s current drilling program ending in June 2016. The other material contractual terms and conditions of the drilling contract, including day rate, remain unchanged. The Atwood Eagle will be mobilized to Singapore where the rig will be idled and actively marketed for a new drilling contract.
The Atwood Falcon, a deepwater semisubmersible, was operating offshore Australia and was contracted through March 2016. Following contract completion and mobilization of the vessel to international waters, on March 24, 2016, we executed a sale and recycling agreement with a third party buyer for the purpose of selling the Atwood Falcon. The agreement requires the buyer to demolish and recycle the vessel and associated equipment/machinery.
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
Jackup Rig Market
The jackup rig market is experiencing similar utilization and day rate challenges as the floating rig market. Declining rig demand coupled with continued delivery of newbuild rigs, primarily from shipyards in China and Singapore, have negatively impacted the jackup rig supply and demand balance worldwide. Despite the bifurcation trend that favors utilization of new, higher specification rigs at the expense of older, lower specification rigs, all classes of jackup rigs have experienced lower day rates and utilization. As of April 22, 2016, the percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract was approximately 70% as compared to 73% for the remainder of the global jackup fleet.
We expect that the continued increase in global jackup supply due to the delivery of high specification newbuild rigs through the end of 2017 will put additional pressure on jackup rig utilization and day rates. As of April 22, 2016, there were 120 newbuild jackup rigs under construction (from 124 on April 22, 2015), most of which are being constructed in China and many of which are owned by speculators or the constructing shipyards. Of the 57 jackup rigs scheduled for delivery in the remainder of 2016, only nine are contracted, while the remaining 63 rigs are scheduled for delivery primarily in 2017 and 2018. Due to lack of sufficient rig demand to absorb this additional supply, some of these scheduled jackup deliveries are expected to be delayed and/or canceled. Absent a strong recovery in high specification jackup rig demand and/or a significant reduction in rig supply due to cold-stacking, scrapping or retirements, the increasing marketed supply of jackups is likely to exceed customer requirements for the foreseeable future.
The number of idle jackup rigs removed from the marketed rig supply increased significantly in calendar year 2015, as 8 high specification jackups and 26 standard jackups were cold-stacked, scrapped or retired. In 2016 through April 22, the figures are 8 high specification jackups and 3 standard jackups reflecting an accelerating rate over 2015 full-year levels. This trend of marketed supply attrition is expected to continue into the second half of 2016 as older rigs are displaced due to declining overall jackup demand and increasing competition from newer, more capable rigs.

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
The Atwood Aurora, a 350-foot water depth jackup, is operating offshore West Africa and is contracted through September 2016. The Atwood Beacon, a 400-foot water depth jackup, is operating in the Mediterranean Sea and is contracted through June 2016. The Atwood Orca, a 400-foot water depth Pacific Class jackup is operating offshore Thailand and is contracted through October 2016.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog as of March 31, 2016 was approximately $1.0 billion representing a 55% decrease compared to our contract backlog of $2.2 billion as of March 31, 2015 primarily due to realization of contract backlog. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to other fees such as for mobilization, demobilization, contract preparation, revenues from billing our customers for reimbursable items or bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our customers may seek to terminate, repudiate or renegotiate our contracts, which could have the effect of reducing our contract backlog. See “Risks Related to our Business-Our business may experience reduced profitability if our customers terminate, repudiate, or renegotiate our drilling contracts” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The following tables set forth the amount of our contract drilling revenue backlog and the percentage of available operating days committed for our fleet, excluding drilling units under construction and the Atwood Falcon which was sold in April 2016, for the periods indicated as of March 31, 2016.

Contract Drilling Revenue Backlog	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Total
(In millions)
Ultra-deepwater	$379	$372	$181	$21	$—	$953
Deepwater	—	—	—	—	—	—
Jackups	56	2	—	—	—	58
Total	$435	$374	$181	$21	$—	$1,011

Percentage of Available Operating Days Committed	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
Ultra-deepwater	100%	53%	25%	3%	—%
Deepwater	—%	—%	—%	—%	—%
Jackups	48%	2%	—%	—%	—%
Total	64%	22%	10%	1%	—%

RESULTS OF OPERATIONS

Revenues—Revenues for the three and six months ended March 31, 2016 decreased approximately $54 million and $98 million, respectively, or 15% and 14%, respectively, as compared to the three and six months ended March 31, 2015. An analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2016	2015	Variance	2016	2015	Variance
Ultra-Deepwater	$189	$183	$6	$371	$350	$21
Deepwater	59	82	(23)	131	181	(50)
Jackups	34	73	(39)	75	145	(70)
Reimbursable	14	12	2	27	26	1
	$296	$350	$(54)	$604	$702	$(98)

Our ultra-deepwater fleet realized average revenues of $520,000 per day on 364 operating days for the three months ended March 31, 2016, as compared to $510,000 per day on 360 operating days for the three months ended March 31, 2015. The ultra-deepwater fleet realized average revenues of $520,000 per day on 712 operating days, as compared to $495,000 per day on 708 operating days for the six months ended March 31, 2016 and 2015, respectively. The increase in revenues for the ultra-deepwater fleet for the three and six months ended March 31, 2016 relates to better efficiency in fiscal year 2016, and unplanned maintenance on the Atwood Achiever and emergency repairs on the Atwood Osprey due to tropical cyclone Olwyn in fiscal year 2015.

Our deepwater fleet realized average revenues of $415,000 per day on 141 operating days for the three months ended March 31, 2016, as compared to $460,000 per day on 180 operating days for three months ended March 31, 2015. The deepwater fleet realized average revenues of $427,000 per day on 307 operating days as compared to $420,000 per day on 429 operating days for the six months ended March 31, 2016 and 2015, respectively. The decrease in operating days and revenue for fiscal year 2016, compared to fiscal year 2015, is primarily due to Atwood Falcon and Atwood Eagle completing their contracts in fiscal year 2016. The Atwood Falcon was idled and subsequently sold for recycling purposes, while the Atwood Eagle’s contract was suspended and remaining term transferred to the Atwood Osprey.

Our jackup fleet realized average revenues of $128,000 per day on 273 operating days for the three months ended March 31, 2016, as compared to $160,000 per day on 449 operating days for three months ended March 31, 2015. The jackup fleet realized average revenues of $136,000 per operating day on 551 operating days, as compared to $165,000 per operating day on 875 operating days for the six months ended March 31, 2016 and 2015, respectively. The jackup fleet realized lower revenue and operating days for the three and six months ended March 31, 2016, as compared to three and six months ended March 31, 2015 primarily due to the Atwood Manta and the Atwood Mako being idled in October 2015.

Revenue related to reimbursable expenses is primarily driven by our clients' requests for equipment, fuel, services and/or personnel that are not included in the contractual operating day rate. Thus, these revenues vary depending on the timing of the clients' requests and the work performed. Additionally, as a result of a certain number of our rigs being idled, reimbursable revenue naturally declines while the rigs remain un-contracted. Changes in the amount of revenue related to reimbursable expenses generally do not have a material effect on our financial position, results of operations, or cash flows.

Drilling Costs—Drilling costs for the three and six months ended March 31, 2016 decreased approximately $41 million and $50 million, respectively, or 29% and 17%, respectively, as compared to the three and six months ended March 31, 2015. An analysis of contract drilling costs by rig category is as follows:

	DRILLING COSTS
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2016	2015	Variance	2016	2015	Variance
Ultra-Deepwater	$54	$68	(14)	115	131	(16)
Deepwater	19	32	(13)	62	73	(11)
Jackups	19	30	(11)	45	61	(16)
Reimbursable	9	9	—	17	21	(4)
Other	(2)	1	(3)	(1)	2	(3)
	$99	$140	$(41)	$238	$288	$(50)

Ultra-deepwater drilling costs decreased for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015. Average drilling costs per calendar day for our ultra-deepwater rigs decreased from approximately $189,000 for the three months March 31, 2015, to approximately $148,000 for the three months ended March 31, 2016, and from $180,000 for the six months ended March 31, 2015, to $157,000 for the six months ended March 31, 2016. The drilling costs for our ultra-deepwater rigs were lower in 2016 due to cost saving initiatives executed on payroll, and lower repairs and maintenances costs. Additionally, repair costs in fiscal year 2015 were higher due to the unplanned repair costs incurred on the Atwood Osprey as a result of damages from tropical cyclone Olwyn.

Deepwater drilling costs decreased for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015. Average drilling costs per calendar day for our deepwater rigs decreased from approximately $180,000 for the three months ended March 31, 2015, to approximately $103,000 for three months ended March 31, 2016, and $160,000 for the six months ended March 31, 2015, to $169,000 for the six months ended March 31, 2016. This decrease is primarily due to the contract completion of the Atwood Falcon and Atwood Eagle, resulting in lower costs in fiscal year 2016.

Jackup drilling costs decreased for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015, primarily due to the Atwood Mako and Atwood Manta being idled in October 2015. The average drilling cost per calendar day decreased from approximately $65,000 for the three months ended March 31, 2015, to approximately $41,000 for the three months ended March 31, 2016, and $133,000 for the six months ended March 31, 2015, to $50,000 for the six months ended March 31, 2016.

Reimbursable costs are primarily driven by our clients' requests for equipment, fuel, services and/or personnel that are not typically included in the contractual operating day rate. Thus, these costs vary depending on the timing of the clients' requests and the work performed. Additionally, as a result of a certain number of our rigs being idled, reimbursable costs naturally declines while the rigs remain un-contracted. Changes in the amount of reimbursable costs generally do not have a material effect on our financial position, results of operations or cash flows.

Depreciation—Depreciation expense for the three and six months ended March 31, 2016 decreased approximately $2 million and $3 million, respectively, or 5% and 3%, respectively, as compared to the three and six months ended March 31, 2015. This decrease is primarily due to the impairment of the Atwood Hunter as a result of it being idled in December 2014 and the Atwood Falcon, which was impaired in December 2015. An analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2016	2015	Variance	2016	2015	Variance
Ultra-Deepwater	$29	$28	$1	$58	$56	$2
Deepwater	2	3	(1)	5	10	(5)
Jackups	9	9	—	18	18	—
Other	1	3	(2)	3	3	—
	$41	$43	$(2)	$84	$87	$(3)

Deepwater depreciation decreased $1 million and $5 million for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015, respectively, due to the impairment of the Atwood Hunter in December 2014, and the impairment of the Atwood Falcon in December 2015.

Asset Impairment— During the six months ended March 31, 2016, we recorded a non-cash impairment charge of approximately $65.4 million ($65.4 million, net of tax, or $1.00 per diluted share) to write the Atwood Falcon and its inventory of materials and supplies down to their approximate salvage value. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

During the six months ended March 31, 2015, we recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share) to write the Atwood Hunter and its inventory of materials and supplies down to their salvage value. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

General and Administrative— For the six months ended March 31, 2016, general and administrative expenses decreased by approximately $5.4 million to $26.7 million, as compared to $32.1 million for the six months ended March 31, 2015. These decreases were primarily due to reductions in payroll and related costs associated with several company-wide cost saving measures.

Loss on sale of assets— Our loss on sale of assets for the six months ended March 31, 2015 was primarily due to a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) due to the sale of the Atwood Southern Cross and a loss of approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share), due to the sale of Atwood Hunter.

Interest Expense, net of capitalized interest— For the six months ended March 31, 2016, interest expense, net of capitalized interest, increased by approximately $3.0 million to $30.9 million, as compared to $28.4 million for the six months ended March 31, 2015, primarily due to lower capitalized interest in the three months ended March 31, 2016.

Gains on extinguishment of debt— During the six months ended March 31, 2016, we repurchased, through open market transactions $13.5 million aggregate principal amount of our Senior Notes at an aggregate cost of $5.1 million, including accrued interest. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of debt issuance costs and premium, of $8.4 million ($8.4 million, net of tax, or $0.13 per diluted share) in Gains on extinguishment of debt on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2016.  The repurchases were made using available cash balances.

Other Income— During the six months ended March 31, 2016, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of expected insurance recoveries related to cyclone damage to the Atwood Osprey.

Income Taxes—Our consolidated effective income tax rate for the three and six months ended March 31, 2016 was approximately 10% and 13%, as compared to for 9% and 11%, the three and six months ended March 31, 2015. The effective tax rate for the three and six months ended March 31, 2016 was higher than the rate for the three and six months ended March 31, 2015, primarily due to a change in the geographical mix of income compared to prior periods. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations and borrowings under our Credit Facility. In addition, we may seek to access the debt and equity capital markets in the future. Our ability to access the debt and equity capital markets depends on a number of factors, including our credit rating, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.
Our liquidity requirements include meeting ongoing working capital needs, repaying our outstanding indebtedness, and funding our capital expenditure projects. Our ability to meet these liquidity requirements will depend in large part on our future operating and financial performance.
Our cash flow fluctuates depending on a number of factors, including, among others, the number of our drilling units under contract, the day rates that we receive under those contracts, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, payments to our vendors for operating costs, and capital expenditures. We have instituted several company-wide cost savings measures, including the elimination of non-essential personnel and other operational measures, including delaying certain capital expenditure projects to reduce liquidity requirements to a level consistent with the size of our anticipated fleet operating under customer contracts over the next twelve months. We expect these activities to have a positive impact on our cash flow generation and overall liquidity. We believe that our cash on hand, cash flows generated from operating activities and available borrowings under our Credit Facility will provide sufficient liquidity over the next twelve months to fund our working capital needs, scheduled interest payments on our outstanding debt and other purposes.
As of March 31, 2016, we had $226.8 million in cash on hand.  During the six months ended March 31, 2016, we relied principally on our cash flows from operations and cash on hand to meet liquidity needs and fund our cash requirements including our capital expenditures of $176.2 million. To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Cash Flows

	Six Months Ended March 31,
(In millions)	2016	2015
Net cash provided by operating activities	$380,153	$349,748
Net cash used in investing activities	(169,494)	(174,606)
Net cash used in financing activities	(97,830)	(164,988)

Working capital increased from $470.5 million as of September 30, 2015 to $508.9 million as of March 31, 2016. Net cash from operating activities for the six months ended March 31, 2016 was $380.2 million, as compared to $349.7 million for the six months ended March 31, 2015.

Investing Activities
Capital Expenditures
Our investing activities are primarily related to capital expenditures for property and equipment. Our capital expenditures, including maintenance capital expenditures, for the six months ended March 31, 2016 totaled $176.2 million. Our capital expenditures for the six months ended March 31, 2015 totaled $177.1 million.
As of March 31, 2016, we have expended approximately $788 million on our drilling units under construction. The Atwood Admiral and Atwood Archer were originally scheduled to be delivered in March 2015 and December 2015, respectively. On December 17, 2015, we entered into a supplemental agreement No. 4 ("Supplemental Agreement No. 4") for each rig with Daewoo Shipbuilding and Marine Engineering Co., Ltd ("DSME"), which delayed the required delivery date for these rigs to September 30, 2017 and June 30, 2018, respectively. Supplemental Agreement No. 4 superseded all previous agreements. In consideration of the agreement, we made a payment of $50 million for each drillship on December 31, 2015. All remaining milestone payments, $93.9 million for the Atwood Admiral and $305.9 million for the Atwood Archer, have been extended until their respective delivery dates. We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our Credit Facility. As of March 31, 2016, we estimate the remaining costs including firm commitments, project management, capitalized interest, drilling tools, handling tools and spares for our drilling units under construction to be $466 million.

Financing Activities

Our financing activities primarily consist of borrowing and repayment of long-term and short-term debt and dividend payments. Proceeds received from borrowings from our Credit Facility totaled $45 million for the six months ended March 31, 2016. Repayments on our Credit Facility totaled $115 million for the six months ended March 31, 2016.

Dividends

We paid a dividend of $0.075 per share in January 2016, that was declared in November 2015. In February 2016, our board of directors eliminated the payment of a quarterly dividend in order to preserve liquidity. The March 2016 amendment to our Credit Facility revised the restricted payments covenant to prohibit us from paying dividends during the term of the facility. Future reinstatement of dividends would require the amendment or waiver of such provision. In addition, the declaration and amount of any future dividends would be at the discretion of our board of directors and would depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our board of directors deemed relevant. There can be no assurance that we will pay a dividend in the future.

Senior Notes
As of March 31, 2016, $636.5 million aggregate principal amount of our Senior Notes were outstanding. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.

During the three months ended March 31, 2016, we repurchased, through open market transactions, $13.5 million aggregate principal of our Senior Notes at an aggregate cost of $5.1 million, including a minimal amount of accrued interest, representing an average discount of 62.2%. As a result of the repurchases, we recognized a gain on debt retirement, net of the related debt issuance costs, of $8.4 million (or $0.13 per diluted share) in Gains on extinguishment of debt on the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2016. In April 2016, we completed additional repurchases of $140.7 million aggregate principal amount of our Senior Notes for $94.0 million, including $2.3 million of accrued interest, representing an average discount of 34.8%.

These repurchases, both in the period ended March 31, 2016 and in April 2016, allowed us to reduce our outstanding indebtedness and related interest expense at a significant discount to the face value of our Senior Notes. The gain associated with the repurchases is subject to tax and will increase our effective tax rate. However, due to the availability of operating loss carry-forwards the actual cash tax impact will be minimal. The repurchases were made using available cash balances. Following these repurchases, the Company has $495.8 million Senior Notes outstanding.
From time to time, we may purchase additional Senior Notes in the open market, in privately negotiated transactions, through tender offers, exchange offers or otherwise, or we may redeem Senior Notes in whole or in part at the redemption price set forth in the indenture governing the Senior Notes. Any future purchases, exchanges or redemptions will depend on various factors existing at that time. There can be no assurance as to which, if any, of these alternatives (or combinations thereof) we may choose to pursue in the future, and there can be no assurance that an active trading market will exist for the Senior Notes following any such transactions.

Revolving Credit Facility
On March 25, 2016, we entered into an amendment to our Credit Facility providing that, among other things, effective on March 28, 2016, (i) removes the maximum leverage ratio and maximum secured leverage ratio financial covenants, (ii) amends the minimum interest expense coverage ratio such that it is not applicable until the quarter ending September 30, 2018, and decreases the minimum ratio required to 1.15:1.00, (iii) adds a minimum liquidity financial covenant of $150 million, (iv) revises the restricted payments covenant to prohibit us from paying dividends, (v) reduces the total commitments under the Credit Facility by $152 million, and (vi) permits the incurrence of up to $400 million of second lien debt, subject to the parameters set forth therein. After giving effect to the amendment, commitments under the Credit Facility are $1.395 billion through May 2018 and $1.1205 billion through May 2019. As a result of the amendment, borrowings under the Credit Facility will bear interest at the Eurodollar rate plus a margin ranging from 2.50% to 3.25% and the commitment fee on the unused portion of the underlying commitment ranges from 1.00% to 1.30% per annum, in each case based on our corporate credit ratings.
In connection with the amendment, we mortgaged the Atwood Achiever, the Atwood Advantage and the Atwood Orca, as additional collateral under the Credit Facility, as well as pledged the equity interests in the subsidiaries of the Company that own, directly or indirectly, these three vessels. Additionally, the Atwood Eagle and Atwood Falcon, along with the pledged equity interests in certain of our subsidiaries that, directly or indirectly, own these two vessels, were removed as collateral under the Credit Facility. Our interest in the two drillships under construction remain unencumbered by the Credit Facility.
As of March 31, 2016, our Credit Facility had $1.395 billion of total commitments and we had $960 million of outstanding borrowings. As of March 31, 2016, we had approximately $435 million available for borrowings under the Credit Facility. Approximately $275 million of the commitments mature in May 2018 and approximately $1.12 billion of the commitments under the Credit Facility mature in May 2019.
Obligations under the Credit Facility are secured primarily by first preferred mortgages on nine of our drilling units (Atwood Aurora, Atwood Beacon, Atwood Condor, Atwood Mako, Atwood Manta, Atwood Osprey, Atwood Achiever, Atwood Advantage and Atwood Orca), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. We were in compliance with all financial covenants under the Credit Facility as of March 31, 2016 and we anticipate that we will continue to be in compliance for the remainder of 2016.
The weighted-average effective interest rate on our long-term debt was approximately 4.30% per annum as of March 31, 2016. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of debt issuance costs and our debt premiums. Interest capitalized for the three and six months ended March 31, 2016 was approximately $3.8 million and $8.4 million respectively. Interest capitalized for the three and six months ended March 31, 2015 was approximately $4 million and $9 million respectively.

The following summarizes our availability under our Credit Facility as of March 31, 2016 (in millions):

Commitment under Credit Facility	$1,395
Borrowings under Credit Facility	960
Letters of Credit Outstanding	—
Availability	$435

Letter of Credit Facility

In July 2015, we entered into a letter of credit facility with BNP Paribas (“BNP”), pursuant to which BNP may issue letters of credit up to an unlimited stated face amount of such letters of credit. BNP has no commitment under the facility to issue letters of credit, and the facility may be canceled by BNP at any time. The facility contains certain events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, cross-defaults under other debt agreements, or a change of control. As of March 31, 2016, we have not requested any letters of credits under this facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of March 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. As of March 31, 2016, other than payments made under our construction contracts, further postponement of the required delivery of the drilling units under construction and repayments under our Credit Facility, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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
Interest Rate Risk
The provisions of our Credit Facility provide for a variable interest rate cost on our $960 million outstanding as of March 31, 2016. However, we have employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of March 31, 2016, in order to minimize unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, $710 million of our variable long-term debt outstanding as of March 31, 2016, is subject to changes in interest rates. A change of 10% in the interest rate on the floating rate debt would not have a material effect on our annual earnings or cash flows.
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
From time to time, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in currency exchange rates. We have outstanding foreign currency forward exchange contracts that were entered into to hedge a portion of our anticipated Eurodollar receipts associated with revenues earned. These forward contracts are designated as cash flow hedging instruments. Based on March 31, 2016 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect to our annual earnings or cash flows.
Market Risk
Our Senior Notes bear interest at a fixed interest rate. The fair value of our Senior Notes will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $316 million as of March 31, 2016, compared to the principal amount of $636.5 million. If prevailing market interest rates had been 10% lower at March 31, 2016, the change in fair value of our Senior Notes would not have a material effect to our annual earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of March 31, 2016, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1†	Amendment No.1 to Atwood Oceanics, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (No. 333-209686)).

10.2
Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 25, 2016, by and and among Atwood Oceanics, Inc., Atwood Oceanics Worldwide Limited, the lenders party thereto and Nordea Bank AB, London Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 28, 2016).

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

ATWOOD OCEANICS, INC.
(Registrant)

Date:	May 6, 2016	/S/ MARK W. SMITH
Mark W. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)