Form 10-Q
period 2016-06-30
ATWOOD OCEANICS INC
filed 2016-08-02
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 27, 2016, there were 64,800,353 shares of common stock, $1.00 par value per share, outstanding.

ATWOOD OCEANICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
REVENUES:
Contract drilling	$217,818	$317,531	$794,979	$992,913
Revenues related to reimbursable expenses	9,979	13,031	36,988	39,762
Total revenues	227,797	330,562	831,967	1,032,675

COSTS AND EXPENSES:
Contract drilling	80,524	134,258	301,094	401,847
Reimbursable expenses	5,489	9,066	22,898	29,634
Depreciation	41,084	42,534	124,964	129,637
General and administrative	12,028	10,473	38,693	42,619
Asset impairment	(659)	—	64,773	60,777
Loss on sale of assets	—	27	77	15,362
Other, net	16	—	(1,044)	—
	138,482	196,358	551,455	679,876

OPERATING INCOME	89,315	134,204	280,512	352,799

OTHER INCOME (EXPENSE):
Interest expense, net of capitalized interest	(19,674)	(11,677)	(50,533)	(40,028)
Interest income	9	12	19	84
Gains on extinguishment of debt	50,466	—	58,863	—
Other income	—	—	17,976	—
	30,801	(11,665)	26,325	(39,944)

INCOME BEFORE INCOME TAXES	120,116	122,539	306,837	312,855
PROVISION FOR INCOME TAXES	20,611	9,547	45,814	30,976
NET INCOME	$99,505	$112,992	$261,023	$281,879

EARNINGS PER COMMON SHARE (NOTE 2):
Basic	$1.54	$1.75	$4.03	$4.37
Diluted	$1.53	$1.73	$4.02	$4.33
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 2):
Basic	64,795	64,649	64,750	64,557
Diluted	64,847	65,130	64,852	65,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$99,505	$112,992	$261,023	$281,879
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized holding gains/(losses)	(452)	(2,870)	(5,214)	87
Gains/(losses) reclassified to net income	351	(216)	3,032	(483)
Total other comprehensive income (loss)	(101)	(3,086)	(2,182)	(396)

Comprehensive income	$99,404	$109,906	$258,841	$281,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
Cash	$198,974	$113,983
Accounts receivable, net	166,534	311,514
Income tax receivable	8,194	8,705
Inventories of materials and supplies, net	113,161	137,998
Prepaid expenses, deferred costs and other current assets	10,040	33,735
Total current assets	496,903	605,935

Property and equipment, net	4,198,069	4,172,132

Other receivables	11,831	11,831
Deferred income taxes	150	150
Deferred costs and other assets	8,174	11,285
Total assets	$4,715,127	$4,801,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$43,252	$70,161
Accrued liabilities	12,496	23,572
Dividends payable	—	16,164
Interest payable	15,506	7,704
Income tax payable	13,530	13,906
Deferred credits and other liabilities	1,486	3,941
Total current liabilities	86,270	135,448

Long-term debt	1,374,780	1,678,268
Deferred income taxes	1,148	1,658
Deferred credits	—	800
Other	30,409	37,989
Total long-term liabilities	1,406,337	1,718,715

Commitments and contingencies (Note 8)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 64,798 issued and outstanding as of June 30, 2016 and 180,000 shares authorized and 64,654 shares issued and outstanding as of September 30, 2015	64,798	64,654
Paid-in capital	235,043	213,096
Retained earnings	2,925,589	2,670,148
Accumulated other comprehensive income	(2,910)	(728)
Total shareholders' equity	3,222,520	2,947,170
Total liabilities and shareholders' equity	$4,715,127	$4,801,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

September 30, 2015	64,654	$64,654	$213,096	$2,670,148	$(728)	$2,947,170

Net income	—	—	—	261,023	—	261,023
Other comprehensive income	—	—	—	—	(2,182)	(2,182)
Dividends	—	—	—	(5,582)	—	(5,582)
Vesting of restricted stock and performance unit awards	144	144	(1,074)	—	—	(930)
Stock compensation expense	—	—	8,224	—	—	8,224
Stock compensation windfall tax benefits	—	—	14,797	—	—	14,797
June 30, 2016	64,798	$64,798	$235,043	$2,925,589	$(2,910)	$3,222,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$261,023	$281,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124,964	129,637
Amortization	2,407	5,179
Provision for doubtful accounts	4,619	3,337
Deferred income tax benefit	(378)	(3,453)
Share-based compensation expense	8,224	9,277
Asset impairment	64,753	60,777
Loss on sale of assets	(71)	15,362
(Gain) on extinguishment of debt	(58,863)	—
Other, net	(1,137)	—
Changes in assets and liabilities:
Accounts receivable	121,964	(17,917)
Income tax receivable	511	(3,868)
Inventories of materials and supplies	12,988	(16,917)
Prepaid expenses, deferred costs and other current assets	19,377	13,274
Deferred costs and other assets	(1,019)	(341)
Accounts payable	(33,674)	(17,511)
Accrued liabilities	(3,274)	24,049
Income tax payable	(376)	(5,450)
Deferred credits and other liabilities	(6,623)	6,291
Net cash provided by operating activities	515,415	483,605

Cash flows from investing activities:
Capital expenditures	(198,248)	(420,077)
Proceeds from sale of assets	20,813	2,339
Net cash used in investing activities	(177,435)	(417,738)

Cash flows from financing activities:
Proceeds from borrowing of long-term debt	45,000	225,000
Principal repayments on long-term debt	(290,110)	(250,000)
Repayments on short-term debt, net	—	(11,885)
Debt issuance costs paid	—	(3,440)
Dividends paid	(21,746)	(32,397)
Proceeds (payments) related to exercise of stock options	(930)	1,279
Windfall tax benefits from share-based payment arrangements	14,797	—
Net cash used by financing activities	(252,989)	(71,443)
Net increase in cash and cash equivalents	84,991	(5,576)
Cash and cash equivalents, at beginning of period	113,983	80,080
Cash and cash equivalents, at end of period	198,974	74,504

Non-cash activities:
Increase (decrease) in accounts payable and accrued liabilities related to capital expenditures	$7,902	$(15,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION
The accompanying unaudited condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of June 30, 2016 and for the three and nine months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end condensed consolidated balance sheet data was derived from the audited financial statements as of September 30, 2015. Although these financial statements and related information have been prepared without audit and certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2015. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations, changes in shareholders' equity, and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to current year presentation.
Recently issued accounting pronouncements
In June, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. This update is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
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

NOTE 2—EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per share for the three and nine months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended			Nine Months Ended
(In thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
June 30, 2016
Basic earnings per share	$99,505	64,795	$1.54	$261,023	64,750	$4.03
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Restricted stock and performance units	—	52	(0.01)	—	102	(0.01)
Diluted earnings per share	$99,505	64,847	$1.53	$261,023	64,852	$4.02
June 30, 2015
Basic earnings per share	$112,992	64,649	1.75	281,879	64,557	$4.37
Effect of dilutive securities:
Stock options	—	61	—	—	74	—
Restricted stock and performance units	—	420	(0.02)	—	432	(0.04)
Diluted earnings per share	$112,992	65,130	$1.73	281,879	65,063	$4.33

For the purpose of calculating diluted earnings per share for the three and nine months ended June 30, 2016, there were approximately 2,377,436 and 2,070,774 anti-dilutive securities and for the three and nine months ended June 30, 2015, there were approximately 873,000 and 867,000 anti-dilutive securities.

NOTE 3—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	June 30, 2016	September 30, 2015
Drilling vessels and equipment	$3,951,885	$4,003,483
Construction work in progress	843,778	720,852
Drill pipe	52,725	55,248
Office equipment and other	39,155	36,379
Total cost	4,887,543	4,815,962
Less: Accumulated depreciation	(689,474)	(643,830)
Property and equipment, net	$4,198,069	$4,172,132

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

Following contract completion and mobilization of the vessel to international waters, on March 24, 2016, we executed a sale and recycling agreement with respect to the Atwood Falcon, pursuant to which the vessel, together with associated equipment and machinery would be sold to a third party to be demolished and recycled. On April 13, 2016, the Atwood Falcon sale and recycling transaction closed and title of the vessel and associated equipment and machinery transferred to a third party buyer.
The total non-cash impairment charges recorded for the Atwood Falcon of approximately $64.8 million is included in Asset Impairment on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2016.
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

Other Income—During the three months ended December 31, 2015, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of additional expected insurance recoveries related to cyclone damage to the Atwood Osprey. This amount is included in Other Income on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2016. We collected receivables from the insurance company of approximately $6.7 million and $11.8 million during the three month periods ending March 31, 2016 and June 30, 2016, respectively.

Loss on sale of assets— Our loss on sale of assets for the nine months ended June 30, 2015 was primarily due to a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) due to the sale of the Atwood Southern Cross and a loss of approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share), due to the sale of Atwood Hunter.

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

In May 2016, we entered into an agreement with Hydril USA Distribution, LLC ("GE") to manufacture a complete second Blowout Preventer stack ("BOP") and an Auxiliary Stack Test System ("ASTS") for the Atwood Condor. The addition of the second BOP will increase the marketability and operational efficiency of the vessel. Total consideration for this agreement is approximately $19 million with 20% due upon placement of the purchase order and the remaining 80% due upon delivery. To accelerate the manufacturing and delivery process, which is targeted for February 2017, we provided certain capital spares we maintained to GE to be used in the manufacturing process. These capital spares will be replenished by GE with similar capital spares upon delivery of the BOP.

NOTE 4—DEBT

A summary of long-term debt is as follows:

(In thousands)	June 30, 2016	September 30, 2015
6.5% Senior Notes due February 2020 ("Senior Notes")	$489,780	$648,268
Revolving Credit Facility	885,000	1,030,000
Total long-term debt	$1,374,780	$1,678,268

Senior Notes (Due February 2020)
As of June 30, 2016, $490.7 million aggregate principal amount of our Senior Notes were outstanding. Our Senior Notes are presented in the table above together with the unamortized premium from their issuance of $3.8 million and $5.9 million and net of unamortized debt issuance costs of $4.7 million and $7.7 million as of June 30, 2016 and September 30, 2015, respectively. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.

Gains on extinguishment of debt— During the nine months ended June 30, 2016, we repurchased, through open market transactions, $159.3 million aggregate principal amount of our Senior Notes at an aggregate cost of $102.5 million, including accrued interest. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of debt issuance costs and premium, of $58.9 million ($44.1 million net of tax, or $0.68 per diluted share) in Gains on extinguishment of debt on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2016.  The repurchases were made using available cash balances.
Revolving Credit Facility
On March 25, 2016, we entered into an amendment to our senior secured revolving credit facility (the "Credit Facility") that, among other things, effective on March 28, 2016, (i) removes the maximum leverage ratio and maximum secured leverage ratio financial covenants, (ii) amends the minimum interest expense coverage ratio such that it is not applicable until the quarter ending September 30, 2018, and decreases the minimum ratio required to 1.15:1.00, (iii) adds a minimum liquidity financial covenant of $150 million, (iv) revises the restricted payments covenant to prohibit us from paying dividends, (v) reduces the total commitments under the Credit Facility by $152 million, and (vi) permits the incurrence of up to $400 million of second lien debt, subject to the parameters set forth therein. After giving effect to the amendment, commitments under the Credit Facility are $1.395 billion through May 2018 and $1.12 billion through May 2019. As a result of the amendment, borrowings under the Credit Facility will bear interest at the Eurodollar rate plus a margin ranging from 2.50% to 3.25% and the commitment fee on the unused portion of the underlying commitment ranges from 1.00% to 1.30% per annum, in each case based on our corporate credit ratings.
In connection with the amendment, we mortgaged the Atwood Achiever, the Atwood Advantage and the Atwood Orca, as additional collateral under the Credit Facility, as well as pledged the equity interests in our subsidiaries that own, directly or indirectly, these three vessels. Additionally, the Atwood Eagle and Atwood Falcon, along with the pledged equity interests in certain of our subsidiaries that, directly or indirectly, own these two vessels, were removed as collateral under the Credit Facility. On April 13, 2016, the Atwood Falcon sale and recycling transaction closed and title of the vessel and associated equipment and machinery transferred to a third party buyer. Our interest in the two drillships under construction remain unencumbered by the Credit Facility.
As of June 30, 2016, our Credit Facility had $1.395 billion of total commitments and we had $885 million of outstanding borrowings. As of June 30, 2016, we had approximately $510 million available for borrowings under the Credit Facility. Approximately $275 million of the commitments mature in May 2018 and approximately $1.12 billion of the commitments under the Credit Facility mature in May 2019.
Obligations under the Credit Facility are secured primarily by first preferred mortgages on nine of our drilling units (Atwood Aurora, Atwood Beacon, Atwood Condor, Atwood Mako, Atwood Manta, Atwood Osprey, Atwood Achiever, Atwood Advantage and Atwood Orca), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. We were in compliance with all financial covenants under the Credit Facility as of June 30, 2016 and we anticipate that we will continue to be in compliance for the next 12 months.

The weighted-average effective interest rate on our long-term debt was approximately 4.4% per annum as of June 30, 2016. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of debt issuance costs and our debt premiums. Interest capitalized for the three and nine months ended June 30, 2016 was approximately $4 million and $13 million respectively. Interest capitalized for the three and nine months ended June 30, 2015 was approximately $6 million and $15 million respectively.

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

Senior Notes— The carrying value of our Senior Notes, net of unamortized premium and debt issuance costs, is $490 million ($490.7 million principal amount) while the fair value of our Senior Notes was $367 million as of June 30, 2016. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this as a Level 2 fair value measurement as valuation inputs for fair value measurements are quoted market prices as of June 30, 2016 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

Credit Facility— Our Credit Facility is variable-rate and the carrying value of our variable-rate debt approximates fair value because such debt bears short-term, market-based interest rates. We have classified the fair value measurement of this instrument as Level 2 as valuation inputs for purposes of determining our fair value disclosure are readily available published Eurodollar rates.

Derivative financial instruments— Our derivative financial instruments consist of our interest rate swap contracts and our foreign currency forward exchange contracts. We record our derivative contracts at fair value on our consolidated balance sheets. The fair values of our interest rate swaps and our foreign currency forward exchange contracts are based upon valuations calculated by an independent third party. The derivatives were valued according to the "market approach" where possible, and the "income approach" otherwise. A third party independently valued each instrument using forward price data obtained from reputable data providers (e.g., Bloomberg and Reuters) and reviewed market activity and similarity of pricing terms to determine appropriate reliability level assertions for each instrument. The contribution of the credit valuation adjustment to total fair value is less than 1% for all derivatives and is therefore not significant. Based on valuation inputs for fair value measurement and independent review performed by third party consultants, we have classified our derivative contracts as Level 2 as they were valued based upon observable inputs from dealer markets.

The following table sets forth the estimated fair value of our derivative financial instruments, for which we elected hedge accounting, as of June 30, 2016 and September 30, 2015, which are measured and recorded at fair value on a recurring basis:

		June 30,	September 30,
(In thousands)	Balance Sheet Classification	2016	2015
Derivative assets designated as hedges:
Short-term foreign currency forwards	Prepaid expenses, deferred costs and other current assets	$114	$3,822
Derivative liabilities designated as hedges:
Short-term interest rate swaps	Accrued liabilities	(1,765)	(1,326)
Short-term foreign currency forwards	Deferred credits and other liabilities	—	—
Long-term interest rate swaps	Other long-term liabilities	(1,144)	(974)
Total derivative contracts, net		$(2,795)	$1,522

Accounts receivable
We record accounts receivable at the amount we invoice our clients. Our clients are major international corporate entities and government organizations with stable payment experience. Historically, our uncollectible accounts receivable have been immaterial, and typically, we do not require collateral for our receivables. We provide an allowance for uncollectible accounts, as necessary, on a specific identification basis. Our allowance for doubtful accounts as of June 30, 2016 and September 30, 2015 was $2.4 million and $3.8 million, respectively. Our provision for doubtful accounts for the three months ended June 30, 2016 and 2015 was $3.4 million and $0.2 million, respectively and for the nine months period ended June 30, 2016 and 2015 was $4.5 million and $0.3 million, respectively. The provision for doubtful accounts is reported as a component of Contract Drilling costs in our Condensed Consolidated Statements of Operations.

NOTE 6—SHARE-BASED COMPENSATION
A summary of our share-based compensation expense during the nine months ended June 30, 2016 and 2015 is as follows:

	Nine Months Ended June 30,
(In thousands, except average service periods)	2016	2015
Share-based compensation recognized	$8,224	$9,277
Unrecognized compensation cost, net of estimated forfeitures	18,085	19,416
Remaining weighted-average service period (years)	1.9	2.1

Restricted Stock Units

During the nine months ended June 30, 2016, we granted to certain employees and our non-employee directors, restricted stock units that are subject to vesting conditions. The grant date fair value of these awards was based on the fair value of our common stock on the date of grant. A summary of our restricted stock activity for the nine months ended June 30, 2016 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested as of October 1, 2015	711	$43.14
Granted	1,091	13.20
Vested	(192)	45.60
Forfeited	(91)	31.20
Unvested as of June 30, 2016	1,519	22.07

Performance Units
During the nine months ended June 30, 2016, we granted to certain employees share-based awards that are subject to market-based performance conditions ("Performance Units"). The grant date fair value of these performance units was determined through use of the Monte Carlo simulation method. A summary of Performance Units stock activity for the nine months ended June 30, 2016 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested as of October 1, 2015	240	$43.73
Granted	254	15.63
Vested	—	—
Forfeited	(68)	45.20
Unvested as of June 30, 2016	426	26.69

Stock Options
A summary of stock option activity for the nine months ended June 30, 2016 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of October 1, 2015	685	$34.90
Granted	—	—
Exercised	—	—		—
Forfeited	—	—
Expired	(49)	30.85
Outstanding as of June 30, 2016	636	35.22	3.6	(14,427)
Exercisable as of June 30, 2016	636	35.22	3.6	(14,427)

NOTE 7— INCOME TAXES

Our consolidated effective income tax rate for the three and nine months ended June 30, 2016 was approximately 17% and 15%, as compared to 8% and 10% for the three and nine months ended June 30, 2015. The effective tax rate for the three and nine months ended June 30, 2016 was higher than the rate for the three and nine months ended June 30, 2015, primarily due to the U.S. income tax associated with the $58.9 million of gain recognized from the retirement of debt. During the quarter, as a consequence of the aforementioned gain coupled with increased profitability from our US Gulf of Mexico operations, we fully utilized our deferred tax asset of approximately $22.9 million related to our U.S. net operating loss carry-forward and we reversed the valuation allowance of an equal amount associated with that deferred tax asset.

Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2016, we had approximately $15.4 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $4.1 million, which are included in Other long-term liabilities in the Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All of the net uncertain tax liabilities would affect the effective tax rate if realized.

We had approximately $19.8 million of windfall tax benefits from previous stock option exercises that had not been recognized as of September 30, 2015. During the three months ended June 30, 2016, approximately $14.8 million of the these tax benefits were recognized and recorded as an increase to paid-in-capital, as the windfall benefit (embedded in our U.S. net operating loss carry-forward) reduced our income taxes payable as of June 30, 2016.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which is not expected to have, either individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Other Matters

The Atwood Beacon operated in India from early December 2006 to the end of July 2009. A service tax was enacted in India in 2004 on revenues derived from seismic and exploration activities. This service tax law was subsequently amended in June 2007 and again in May 2008 to state that revenues derived from mining services and drilling services were specifically subject to this service tax. The contract terms with our client in India provided that any liability incurred by us related to any tax obligation pursuant to laws not in effect at the time the contract was executed in 2005 was to be reimbursed by our customer. We believe any service taxes assessed by the Indian tax authorities under the 2007 or 2008 amendments are an obligation of our client. Our client is disputing this obligation on the basis of its contention that revenues derived from drilling services were taxable under the initial 2004 law, and are, therefore, our obligation.

After reviewing the status of the drilling services we provided to our client, the Indian tax authorities assessed service tax obligations on revenues derived from the Atwood Beacon commencing on June 1, 2007. The relevant Indian tax authority issued an extensive written ruling setting forth the application of the June 1, 2007 service tax regulation and confirming the position that drilling services, including the services performed under our contract with our client prior to June 1, 2007, were not covered by the 2004 service tax law. In August 2012, the Indian Custom Excise and Service Tax Appellate Tribunal issued an Order in our favor confirming our position that service tax did not apply to drilling services performed prior to June 1, 2007. The Indian Service Tax Authority has appealed this ruling to the Indian Supreme Court.

As of June 30, 2016, we had paid to the Indian government $10.5 million in service taxes and have accrued $1.3 million of additional service tax obligations in accrued liabilities on our consolidated balance sheets, for a total of $11.8 million relating to service taxes. We recorded a corresponding $11.8 million long-term other receivable due from our client relating to service taxes due under the contract. We continue to pursue collection of such amounts from our client and expect to collect the amount recorded.

NOTE 9—SUBSEQUENT EVENTS

On June 24, 2016, we commenced a modified "Dutch Auction" tender offer (the "Offer") for up to $150,000,000 aggregate principal amount of our outstanding Senior Notes. On July 25, 2016, we acquired $42.0 million aggregate principal amount of the Senior Notes pursuant to the Offer. Including the purchase price for the Senior Notes, which totaled $31.5 million, and accrued interest payable on the Senior Notes acquired and related fees, the total cost of the Offer was $33.0 million which was funded by available cash balances. As of July 25, 2016, following consummation of the Offer, the Company had $448.7 million aggregate principal amount of Senior Notes outstanding. The purchase price in the Offer represented a discount to the principal amount of the Senior Notes of 25.0%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and nine months ended June 30, 2016 and 2015 included in this report and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and elsewhere in this report. See “Forward-Looking Statements” below.

OVERVIEW

The following discussion is intended to assist in understanding our financial position as of June 30, 2016, and our results of operations for the three and nine months ended June 30, 2016 and June 30, 2015. Financial and operating results for the three and nine months ended June 30, 2016, include:

•
Operating revenues totaling $228 million and $832 million on 634 and 2,204 operating days for the three and nine months ended June 30, 2016, respectively, as compared to operating revenues of $331 million and $1 billion on 991 and 3,003 operating days for the three and nine months ended June 30, 2015, respectively;

•
Net income of $100 million and $261 million for the three and nine months ended June 30, 2016, respectively, as compared to net income of $113 million and $282 million for the three and nine months ended June 30, 2015, respectively;

•	Capital expenditures of $198 million for the nine months ended June 30, 2016, as compared to capital expenditures of $420 million for the nine months ended June 30, 2015; and

•	Increase in cash on hand of $85 million for the nine months ended June 30, 2016 to $199 million.

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
The offshore drilling industry has experienced declining demand for drilling rigs since the second half of calendar year 2014 due to a significant slowdown in E&P spending offshore that has been exacerbated by a sharp decline in oil prices. E&P companies generally reduced their offshore capital spending in 2015 and they are doing so again in calendar year 2016 by canceling or deferring planned drilling programs in accordance with lower budgets for offshore expenditures. Since declining to multi-year lows below $30 per barrel in January, oil prices have recovered to approximately $45 per barrel in July. However, absent a further increase in oil prices, we expect offshore rig demand to decline into the second half of calendar year 2016 as offshore rigs complete existing contracts at a faster rate than new drilling programs are initiated. Declines in offshore drilling demand and the associated reductions in rig utilization and day rates, could materially and adversely affect our financial position, results of operation or cash flows. See "Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices" under "Risk Factors" Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
As offshore rig demand has declined over the past twenty months, drilling contractors have continued to take delivery of new, more capable rigs that were ordered prior to the current industry downturn. More recently, drilling contractors have delayed further rig deliveries through renegotiation of terms with the shipyards that are constructing these rigs. Due to the confluence of an oversupply of offshore rigs and declining rig demand, a lower percentage of marketed rigs are being re-contracted, and day rates and utilization have declined sharply across all offshore rig classes. While clients generally prefer newer, high specification rigs over older, less capable rigs, for both floaters and jackups, many newer, modern rigs have been idled or cold-stacked as drilling demand has declined across all regions, water depths and rig classes. However, the bifurcation trend of higher utilization and day rates for newer rigs has been maintained more consistently for floaters than for jackups during the current downturn.
Due to the uncertain duration of the current industry downturn, a growing number of older, less capable rigs have been scrapped or announced for scrapping, and this trend has accelerated thus far in calendar year 2016. However, even with the removal of approximately 50 floaters and 25 jackups from the supply stack since 2014, further declines in rig utilization and day rates are possible due to the persistence of an offshore rig supply and demand imbalance.
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
A recent trend of some E&P companies to cancel, renegotiate, or repudiate existing drilling contracts has continued into 2016 as rig demand and market day rates decline further. In fiscal year 2015, we renegotiated four drilling contracts with respect to the Atwood Osprey, Atwood Beacon, Atwood Achiever and the Atwood Orca. These four agreements incorporated reduced day rates for some portion of the existing term in exchange for the extensions in the terms of the contracts. In March 2016, we negotiated with a client to shift their remaining contract backlog from the Atwood Eagle to the Atwood Osprey in order to preserve the continuity of operations for the Atwood Osprey. This shift in backlog did not alter the contractual day rate for the client, but it did lead to the immediate idling of the Atwood Eagle.
Some of our contracts with clients may be canceled at the option of the client upon payment of a termination fee which may not fully compensate us for the loss of the contract and may result in a rig being idled for an extended period of time. In addition, some of our clients could experience liquidity or solvency issues or could otherwise be unable or unwilling to perform under a contract, which could ultimately lead a client to enter bankruptcy or otherwise encourage a client to seek to repudiate, cancel or renegotiate a contract. Further deterioration in cash flow generation by E&P companies may accelerate these trends. If our clients seek to cancel or renegotiate our significant contracts and we are unable to negotiate favorable terms or secure new contracts on substantially similar terms, or at all, our revenues and profitability could be materially reduced. See "Our business may experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts" under "Risk Factors" Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Ultra-deepwater and Deepwater Rig Markets
Both the ultra-deepwater and deepwater rig markets are experiencing declining demand, utilization and day rates. As of July 24, 2016, the number of marketed ultra-deepwater rigs under contract industry-wide decreased to 104 (from 134 on July 8, 2015) representing 75% utilization of a total of 138 active rigs. The number of marketed deepwater rigs under contract decreased to 20 (from 39 on July 8, 2015), representing 54% utilization of a total of 37 active rigs. Declines in the percentage of marketed rigs under contract have been driven by reduced rig demand across all geographic regions coupled with an increase in marketed supply due to deliveries of newbuild rigs, primarily from Korean and Singaporean shipyards.
As of July 24, 2016, 32 ultra-deepwater floaters were under construction with scheduled deliveries through January 2020, eight of which were contracted. However, this figure includes five floaters under long-term contracts with Petrobras, many of which may be delayed, repudiated, or canceled due to the extensive financial difficulties of the primary Brazilian rig-owning entity. In response to reduced rig demand and lack of suitable drilling programs, we and other drilling contractors have proactively delayed delivery of ultra-deepwater rigs under construction. Eight ultra-deepwater rigs are scheduled for delivery during the remainder of calendar year 2016, 16 are scheduled for delivery in 2017 and an additional eight units are scheduled for delivery in 2018 and beyond.
The number of idle offshore rigs being cold-stacked and scrapped has continued to increase due to the unfavorable market conditions. During calendar year 2015, 16 ultra-deepwater rigs and 16 deepwater rigs were announced for cold-stacking, retirement or scrapping and are no longer being actively marketed. Through July 24, 2016, 18 ultra-deepwater rigs and 13 deepwater rigs were announced for cold-stacking, retirement or scrapping, reflecting an accelerating rate in calendar year 2016. We expect this trend of increasing marketed supply attrition to continue into the second half of calendar year 2016 as there are limited re-contracting opportunities for floaters completing their drilling programs, leading to a growing supply of idle rigs.

Our Ultra-deepwater Rigs and Deepwater Rigs
The Atwood Achiever, a dynamically positioned, ultra-deepwater drillship, is operating offshore Northwest Africa and is contracted through approximately November 2018. The client has an option, exercisable by February 2017, to revert the contract to its original end date of November 2017 by making a payment approximately equal to the difference in the original day rate for the time periods for which the current reduced operating day rate was invoiced. The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, is operating in the U.S. Gulf of Mexico and is contracted through August 2017.
The Atwood Condor, a dynamically positioned, ultra-deepwater semisubmersible, is operating in the U.S. Gulf of Mexico and is contracted through November 2016.
The Atwood Osprey, an ultra-deepwater semisubmersible and the Atwood Eagle, a deepwater semisubmersible, were both operating offshore Australia at the beginning of calendar 2016. On March 19, 2016, the Atwood Eagle's drilling services contract with Woodside Energy Ltd was mutually amended to assign and utilize the Atwood Osprey to perform drilling services for the remaining 165 days under contract. The Atwood Osprey is currently drilling the assigned program for Woodside Energy Ltd, and the material contractual terms and conditions of the Atwood Eagle’s original drilling services contract, including day rate, have remained unchanged. The Atwood Eagle has subsequently mobilized to Singapore where the rig is currently idle and being actively marketed for a new drilling contract.
The Atwood Falcon, a deepwater semisubmersible, was operating offshore Australia and was contracted through March 2016. Following contract completion and mobilization of the vessel to international waters, on March 24, 2016, we executed a sale and recycling agreement with a third party buyer for the purpose of selling the Atwood Falcon. The agreement requires the buyer to demolish and recycle the vessel and associated equipment/machinery. On April 13, 2016, the Atwood Falcon sale and recycling transaction closed and title of the vessel and associated equipment and machinery transferred to a third party buyer.
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
Jackup Rig Market
The jackup market is experiencing similar utilization and day rate challenges as the floater market. Declining rig demand coupled with continued delivery of newbuild rigs, primarily from shipyards in China and Singapore, have negatively impacted the jackup rig supply and demand balance worldwide. In the current market downturn, all classes of jackup rigs have experienced lower day rates and utilization and the bifurcation trend that has historically favored utilization of new, higher specification jackups at the expense of older, lower specification jackups has not been maintained. Clients have become more price sensitive and fewer technically challenging wells are being drilled. As of July 24, 2016, the percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract was approximately 67% as compared to 72% for the remainder of the global jackup fleet.
We expect that the continued increase in global jackup supply due to the delivery of high specification newbuild rigs through the end of 2018 will put additional pressure on jackup rig utilization and day rates. As of July 24, 2016, there were 112 newbuild jackup rigs under construction (from 128 on July 8, 2015), most of which are being constructed in China and many of which are owned by speculators or the constructing shipyards. Of the 41 jackup rigs scheduled for delivery in the remainder of 2016, only eight are contracted, while the remaining 71 rigs are scheduled for delivery primarily in 2017 and beyond. Due to lack of sufficient rig demand to absorb this additional supply, some of these scheduled jackup deliveries are expected to be delayed and/or canceled. Absent a strong recovery in high specification jackup rig demand and/or a significant reduction in jackup rig supply due to cold-stacking, scrapping or retirements, the increasing marketed supply of jackups is likely to exceed client requirements for the foreseeable future.

The number of idle jackup rigs removed from the marketed rig supply increased significantly in calendar year 2015, as eight high specification jackups and 26 standard jackups were cold-stacked, scrapped or retired. Through July 24, 2016, 15 high specification jackups and 31 standard jackups, were cold-stacked, scrapped or retired, reflecting an accelerating rate over 2015 full-year levels. This trend of increasing marketed supply attrition is expected to continue into the second half of 2016 as older rigs are displaced due to declining overall jackup demand and increasing competition from newer, more capable rigs.

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
The Atwood Aurora, a 350-foot water depth jackup, is operating offshore West Africa and is contracted through September 2016. The Atwood Beacon, a 400-foot water depth jackup, is operating in the Mediterranean Sea and is contracted into August 2016. The Atwood Orca, a 400-foot water depth Pacific Class jackup is operating offshore Thailand and is contracted through October 2016.
Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog as of June 30, 2016 was approximately $0.8 billion representing a 56% decrease compared to our contract backlog of $1.8 billion as of June 30, 2015 primarily due to realization of contract backlog. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to mobilization, demobilization, contract preparation, and billing our clients for reimbursable items or bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, client elected standby periods unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our clients may seek to terminate, repudiate or renegotiate our contracts, which could have the effect of reducing our contract backlog. See “Risks Related to our Business-Our business may experience reduced profitability if our clients terminate, repudiate, or renegotiate our drilling contracts” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The following tables set forth the amount of our contract drilling revenue backlog and the percentage of available operating days committed for our fleet, excluding drilling units under construction and the Atwood Falcon which was sold in April 2016, for the periods indicated as of June 30, 2016.

Contract Drilling Revenue Backlog	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Total
(In millions)
Ultra-deepwater	$191	$391	$181	$21	$—	$784
Deepwater	—	—	—	—	—	—
Jackups	24	2	—	—	—	26
Total	$215	$393	$181	$21	$—	$810

Percentage of Available Operating Days Committed	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020
Ultra-deepwater	100%	56%	25%	3%	—%
Deepwater	—%	—%	—%	—%	—%
Jackups	42%	2%	—%	—%	—%
Total	61%	23%	10%	1%	—%

In July 2016, we signed two separate contracts to provide drilling services to clients operating in Australia for the Atwood Osprey.  Assuming full utilization, total backlog will increase $128 million from $810 million reported as of June 30, 2016, with $9 million, $52 million, and $68 million of revenues expected to be recognized in fiscal years 2017, 2018 and 2019, respectively.  In addition, our percentage of available operating days committed increases 1%, 7%, and 10% for fiscal years 2017, 2018, and 2019, respectively.

RESULTS OF OPERATIONS

Revenues—Revenues for the three and nine months ended June 30, 2016 decreased approximately $103 million and $201 million, respectively, or 31% and 19%, respectively, as compared to the three and nine months ended June 30, 2015. An analysis of revenues by rig category is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Ultra-Deepwater	$182	$174	$8	$553	$524	$29
Deepwater	—	77	(77)	131	257	(126)
Jackups	36	67	(31)	111	212	(101)
Reimbursable	10	13	(3)	37	40	(3)
	$228	$331	$(103)	$832	$1,033	$(201)

Our ultra-deepwater fleet realized average revenues of $500,000 per day on 364 operating days for the three months ended June 30, 2016, as compared to $478,000 per day on 364 operating days for the three months ended June 30, 2015. The ultra-deepwater fleet realized average revenues of $514,000 per day on 1,076 operating days, as compared to $489,000 per day on 1,072 operating days for the nine months ended June 30, 2016 and 2015, respectively. The increase in revenues for the ultra-deepwater fleet for the three and nine months ended June 30, 2016 was due to the Atwood Osprey being on force majeure rate during the third quarter of 2015 as a result of a tropical cyclone, and the Atwood Achiever operating for the entire 2016 period.

Our deepwater fleet did not operate in the third quarter 2016, as compared to the three months ended June 30, 2015, which operated the fleet for 177 days at $435,000 per day. The deepwater fleet realized average revenues of $426,000 per day on 307 operating days as compared to $424,000 per day on 606 operating days for the nine months ended June 30, 2016 and 2015, respectively. The decrease in operating days and revenue for fiscal year 2016, compared to fiscal year 2015, is primarily due to Atwood Falcon and Atwood Eagle completing their contracts in fiscal year 2016. The Atwood Falcon was idled and subsequently sold for recycling purposes, while the Atwood Eagle’s contract was suspended and remaining term transferred to the Atwood Osprey.

Our jackup fleet realized average revenues of $132,000 per day on 270 operating days for the three months ended June 30, 2016, as compared to $149,000 per day on 450 operating days for three months ended June 30, 2015. The jackup fleet realized average revenues of $135,000 per operating day on 821 operating days, as compared to $160,000 per operating day on 1,325 operating days for the nine months ended June 30, 2016 and 2015, respectively. The jackup fleet realized lower revenue and operating days for the three and nine months ended June 30, 2016, as compared to three and nine months ended June 30, 2015 primarily due to the Atwood Manta and the Atwood Mako being idled in October 2015.

Revenue related to reimbursable expenses is primarily driven by our clients’ requests for equipment, fuel, services and/or personnel that are not included in the contractual operating day rate. Thus, these revenues vary depending on the timing of the clients’ requests and the work performed. Additionally, as a result of a certain number of our rigs being idled, reimbursable revenue naturally declines while the rigs remain un-contracted. Changes in the amount of revenue related to reimbursable expenses generally do not have a material effect on our financial position, results of operations, or cash flows.

Drilling Costs—Drilling costs for the three and nine months ended June 30, 2016 decreased approximately $57 million and $108 million, respectively, or 40% and 25%, respectively, as compared to the three and nine months ended June 30, 2015. An analysis of contract drilling costs by rig category is as follows:

	DRILLING COSTS
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Ultra-Deepwater	$54	$75	$(21)	$168	$206	$(38)
Deepwater	10	29	(19)	71	102	(31)
Jackups	16	29	(13)	62	91	(29)
Reimbursable	5	9	(4)	23	30	(7)
Other	1	1	—	—	3	(3)
	$86	$143	$(57)	$324	$432	$(108)

Ultra-deepwater drilling costs decreased for the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015. Average drilling costs per calendar day for our ultra-deepwater rigs decreased from approximately $205,000 for the three months ended June 30, 2015, to approximately $148,000 for the three months ended June 30, 2016, and from $190,000 for the nine months ended June 30, 2015, to $153,000 for the nine months ended June 30, 2016. The drilling costs for our ultra-deepwater rigs were lower in 2016 due to cost saving initiatives executed on payroll, and lower repairs and maintenances costs. Additionally, repair costs in fiscal year 2015 were higher due to the unplanned repair costs incurred on the Atwood Osprey as a result of damages from Tropical Cyclone Olwyn.

Deepwater drilling costs decreased for the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015. Average drilling costs per calendar day for our deepwater rigs decreased from approximately $160,000 for the three months ended June 30, 2015, to approximately $96,000 for three months ended June 30, 2016, and $160,000 for the nine months ended June 30, 2015, to $151,000 for the nine months ended June 30, 2016. This decrease is primarily due to the contract completion of the Atwood Falcon and Atwood Eagle, resulting in lower costs in fiscal year 2016.

Jackup drilling costs decreased for the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015, primarily due to the Atwood Mako and Atwood Manta being idled in October 2015. The average drilling cost per calendar day decreased from approximately $65,000 for the three months ended June 30, 2015, to approximately $35,000 for the three months ended June 30, 2016, and $65,000 for the nine months ended June 30, 2015, to $45,000 for the nine months ended June 30, 2016.

Reimbursable costs are primarily driven by our clients’ requests for equipment, fuel, services and/or personnel that are not typically included in the contractual operating day rate. Thus, these costs vary depending on the timing of the clients’ requests and the work performed. Additionally, as a result of a certain number of our rigs being idled, reimbursable costs naturally declines while the rigs remain un-contracted. Changes in the amount of reimbursable costs generally do not have a material effect on our financial position, results of operations or cash flows.

Depreciation—Depreciation expense for the three and nine months ended June 30, 2016 decreased approximately $1 million and $5 million, respectively, or 2% and 4%, respectively, as compared to the three and nine months ended June 30, 2015. This decrease is primarily due to the impairment of the Atwood Hunter as a result of it being idled in December 2014 and the Atwood Falcon, which was impaired in December 2015. An analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Ultra-Deepwater	$29	$28	$1	$87	$85	$2
Deepwater	2	4	(2)	7	13	(6)
Jackups	9	9	—	26	27	(1)
Other	1	2	(1)	5	5	—
	$41	$43	$(2)	$125	$130	$(5)

Deepwater depreciation decreased $2 million and $6 million for the three and nine months ended June 30, 2016, as compared to the three and nine months ended June 30, 2015, respectively, due to the impairment of the Atwood Hunter in December 2014, and the impairment of the Atwood Falcon in December 2015.

Asset Impairment— During the nine months ended June 30, 2016, we recorded a non-cash impairment charge of approximately $64.8 million ($64.8 million, net of tax, or $1.00 per diluted share) to write the Atwood Falcon and its inventory of materials and supplies down to their approximate salvage value. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

During the nine months ended June 30, 2015, we recorded a non-cash impairment charge of approximately $60.8 million ($56.1 million, net of tax, or $0.86 per diluted share) to write the Atwood Hunter and its inventory of materials and supplies down to their salvage value. See Note 3 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

General and Administrative— For the three months ended June 30, 2016, general and administrative expenses increased by approximately $1.5 million to $12.0 million, as compared to $10.5 million for the three months ended June 30, 2015. This increase was primarily due to both lower payroll related costs during the three months ended June 30, 2015, as a result of share-based compensation adjustments, as well as, an increase in employee related expenses associated with a non-competition and non-solicitation agreement entered into with certain employees during the quarter. For the nine months ended June 30, 2016, general and administrative expenses decreased by approximately $3.9 million to $38.7 million, as compared to $42.6 million for the nine months ended June 30, 2015. This decrease was primarily due to reductions in payroll and related costs associated with several company-wide cost saving measures.

Loss on sale of assets— Our loss on sale of assets for the nine months ended June 30, 2015 was primarily due to a loss of approximately $8.0 million ($7.1 million, net of tax, or $0.11 per diluted share) due to the sale of the Atwood Southern Cross and a loss of approximately $5.5 million ($5.5 million, net of tax, or $0.08 per diluted share), due to the sale of Atwood Hunter.

Interest Expense, net of capitalized interest— For the nine months ended June 30, 2016, interest expense, net of capitalized interest, increased by approximately $10.5 million to $50.5 million, as compared to $40.0 million for the nine months ended June 30, 2015, primarily due to a higher interest rate on our Credit Facility borrowings and lower capitalized interest in the three months ended June 30, 2016.

Gains on extinguishment of debt— During the nine months ended June 30, 2016, we repurchased, through open market transactions, $159.3 million aggregate principal amount of our Senior Notes at an aggregate cost of $102.5 million, including accrued interest. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of debt issuance costs and premium, of $58.9 million ($44.1 million net of tax, or $0.68 per diluted share) in Gains on extinguishment of debt on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2016.  The repurchases were made using available cash balances.

Other Income— During the three months ended December 31, 2015, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of additional expected insurance recoveries related to cyclone damage to the Atwood Osprey. This amount is included in Other Income on the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2016. We collected receivables from the insurance company of approximately $6.7 million and $11.8 million during the three month periods ending March 31, 2016 and June 30, 2016, respectively, which are reflected as cash proceeds from investing in the Condensed Consolidated Statement of Cash Flows.

Income Taxes— Our consolidated effective income tax rate for the three and nine months ended June 30, 2016 was approximately 17% and 15%, as compared to for 8% and 10%, the three and nine months ended June 30, 2015. The effective tax rate for the three and nine months ended June 30, 2016 was higher than the rate for the three and nine months ended June 30, 2015, primarily due to the U.S. income tax associated with the $58.9 million of gain recognized from the retirement of debt. During the quarter, as a consequence of the aforementioned gain coupled with increased profitability from our US Gulf of Mexico operations, we fully utilized our deferred tax asset related to our U.S. net operating loss carry-forward and we reversed the valuation allowance associated with that deferred tax asset. Our effective tax rate was lower than the U.S. statutory rate of 35% as a result of working in certain lower tax jurisdictions outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations and borrowings under our Credit Facility. In addition, we may seek to access the debt and equity capital markets in the future to raise additional capital, increase liquidity as necessary, fund additional purchases, exchanges or redemptions of Senior Notes, repay amounts under our Credit Facility or otherwise refinance existing debt. Our ability to access the debt and equity capital markets depends on a number of factors, including our credit rating, industry conditions, general economic conditions, our revenue backlog, capital expenditure commitments, market conditions and market perceptions of us and our industry.
Our liquidity requirements include meeting ongoing working capital needs, repaying our outstanding indebtedness, and funding our capital expenditure projects. Our ability to meet these liquidity requirements will depend in large part on our future operating and financial performance.
Our cash flow fluctuates depending on a number of factors, including, among others, the number of our drilling units under contract, the day rates that we receive under those contracts, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, payments to our vendors for operating costs, and capital expenditures. We have instituted several company-wide cost savings measures, including the elimination of non-essential personnel and other operational measures, including delaying certain capital expenditure projects to reduce liquidity requirements to a level consistent with the size of our anticipated fleet operating under client contracts over the next twelve months. These activities have had and continue to have a positive impact on our cash flow generation and overall liquidity. We believe that our cash on hand, cash flows generated from operating activities and available borrowings under our Credit Facility will provide sufficient liquidity over the next twelve months to fund our working capital needs, scheduled interest payments on our outstanding debt and other purposes.
As of June 30, 2016, we had $199.0 million in cash on hand.  During the nine months ended June 30, 2016, we relied principally on our cash flows from operations and cash on hand to meet liquidity needs and fund our cash requirements including our capital expenditures of $198.2 million. To date, general inflationary trends have not had a material effect on our operating revenues or expenses.

Cash Flows

	Nine Months Ended June 30,
(In millions)	2016	2015
Net cash provided by operating activities	$515,415	$483,605
Net cash used in investing activities	(177,435)	(417,738)
Net cash used in financing activities	(252,989)	(71,443)

Working capital decreased from $470.5 million as of September 30, 2015 to $410.6 million as of June 30, 2016. Net cash from operating activities for the nine months ended June 30, 2016 was $515.4 million, as compared to $483.6 million for the nine months ended June 30, 2015.

Investing Activities
Capital Expenditures
Our investing activities are primarily related to capital expenditures for property and equipment. Our capital expenditures, including maintenance capital expenditures, for the nine months ended June 30, 2016 totaled $198.2 million. Our capital expenditures for the nine months ended June 30, 2015 totaled $420.1 million.
As of June 30, 2016, we have expended approximately $795 million on our drilling units under construction. The Atwood Admiral and Atwood Archer were originally scheduled to be delivered in March 2015 and December 2015, respectively. On December 17, 2015, we entered into a supplemental agreement No. 4 ("Supplemental Agreement No. 4") for each rig with Daewoo Shipbuilding and Marine Engineering Co., Ltd ("DSME"), which delayed the required delivery date for these rigs to September 30, 2017 and June 30, 2018, respectively. Supplemental Agreement No. 4 superseded all previous agreements. In consideration of the agreement, we made a payment of $50 million for each drillship on December 31, 2015. All remaining milestone payments, $93.9 million for the Atwood Admiral and $305.9 million for the Atwood Archer, have been extended until their respective delivery dates. We believe that we will be able to fund all additional construction costs with cash flow from operations and borrowings under our Credit Facility. As of June 30, 2016, we estimate the remaining costs including firm commitments, project management, capitalized interest, drilling tools, handling tools and spares for our drilling units under construction to be $460 million.

Financing Activities

Our financing activities primarily consist of borrowing and repayment of long-term and short-term debt and dividend payments. Proceeds received from borrowings from our Credit Facility totaled $45 million for the nine months ended June 30, 2016. Repayments on our Credit Facility totaled $190 million for the nine months ended June 30, 2016.

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

Senior Notes (Due February 2020)
As of June 30, 2016, $490.7 million aggregate principal amount of our Senior Notes were outstanding. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.

During the nine months ended June 30, 2016, we repurchased, through open market transactions $159.3 million aggregate principal amount of our Senior Notes at an aggregate cost of $102.5 million, including accrued interest. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of debt issuance costs and premium, of $58.9 million ($44.1 million net of tax, or $0.68 per diluted share) in Gains on extinguishment of debt on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2016.  The repurchases were made using available cash balances.

These repurchases, allowed us to reduce our outstanding indebtedness and related interest expense at a significant discount to the face value of our Senior Notes. The gain associated with the repurchases is subject to tax and will increase our effective tax rate. However, due to the availability of operating loss carry-forwards the actual cash tax impact will be minimal. The repurchases were made using available cash balances. Following these repurchases, the Company has $490.7 million Senior Notes outstanding.
On June 24, 2016, we commenced a modified "Dutch Auction" tender offer (the "Offer") for up to $150,000,000 aggregate principal amount of our outstanding Senior Notes. On July 25, 2016, we acquired $42.0 million aggregate principal amount of the Senior Notes pursuant to the Offer. Including the purchase price for the Senior Notes, which totaled $31.5 million, and accrued interest payable on the Senior Notes acquired and related fees, the total cost of the Offer was $33.0 million which was funded by available cash balances. As of July 25, 2016, following consummation of the Offer, the Company had $448.7 million aggregate principal amount of Senior Notes outstanding. The purchase price in the Offer represented a discount to the principal amount of the Senior Notes of 25.0%.
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

In connection with the amendment, we mortgaged the Atwood Achiever, the Atwood Advantage and the Atwood Orca, as additional collateral under the Credit Facility, as well as pledged the equity interests in the subsidiaries of the Company that own, directly or indirectly, these three vessels. Additionally, the Atwood Eagle and Atwood Falcon, along with the pledged equity interests in certain of our subsidiaries that, directly or indirectly, own these two vessels, were removed as collateral under the Credit Facility. On April 13, 2016, the Atwood Falcon sale and recycling transaction closed and title of the vessel and associated equipment and machinery transferred to a third party buyer. Our interest in the two drillships under construction remain unencumbered by the Credit Facility.
As of June 30, 2016, our Credit Facility had $1.395 billion of total commitments and we had $885 million of outstanding borrowings. As of June 30, 2016, we had approximately $510 million available for borrowings under the Credit Facility. Approximately $275 million of the commitments mature in May 2018 and approximately $1.12 billion of the commitments under the Credit Facility mature in May 2019.
Obligations under the Credit Facility are secured primarily by first preferred mortgages on nine of our drilling units (Atwood Aurora, Atwood Beacon, Atwood Condor, Atwood Mako, Atwood Manta, Atwood Osprey, Atwood Achiever, Atwood Advantage and Atwood Orca), as well as liens on the equity interests of our subsidiaries that own, directly or indirectly, such drilling units. We were in compliance with all financial covenants under the Credit Facility as of June 30, 2016 and we anticipate that we will continue to be in compliance for the remainder of 2016. See "Covenants in our debt agreements restrict our ability to engage in certain activities" under "Risk Factors" Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
The weighted-average effective interest rate on our long-term debt was approximately 4.4% per annum as of June 30, 2016. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of debt issuance costs and our debt premiums. Interest capitalized for the three and nine months ended June 30, 2016 was approximately $4 million and $13 million respectively. Interest capitalized for the three and nine months ended June 30, 2015 was approximately $6 million and $15 million respectively.

The following summarizes our availability under our Credit Facility as of June 30, 2016 (in millions):

Commitment under Credit Facility	$1,395
Borrowings under Credit Facility	885
Letters of Credit Outstanding	—
Availability	$510

Letter of Credit Facility

In July 2015, we entered into a letter of credit facility with BNP Paribas (“BNP”), pursuant to which BNP may issue letters of credit up to an unlimited stated face amount of such letters of credit. BNP has no commitment under the facility to issue letters of credit, and the facility may be canceled by BNP at any time. The facility contains certain events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, cross-defaults under other debt agreements, or a change of control. As of June 30, 2016, we have not requested any letters of credits under this facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

In May 2016, we entered into an agreement with Hydril USA Distribution, LLC ("GE") to manufacture a complete second Blowout Preventer stack ("BOP") and an Auxiliary Stack Test System ("ASTS") for the Atwood Condor. The addition of the second BOP will increase the marketability and operational efficiency of the vessel. Total consideration for this agreement is approximately $19 million with 20% due upon placement of the purchase order and the remaining 80% due upon delivery. To accelerate the manufacturing and delivery process, which is targeted for February 2017, we provided certain capital spares we maintained to GE to be used in the manufacturing process. These capital spares will be replenished by GE with similar capital spares upon delivery of the BOP.

For additional information about our commitments and contractual obligations as of June 30, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our

Annual Report on Form 10-K for the fiscal year ended September 30, 2015. As of June 30, 2016, other than payments made under our construction contracts, further postponement of the required delivery of the drilling units under construction, repayments under our Credit Facility, and the purchase of the second BOP and ASTS equipment mentioned above, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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

Such statements are subject to numerous risks, uncertainties and assumptions that are beyond our ability to control, including, but not limited to:

•	prices of oil and natural gas and industry expectations about future prices;

•	market conditions and level of activity in the drilling industry and the global economy in general;

•	the level of capital expenditures by our clients;

•	the termination, renegotiation, or repudiation of contracts or payment delays by our clients;

•	the operational risks involved in drilling for oil and gas;

•	the highly competitive and volatile nature of our business;

•	our ability to enter into, and the terms of, future drilling contracts, including contracts for our newbuild units, for rigs currently idled and for rigs whose contracts are expiring;

•	our ability to access debt and equity capital markets, and the terms and prices that are available if we issue debt or equity securities;

•	the impact of governmental or industry regulation, both in the United States and internationally;

•	the risks of and disruptions to international operations, including political instability and the impact of terrorist acts, acts of piracy, embargoes, war or other military operations;

•	our ability to obtain and retain qualified personnel to operate our vessels;

•	unplanned downtime and repairs on our rigs;

•	timely access to spare parts, equipment and personnel to maintain and service our fleet;

•	client requirements for drilling capacity and client drilling plans;

•	the adequacy of sources of liquidity for us and for our clients;

•	changes in tax laws, treaties and regulations;

•	the risks involved in the construction, upgrade, and repair of our drilling units; and

•	such other risks discussed in Item 1A. “Risk Factors” of our Form 10-K for the fiscal year ended September 30, 2015 and in our other reports filed with the Securities and Exchange Commission, or SEC.

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
Interest Rate Risk
The provisions of our Credit Facility provide for a variable interest rate cost on our $885 million outstanding as of June 30, 2016. However, we have employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt as of June 30, 2016, in order to minimize unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, $635 million of our variable long-term debt outstanding as of June 30, 2016, is subject to changes in interest rates. A change of 10% in the interest rate on the floating rate debt would not have a material effect on our annual earnings or cash flows.
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
From time to time, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in currency exchange rates. We have outstanding foreign currency forward exchange contracts that were entered into to hedge a portion of our anticipated Eurodollar receipts associated with revenues earned. These forward contracts are designated as cash flow hedging instruments. Based on June 30, 2016 amounts, a decrease in the value of 10% in foreign currencies relative to the U.S. dollar would not have a material effect to our annual earnings or cash flows.
Market Risk
Our Senior Notes bear interest at a fixed interest rate. The fair value of our Senior Notes will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $367 million as of June 30, 2016, compared to the principal amount of $490.7 million. If prevailing market interest rates had been 10% lower at June 30, 2016, the change in fair value of our Senior Notes would not have a material effect to our annual earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of June 30, 2016, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1†	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 27, 2016).

10.2†	Second Amendment to Atwood Oceanics, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 27, 2016).

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

**32.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act of 2002.

*101	Interactive data files.

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATWOOD OCEANICS, INC.
(Registrant)

Date:	August 2, 2016	/S/ MARK W. SMITH
Mark W. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)