Form 10-Q
period 2017-03-31
ATWOOD OCEANICS INC
filed 2017-05-09
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of May 1, 2017, there were 80,519,422 shares of common stock, $1.00 par value per share, outstanding.

ATWOOD OCEANICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share amounts)	2017	2016	2017	2016
REVENUES:
Contract drilling	$162,240	$282,546	$312,103	$577,161
Revenues related to reimbursable expenses	5,466	13,805	13,159	27,009
Total revenues	167,706	296,351	325,262	604,170

COSTS AND EXPENSES:
Contract drilling	64,277	89,918	129,947	220,570
Reimbursable expenses	4,674	9,123	11,276	17,409
Depreciation	41,443	41,053	83,251	83,880
General and administrative	12,445	11,488	27,636	26,665
Asset impairment	58,962	708	58,962	65,432
(Gain) loss on sale of assets	(51)	77	(118)	77
Other, net	—	(1,137)	—	(1,060)
	181,750	151,230	310,954	412,973

OPERATING (LOSS) INCOME	(14,044)	145,121	14,308	191,197

OTHER (EXPENSE) INCOME:
Interest expense, net of capitalized interest	(13,537)	(17,098)	(29,828)	(30,859)
Interest income	265	6	269	10
Gains on extinguishment of debt	—	8,397	—	8,397
Other income	—	—	—	17,976
	(13,272)	(8,695)	(29,559)	(4,476)

(LOSS) INCOME BEFORE INCOME TAXES	(27,316)	136,426	(15,251)	186,721
PROVISION FOR INCOME TAXES	1,546	13,989	3,940	25,203
NET (LOSS) INCOME	$(28,862)	$122,437	$(19,191)	$161,518

(LOSS) EARNINGS PER COMMON SHARE (NOTE 3):
Basic	$(0.37)	$1.89	$(0.27)	$2.49
Diluted	$(0.37)	$1.89	$(0.27)	$2.49
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	78,270	64,781	71,504	64,739
Diluted	78,270	64,825	71,504	64,870
Dividend declared per share	$—	$—	$—	$0.075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Net (loss) income	$(28,862)	$122,437	$(19,191)	$161,518
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized holding gains/(losses)	263	(4,649)	1,002	(4,818)
Loss reclassified to net income	314	2,043	759	2,738
Total other comprehensive income (loss)	577	(2,606)	1,761	(2,080)

Comprehensive (loss) income	$(28,285)	$119,831	$(17,430)	$159,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Cash	$435,208	$145,427
Accounts receivable, net	81,630	113,091
Income tax receivable	2,889	6,095
Inventories of materials and supplies, net	101,721	109,925
Prepaid expenses, deferred costs and other current assets	12,498	18,504
Total current assets	633,946	393,042

Property and equipment, net	4,143,390	4,127,696

Other receivables	11,831	11,831
Deferred income taxes	165	165
Deferred costs and other assets	7,313	7,058
Total assets	$4,796,645	$4,539,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$23,693	$25,299
Accrued liabilities	9,747	7,868
Interest payable	8,395	7,096
Income tax payable	8,582	8,294
Deferred credits and other liabilities	1,636	799
Total current liabilities	52,053	49,356

Long-term debt	1,298,067	1,227,919
Deferred income taxes	1,599	1,202
Deferred credits	7,910	—
Other	35,994	30,929
Total long-term liabilities	1,343,570	1,260,050

Commitments and contingencies (Note 9)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 80,516 issued (Note 10) and outstanding as of March 31, 2017 and 180,000 shares authorized and 64,799 shares issued and outstanding as of September 30, 2016	80,516	64,799
Paid-in capital	410,855	237,542
Retained earnings	2,909,684	2,929,839
Accumulated other comprehensive loss	(33)	(1,794)
Total shareholders' equity	3,401,022	3,230,386
Total liabilities and shareholders' equity	$4,796,645	$4,539,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

September 30, 2016	64,799	$64,799	$237,542	$2,929,839	$(1,794)	$3,230,386

Net (loss) income	—	—	—	(19,191)	—	(19,191)
Cumulative effect of accounting change (Note 1)	—	—	964	(964)	—	—
Other comprehensive income	—	—	—	—	1,761	1,761
Vesting of restricted stock and performance unit awards	192	192	(658)	—	—	(466)
Stock compensation expense	—	—	7,566	—	—	7,566
Common stock equity issuance	15,525	15,525	165,441	—	—	180,966
March 31, 2017	80,516	$80,516	$410,855	$2,909,684	$(33)	$3,401,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(19,191)	$161,518
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	83,251	83,880
Amortization	3,367	1,607
Provision for doubtful accounts	2,369	1,141
Deferred income tax benefit	(525)	(650)
Share-based compensation expense	7,566	5,009
Asset impairment	58,962	65,432
(Gain) loss on sale of assets	(118)	77
(Gain) on extinguishment of debt	—	(8,397)
Other, net	—	(1,137)
Changes in assets and liabilities:
Accounts receivable	38,217	62,963
Income tax receivable	3,206	507
Inventories of materials and supplies	(168)	16,187
Prepaid expenses, deferred costs and other current assets	6,072	14,709
Deferred costs and other assets	(4,201)	(1,381)
Accounts payable	3,425	(25,306)
Accrued liabilities	4,023	(3,760)
Income tax payable	288	6,534
Deferred credits and other liabilities	6,720	1,220
Net cash provided by operating activities	193,263	380,153

Cash flows from investing activities:
Capital expenditures	(154,448)	(176,175)
Proceeds from sale of assets	—	6,681
Net cash used in investing activities	(154,448)	(169,494)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,000	45,000
Principal payments on long-term debt	(55,000)	(120,156)
Dividends paid	—	(21,746)
Payments related to exercise of stock options	—	(928)
Proceeds from issuance of common stock	180,966	—
Net cash provided by (used in) financing activities	250,966	(97,830)
Net increase in cash and cash equivalents	289,781	112,829
Cash and cash equivalents, at beginning of period	145,427	113,983
Cash and cash equivalents, at end of period	$435,208	$226,812

Non-cash activities:
(Decrease) increase in accounts payable related to capital expenditures	$(5,031)	$950
Increase in deferred credits not yet collected	9,125	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of March 31, 2017 and for the three and six months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end Consolidated Balance Sheet data was derived from the audited financial statements as of September 30, 2016. Although these financial statements and related information have been prepared without audit and certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2016. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations, changes in shareholders' equity, and cash flows for the periods presented.

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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Amendments for the Balance Sheet Classification of Deferred Income Taxes. The amended guidance requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Deferred tax assets and liabilities will continue to be offset and presented as a single amount under the amended guidance. The effective date for public business entities is for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Effective October 1, 2016, we elected to early adopt the ASU on a prospective basis. The adoption of the ASU did not have a material impact on our Condensed Consolidated Balance Sheet.

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
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income/(loss), and (4) beneficial interests in securitized financial assets. This update is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
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

NOTE 2—ACCOUNTS RECEIVABLE AND LONG TERM CONTRACTS
Accounts Receivable
We record accounts receivable at the amount we invoice our clients. Our clients are major international corporate entities and government organizations with stable payment experience. Historically, our uncollectible accounts receivable have been immaterial, and typically, we do not require collateral for our receivables. We provide an allowance for uncollectible accounts, as necessary, on a specific identification basis. Our allowance for doubtful accounts as of March 31, 2017 and September 30, 2016 was $2.3 million and $1.2 million, respectively. Our provision for doubtful accounts for the three and six months ended March 31, 2017 was $2.4 million and $2.4 million, and for the three and six months ended March 31, 2016 was $0.8 million and $1.1 million, respectively. The provision for doubtful accounts is reported as a component of Contract drilling costs in our Unaudited Condensed Consolidated Statements of Operations.
Long Term Contracts

In March 2017, the client for the Atwood Osprey exercised its option to drill an additional well at an operating day rate of $185,000. Drilling services commenced on the option well in mid-April and is estimated to be completed in June 2017.

In January 2017, the client for the Atwood Achiever exercised its option provided as part of the “blend and extend” agreement we entered into in October 2015 to revert the contract to the original operating day rate and original end date. Exercise of this option resulted in a one-time payment to us of $48.1 million that includes the difference in day rates, taxes, and administrative fees covering the time periods for which the reduced day rate was applicable for previously provided drilling services, and is reported as a component of Contract drilling revenue in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017. Effective February 1, 2017 and continuing until the contract end date of approximately November 12, 2017, the operating day rate is $595,000.

NOTE 3—EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended			Six Months Ended
(In thousands, except per share amounts)	Net (Loss) Income	Shares	Per Share Amount	Net (Loss) Income	Shares	Per Share Amount
March 31, 2017
Basic (loss) earnings per share	$(28,862)	78,270	$(0.37)	$(19,191)	71,504	$(0.27)
Effect of dilutive securities:
Restricted stock and performance units	—	—	—	—	—	—
Diluted (loss) earnings per share	$(28,862)	78,270	$(0.37)	$(19,191)	71,504	$(0.27)
March 31, 2016
Basic earnings per share	$122,437	64,781	1.89	161,518	64,739	$2.49
Effect of dilutive securities:
Restricted stock and performance units	—	44	—	—	131	—
Diluted earnings per share	$122,437	64,825	$1.89	$161,518	64,870	$2.49

Potential dilutive common shares outstanding stock-based awards totaling 911,370 and 505,372 shares were considered in the calculation of diluted weighted-average shares for the three and six months ended March 31, 2017, respectively; however, due to our net loss position, those shares have not been reflected above because they would be anti-dilutive.

For the purpose of calculating diluted earnings per share for the three and six months ended March 31, 2017, there were approximately 2,783,284 and 3,189,282 anti-dilutive securities, respectively, and for the three and six months ended March 31, 2016, there were approximately 2,090,399 and 2,085,649 anti-dilutive securities, respectively.

NOTE 4—PROPERTY AND EQUIPMENT

A summary of property and equipment by classification is as follows:

(In thousands)	March 31, 2017	September 30, 2016
Drilling vessels and equipment	$3,741,648	$3,898,686
Construction work in progress	1,011,063	857,572
Drill pipe	51,328	52,543
Office equipment and other	39,173	39,213
Total cost	4,843,212	4,848,014
Less: Accumulated depreciation	(699,822)	(720,318)
Property and equipment, net	$4,143,390	$4,127,696

Impairments

In February 2017, we agreed with Woodside Energy Ltd (“Woodside”) to (i) substitute the Atwood Condor for the Atwood Osprey, offshore Australia, for approximately 550 days starting, at the latest, March 2018 and (ii) utilize the Atwood Osprey for an additional exploration well with an estimated duration of approximately 100 days. As a result, the Atwood Condor will join the Atwood Osprey and the Atwood Eagle as one of our three rigs available to provide drilling services to clients in the Australian/Southeast Asian markets. Due to the age, specifications and marketability of the Atwood Eagle relative to the Atwood Condor and Atwood Osprey, the Atwood Eagle is positioned behind each of those two rigs to bid for contracting opportunities in the Australian/Southeast Asian markets. Based on the foregoing and our ongoing review of market conditions in the region as we continue into 2017, we determined that the Atwood Eagle is less likely to obtain future drilling contracts that would provide sufficient financial returns to justify keeping the drilling rig in a marketable condition within our existing fleet. Based on our analysis, we concluded that the Atwood Eagle and its materials and supplies were impaired as of March 31, 2017, and we wrote them down to their approximate salvage value. We recorded a non-cash impairment charge of approximately $59.0 million ($57.6 million, net of tax, or $0.74 per diluted share), which is included in Asset Impairment on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2017. This impairment charge includes a write-down of property and equipment and deferred costs of $49.6 million, a write-down of our inventory of materials and supplies that was specific to the Atwood Eagle of $8.4 million, and accrued estimated transaction costs of $1.0 million. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled.

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

As of March 31, 2017, we had expended approximately $972 million towards our two ultra-deepwater drillships under construction at the Daewoo Shipbuilding and Marine Engineering Co. ("DSME") shipyard in South Korea. Remaining expected capital expenditure for these two drillships under construction totaled approximately $298 million at March 31, 2017. On December 5, 2016, we entered into supplemental agreements (collectively, "Supplemental Agreement No. 5") to the construction contracts with DSME which delay our requirements to take delivery of our two newbuild ultra-deepwater drillships, the Atwood Admiral and the Atwood Archer, by two years to September 30, 2019 and June 30, 2020, respectively. Supplemental Agreement No. 5 amends all material terms of the previous supplemental agreements. In consideration of Supplemental Agreement No. 5, we made a payment of $125 million for the Atwood Archer on December 13, 2016 and will make an additional interim payment of $15 million on the earlier of June 30, 2018 or the delivery date. With respect to the Atwood Admiral we will make a payment of $10 million on the earlier of September 30, 2017 or the delivery date. Remaining milestone payments, $83.9 million for the Atwood Admiral and $165 million for the Atwood Archer, have been extended until December 30, 2022 through our ability to choose to finance such amounts in the form of promissory notes to be entered into on the delivery dates for each vessel bearing interest at a rate of 5% per annum and to be secured by a mortgage on the respective drillship. We have the option to take earlier delivery of each vessel, upon 45 days' notice.

Other Income

During the six months ended March 31, 2016, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of expected insurance recoveries related to cyclone damage to the Atwood Osprey. This amount is included in Other income on the Unaudited Condensed Consolidated Statement of Operations and was subsequently collected.

NOTE 5—DEBT

A summary of long-term debt is as follows:

(In thousands)	March 31, 2017	September 30, 2016
6.5% Senior Notes due 2020 ("Senior Notes") aggregate principal amount	$448,650	$448,650
Senior Notes unamortized premium	2,797	3,245
Senior Notes unamortized debt issuance costs	(3,380)	(3,976)
Total Senior Notes	448,067	447,919
Revolving Credit Facility ("Credit Facility")	850,000	780,000
Total long-term debt	$1,298,067	$1,227,919
Revolving Credit Facility
As of March 31, 2017, our Credit Facility had $1.395 billion of total commitments and $850 million of outstanding borrowings. As of March 31, 2017, we had approximately $545 million available for borrowings under the Credit Facility. Approximately $275 million of the commitments under the Credit Facility mature in May 2018 with the remaining $1.12 billion of the commitments maturing in May 2019. We were in compliance with all financial covenants under the Credit Facility as of March 31, 2017 and September 30, 2016, and we anticipate that we will continue to be in compliance for at least twelve months subsequent to the date our financial statements are issued.

The weighted-average effective interest rate on our long-term debt was approximately 5.0% per annum as of March 31, 2017. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of our debt issuance costs and debt premiums. Interest capitalized for the three and six months ended March 31, 2017 was approximately $6.5 million and $12.0 million, respectively. Interest capitalized for the three and six months ended March 31, 2016 was approximately $3.8 million and $8.4 million, respectively.

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
Senior Notes - The carrying value of our Senior Notes, net of unamortized premium, is $451.4 million ($448.7 million principal amount) while the fair value of our Senior Notes was $404.9 million at March 31, 2017. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this as a Level 2 fair value measurement as valuation inputs for fair value measurements are quoted market prices at March 31, 2017 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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
The following table sets forth the estimated fair value of our derivative financial instruments, for which we elected hedge accounting, as of March 31, 2017 and September 30, 2016, by location and hedge type, which are measured and recorded at fair value on a recurring basis:

(In thousands)	Balance Sheet Classification	March 31, 2017	September 30, 2016
Derivative assets designated as cash flow hedging instruments:
Short-term interest rate swaps asset	Prepaid expenses, deferred costs and other current assets	$66	$—
Derivative liabilities designated as cash flow hedging instruments:
Short-term interest rate swaps	Accrued liabilities	—	(1,312)
Long-term interest rate swaps	Other long-term liabilities	(99)	(482)
Total derivative contracts, net		$(33)	$(1,794)

NOTE 7—SHARE-BASED COMPENSATION
A summary of our share-based compensation expense recognized during the six months ended March 31, 2017 and 2016 and unrecognized compensation cost and remaining weighted-average service period as of March 31, 2017 and 2016 is as follows:

	Six Months Ended March 31,
(In thousands, except average service periods)	2017	2016
Share-based compensation recognized	$7,566	$5,009
Unrecognized compensation cost, net of estimated forfeitures	22,901	21,469
Remaining weighted-average service period (years)	1.8	2.1

Restricted Stock Units

During the six months ended March 31, 2017, we granted to certain employees and our non-employee directors, restricted stock units that are subject to vesting conditions. The grant date fair value of these awards was based on the fair value of our common stock on the date of grant. A summary of our restricted stock activity for the six months ended March 31, 2017 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested as of October 1, 2016	1,515	$21.96
Granted	1,126	7.92
Vested	(193)	42.44
Forfeited	(44)	21.29
Unvested as of March 31, 2017	2,404	13.75

Performance Units
During the six months ended March 31, 2017, we granted to certain employees share-based awards that are subject to market-based performance conditions ("Performance Units"). The grant date fair value of these Performance Units was determined through use of the Monte Carlo simulation method. A summary of Performance Units stock activity for the six months ended March 31, 2017 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested as of October 1, 2016	426	$26.69
Granted	360	8.50
Vested	(47)	53.55
Forfeited	(16)	53.55
Unvested as of March 31, 2017	723	15.29

Stock Options
A summary of stock option activity for the six months ended March 31, 2017 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of October 1, 2016	617	$35.47	3.4	$(16,533)
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(62)	26.02	—	(1,025)
Outstanding as of March 31, 2017	555	36.53	3.2	(14,989)
Exercisable as of March 31, 2017	555	36.53	3.2	(14,989)

NOTE 8— INCOME TAXES

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning with the prior reporting period, we used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2017. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate that the historical annualized method would not provide a reliable estimate for the three months ended March 31, 2017. We anticipate that we will utilize the discrete effective tax rate method to calculate taxes for the remainder of the fiscal year.

Our estimated consolidated effective income tax rate for the three and six months ended March 31, 2017 was approximately (6)% and (26)%, respectively, as compared to 10% and 13% for the three and six months ended March 31, 2016, respectively.  The effective tax rate for the six months ended March 31, 2017 was lower than the rate for the six months ended March 31, 2016, primarily due to a significant drop in pre-tax earnings due primarily to the non-cash impairment charge against the Atwood Eagle as the charge did not result in a corresponding reduction to our provision for income tax.

Our effective tax rate was lower than the U.S. statutory rate primarily due to the non-cash impairment charge against the Atwood Eagle in addition to the Company working in certain lower tax rate jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2017, we had approximately $16.4 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $3.7 million, which are included in Other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All of the net uncertain tax liabilities would affect the effective tax rate if realized.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which is not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 10—SHAREHOLDERS' EQUITY

Equity Offering

On January 13, 2017, we issued, in a public offering, 15,525,000 shares of common stock. The net proceeds from the offering, before deducting estimated offering expenses, were approximately $181 million. The net proceeds are currently held as cash and are expected to be used for general corporate purposes, which may include the repayment of borrowings under the Credit Facility, the funding of future purchases or redemption of our Senior Notes, working capital and capital expenditures, and otherwise to enhance our liquidity.

NOTE 11—SUBSEQUENT EVENTS

On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. See Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the six months ended March 31, 2017 and 2016 included in this report and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and elsewhere in this report. See “Forward-Looking Statements” below.

OVERVIEW

Financial and operating results for the three and six months ended March 31, 2017 and 2016, include:

•
Operating revenues totaling $168 million and $325 million on 273 and 646 operating days for the three and six months ended March 31, 2017, respectively, as compared to operating revenues of $296 million and $604 million on 778 and 1,570 operating days for the three and six months ended March 31, 2016, respectively;

•
Net loss of $29 million and $19 million for the three and six months ended March 31, 2017, respectively, as compared to net income of $122 million and $162 million for the three and six months ended March 31, 2016, respectively;

•	Capital expenditures of $154 million for the six months ended March 31, 2017, as compared to capital expenditures of $176 million for the six months ended March 31, 2016; and

•	Increase in cash on hand of $290 million for the six months ended March 31, 2017 to $435 million.

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
The offshore drilling industry remains in the midst of a very severe downturn that began in the second half of calendar year 2014. Since that time, the industry has experienced declining demand for drilling rigs that has been exacerbated by a sharp decline in oil prices. E&P companies generally reduced their offshore capital spending in 2015 and 2016 by canceling or deferring planned drilling programs, and this trend is expected to continue into the second half of calendar year 2017. Since declining to multi-year lows below $30 per barrel in early 2016, Brent oil prices recovered modestly during the latter part of 2016 and ranged between $50 and $55 per barrel in April 2017. However, we expect offshore rig demand to continue declining during the first half of calendar year 2017 and potentially beyond, as offshore rigs complete existing contracts at a faster rate than new drilling programs are initiated. Declines in offshore drilling demand and the associated reductions in rig utilization and day rates could materially and adversely affect our financial position, results of operation or cash flows. See "Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices" under "Risk Factors" Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Even as offshore rig demand declined from the peak levels in calendar year 2014, some drilling contractors continued to take delivery of new, more capable rigs that were ordered prior to the industry downturn. However, over the past year drilling contractors have generally delayed further rig deliveries, especially for uncontracted rigs, through renegotiation of terms with the shipyards that are constructing these rigs. Due to the confluence of an oversupply of offshore rigs and declining rig demand, a lower percentage of marketed rigs are being re-contracted, and day rates and utilization have declined sharply across all offshore rig classes. While clients generally prefer newer, high specification rigs over older, less capable rigs, many newer floaters and jackups have been idled or cold-stacked as drilling demand has declined across all regions, water depths and rig classes. The bifurcation trend of higher utilization rates for newer, more capable rigs has been generally muted, but has been maintained more consistently for floaters than for jackups.
Due to the uncertain duration of the current industry downturn, a growing number of older, less capable rigs have been permanently removed from the marketed supply of rigs by virtue of being scrapped, announced for scrapping, or cold stacked.

Even with the permanent removal of approximately 45 ultra-deepwater and deepwater floaters and 37 jackups (including high and standard specification rigs) from the supply stack since the beginning of calendar year 2016, further declines in rig utilization and day rates are possible due to the persistent oversupply of offshore rigs relative to demand.
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
Ultra-deepwater and Deepwater Rig Markets
Both the ultra-deepwater and deepwater rig markets have experienced declining demand, utilization and day rates since the second half of calendar year 2014. As of April 5, 2017, 88 ultra-deepwater rigs were under contract industry-wide (versus 112 on April 5, 2016) representing 68% utilization of a total of 129 actively marketed rigs. The number of marketed deepwater rigs under contract decreased to 22 (from 25 on April 5, 2016), which represents 65% utilization of the 34 active rigs. Declines in the percentage of marketed rigs under contract have been driven by reduced rig demand across all geographic regions coupled with an increase in marketed supply due to deliveries of newbuild rigs, primarily from South Korean and Singaporean shipyards.
As of April 5, 2017, 30 ultra-deepwater floaters were under construction with scheduled deliveries through April 2021, eight of which were contracted. However, this figure includes six floaters under long-term contracts with Petrobras, some or all of which may be delayed, repudiated, or canceled. In response to reduced rig demand and lack of suitable drilling programs, we and other drilling contractors have delayed delivery of uncontracted ultra-deepwater rigs under construction. Thirteen ultra-deepwater rigs are scheduled for delivery during the remainder of calendar year 2017 and an additional 17 units are scheduled for delivery in calendar year 2018 and beyond.
The number of offshore floaters permanently removed from the marketed supply of rigs has continued to increase due to the challenging market conditions. Since the beginning of calendar year 2016, 29 ultra-deepwater rigs and 16 deepwater rigs were announced for cold-stacking, retirement or scrapping and are no longer being actively marketed. We expect further attrition of marketed supply to continue throughout calendar year 2017 as there is expected to be limited re-contracting of floaters that complete their drilling programs, leading to a growing supply of idle rigs.

Our Ultra-deepwater Rigs and Deepwater Rigs
The Atwood Achiever, a dynamically positioned, ultra-deepwater drillship, is operating offshore Northwest Africa and as of December 31, 2016 was contracted through November 2018. In January 2017, our client exercised its option to revert the contract to its original day rate and original contract end date of November 2017.
The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, is currently drilling in the Mediterranean Sea under its existing contract through August 2017.
The Atwood Condor, a dynamically positioned, ultra-deepwater semisubmersible, is mobilizing to Singapore, where it will undergo maintenance and project preparation activities prior to commencing drilling services for a development drilling program in Australia scheduled to begin in January 2018.
The Atwood Osprey, an ultra-deepwater semisubmersible, is currently drilling in Australia and is under contract until June 2017, upon which time the rig will commence a one well contract estimated to last until September 2017. The rig also has a contract beginning in March 2018 for an expected duration of approximately 100 days.
The Atwood Eagle is currently idle in Singapore and is no longer being actively marketed for a new drilling contract. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.
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
The Atwood Admiral and Atwood Archer were originally scheduled to be delivered in March 2015 and December 2015, respectively. Due to lack of suitable drilling programs, we have not yet secured the initial drilling contracts for these rigs. In December 2016, we entered into an amendment to delay the required delivery date of these two rigs to September 30, 2019 and June 30, 2020, respectively. We are unable to provide any assurance that we will obtain drilling contracts for these rigs prior to their delivery. See “Risks Related to our Business will be adversely affected if we are unable to secure contracts on economically favorable terms” under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Also, see Note 4 to our Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further details regarding the remaining payments to be made with respect to these two drillships.
Jackup Rig Market
The jackup market is experiencing similar utilization, demand and day rate challenges as the floater market. Declining rig demand coupled with delivery of newbuild rigs, primarily from shipyards in China and Singapore, has negatively impacted the jackup rig supply and demand balance worldwide. In the current market downturn, all classes of jackup rigs have experienced lower day rates and utilization. The bifurcation trend that has historically favored utilization of new, higher specification jackups at the expense of older, lower specification jackups is generally not being maintained as clients have become much more price sensitive and are drilling fewer technically challenging wells. As of April 5, 2017, the percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract was approximately 65%, as compared to 66% for the remainder of the global jackup fleet.
We expect that the potential for further increases in global jackup supply due to delivery of high specification newbuild rigs may apply additional pressure on jackup rig utilization and day rates. As of April 5, 2017, there were 102 newbuild jackup rigs under construction (versus 120 on April 5, 2016), most of which are being constructed in China and many of which are owned by speculators or the constructing shipyards. Of the 39 jackup rigs scheduled for delivery in the remainder of calendar year 2017, only four are contracted, while the remaining 63 rigs are scheduled for delivery primarily in calendar year 2018 and beyond. Similar to what has occurred with newbuild floaters, many of these scheduled jackup deliveries are expected to be delayed and/or canceled. Absent a strong recovery in high specification jackup rig demand and/or a significant reduction in jackup rig supply due to cold-stacking, scrapping or retirements, the marketed supply of jackups is likely to exceed client requirements throughout calendar year 2017.
Through April 5, 2017, 14 high specification jackups and 23 standard jackups have been cold-stacked, scrapped or retired since the beginning of calendar year 2016. Marketed supply attrition is expected to continue throughout calendar year 2017 as older rigs face further declines in jackup demand and increased competition from newer, more capable rigs.

Our High Specification Jackup Rigs
The Atwood Mako and Atwood Manta, both 400-foot water depth Pacific Class jackup rigs, operated offshore Vietnam through September 2015 and offshore Thailand through October 2015, respectively. Both were idled in Singapore in October 2015 after they completed their contracts and were unable to obtain follow-on work. The Atwood Beacon, a 400-foot water depth jackup, completed operations in the Mediterranean Sea in August 2016 and is currently idle in Malta. The Atwood Aurora, a 350-foot water depth jackup, completed operations offshore West Africa in September 2016 and is also idle in Malta. We continue to actively market these four high-specification jackup rigs while they are idle.
The Atwood Orca, a 400-foot water depth Pacific Class jackup completed operations in offshore Thailand in October 2016 and was subsequently idled in Singapore where it underwent maintenance and project preparation activities. In January 2017, the rig entered into a one-year contract in Thailand which commenced April 2017.

Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog as of March 31, 2017 was approximately $400 million representing a 60% decrease compared to our contract backlog of $1.0 billion as of March 31, 2016 primarily due to realization of contract backlog. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to mobilization, demobilization, contract preparation, reimbursable items or bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, client elected standby periods, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our clients may seek to terminate, repudiate or renegotiate our contracts, which could have the effect of reducing our contract backlog. See “Risks Related to our Business-Our business may experience reduced profitability if our clients terminate, repudiate, or renegotiate our drilling contracts” and "Our current backlog of contract drilling revenue may not be fully realized, and the periods which revenues are earned may vary" under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The following tables set forth the amount of our contract drilling revenue backlog and the percentage of available operating days committed for our fleet, excluding drilling units under construction and the Atwood Eagle. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Contract Drilling Revenue Backlog[1]	Remaining Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Total
(In millions)
Ultra-deepwater[2]	$211	$106	$64	$—	$—	$381
Jackups	8	11	—	—	—	19
Total	$219	$117	$64	$—	$—	$400

Percentage of Available Operating Days Committed[1]	Remaining Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021
Ultra-deepwater[2]	86%	31%	14%	—%	—%
Jackups	17%	12%	—%	—%	—%
Total	43%	20%	6%	—%	—%
1 With the sale of the Atwood Eagle, the Company no longer operates deepwater drilling rigs and as such, the Deepwater classification has been removed from the tables above.
2 See Note 2 for recent contract activity included in contract backlog.

RESULTS OF OPERATIONS

Revenues—Revenues for the three and six months ended March 31, 2017 decreased approximately $128 million and $279 million, or 43% and 46%, respectively, as compared to the three and six months ended March 31, 2016. An analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2017	2016	Variance	2017	2016	Variance
Ultra-Deepwater	$162	$189	$(27)	$310	$371	$(61)
Deepwater	—	59	(59)	—	131	(131)
Jackups	—	34	(34)	2	75	(73)
Reimbursable	6	14	(8)	13	27	(14)
	$168	$296	$(128)	$325	$604	$(279)

Our ultra-deepwater fleet realized average revenues of $594,000 per day on 273 operating days for the three months ended March 31, 2017, as compared to $520,000 per day on 364 operating days for the three months ended March 31, 2016. The ultra-deepwater fleet realized average revenues of $501,000 per day on 619 operating days, as compared to $521,000 per day on 712 operating days for the six months ended March 31, 2017 and 2016, respectively. The decrease in total revenues for the three months ended March 31, 2017 was due to the Atwood Condor completing its drilling contract in January 2017. However, the revenues per day increased for the three months ended March 31, 2017 due to the Atwood Achiever, as the client exercised its option to revert the day rate back to the original contracted rate and term in February 2017. Additionally, the exercise of this option resulted in a one-time payment of $48.1 million that includes the difference in day rates, taxes, and administrative fees covering the time periods for which we previously provided drilling services, which resulted in higher revenues per day for the three months ended March 31, 2017, as compared to 2016. For the six months ended March 31, 2017, revenues were lower primarily due to the Atwood Condor and Atwood Osprey earning lower contracted day rates as compared to the six months ended March 31, 2016. Additionally, the Atwood Condor operated for less days for the six months ended March 31, 2017 due to the completion of its drilling contract in January 2017.

Our deepwater fleet did not operate in the first half of fiscal year 2017, as compared to three and six months ended March 31, 2016, where operations were at an average rate of $415,000 per day on 141 days and $427,000 per day on 307 operating days, respectively. The decrease in operating days and revenue is primarily due to the Atwood Falcon and Atwood Eagle completing their contracts in fiscal year 2016. The Atwood Falcon was idled and subsequently sold for recycling purposes, while the Atwood Eagle’s contract was suspended and the remaining term transferred to the Atwood Osprey. The Atwood Eagle was subsequently idled in Singapore. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Our jackup fleet did not operate for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, where operations were at an average rate of $127,000 per day on 273 operating days. The jackup fleet realized average revenues of $80,000 per operating day on 28 operating days, as compared to $136,000 per operating day on 551 operating days for the six months ended March 31, 2017 and 2016, respectively. The jackup fleet realized lower revenue and operating days for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016 primarily due to the completion of the drilling contracts of the fleet in prior fiscal years. The Atwood Orca operated for 28 days during the three months ended December 31, 2016, and was subsequently idled. In January 2017, the rig entered into a one-year contract in Thailand which commenced April 2017.

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

Drilling Costs—Drilling costs for the three and six months ended March 31, 2017 decreased approximately $30 million and $97 million or 30% and 41%, respectively, as compared to the three and six months ended March 31, 2016. An analysis of contract drilling costs by rig category is as follows:

	CONTRACT DRILLING COSTS
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2017	2016	Variance	2017	2016	Variance
Ultra-Deepwater	$53	$54	$(1)	$103	$115	$(12)
Deepwater	—	19	(19)	—	62	(62)
Jackups	11	19	(8)	25	45	(20)
Reimbursable	5	9	(4)	11	17	(6)
Other	—	(2)	2	2	(1)	3
	$69	$99	$(30)	$141	$238	$(97)

Ultra-deepwater drilling costs decreased for the three and six months ended March 31, 2017, as compared to the three and six months ended March 31, 2016. Average drilling costs per calendar day for our ultra-deepwater rigs decreased from approximately $148,000 for the three months ended March 31, 2016 to approximately $147,000 for the three months ended March 31, 2017, and from $157,000 for the six months ended March 31, 2016 to $144,000 for the six months ended March 31, 2017. The drilling costs for our ultra-deepwater rigs were lower due to cost saving initiatives executed on payroll and maintenances costs that were implemented in the prior year. Additionally, due to the client-elected extended standby period on the Atwood Achiever, the rig incurred lower personnel costs and maintenance costs in 2017.

Our deepwater fleet did not operate in the first half of fiscal year 2017, as compared to three and six months ended March 31, 2016. Deepwater drilling costs decreased for the three and six months ended March 31, 2017, as compared to the three and six months ended March 31, 2016. The decrease is due to contract completions on the Atwood Falcon and Atwood Eagle in fiscal year 2016. The Atwood Falcon was subsequently sold for recycling purposes in 2016, while the Atwood Eagle was idled after completion of its drilling contract. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Jackup drilling costs decreased for the three and six months ended March 31, 2017, as compared to the three and six months ended March 31, 2016, primarily due to the jackup fleet completing its drilling contracts and being subsequently idled in prior years. The average drilling cost per calendar day decreased from approximately $41,000 for the three months ended March 31, 2016 to approximately $24,000 for the three months ended March 31, 2017, and from $50,000 for the six months ended March 31, 2016 to $28,000 for the six months ended March 31, 2017.

Reimbursable costs are primarily driven by our clients’ requests for equipment, fuel, services and/or personnel that are not typically included in the contractual operating day rate. Thus, these costs vary depending on the timing of the clients’ requests and the work performed. Additionally, as a result of a number of our rigs being idled, reimbursable costs naturally decline while the rigs remain uncontracted. Changes in the amount of reimbursable costs generally do not have a material effect on our financial position, results of operations or cash flows.

Depreciation—Depreciation for the three and six months ended March 31, 2017 remained relatively flat as compared to the three and six months ended March 31, 2016. An analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2017	2016	Variance	2017	2016	Variance
Ultra-Deepwater	$29	$29	$—	$58	$58	$—
Deepwater	3	2	1	6	5	1
Jackups	8	9	(1)	17	18	(1)
Other	1	1	—	2	3	(1)
	$41	$41	$—	$83	$84	$(1)

Asset Impairment—During the six months ended March 31, 2017, we recorded a non-cash impairment charge of approximately $59.0 million ($57.6 million, net of tax, or $0.74 per diluted share) to write the Atwood Eagle and its inventory of materials and supplies down to their approximate salvage value. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. See Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

During the six months ended March 31, 2016, we recorded a non-cash impairment charge of approximately $64.7 million ($64.7 million, net of tax, or $1.00 per diluted share) to write the Atwood Falcon and its inventory of materials and supplies down to their approximate salvage value. See Note 4 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

General and Administrative— For the six months ended March 31, 2017, general and administrative expenses remained relatively flat as compared to the six months ended March 31, 2016.

Interest Expense, net of capitalized interest— For the six months ended March 31, 2017, interest expense, net of capitalized interest, decreased by approximately $1.1 million to $29.8 million, as compared to $30.9 million for the six months ended March 31, 2016, primarily due to a reduced principal on Credit Facility borrowings and Senior Notes outstanding in the six months ended March 31, 2017.

Other Income— During the six months ended March 31, 2016, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of insurance recoveries related to cyclone damage to the Atwood Osprey. This amount is included in Other income on the Unaudited Condensed Consolidated Statement of Operations and was subsequently collected.

Income Taxes— We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning with the quarter ended December 31, 2016, we used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2017. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate that the historical annualized method would not provide a reliable estimate for the three months ended March 31, 2017. We anticipate that we will utilize the discrete effective tax rate method to calculate taxes for the remainder of the fiscal year.

Our estimated consolidated effective income tax rate for the three and six months ended March 31, 2017 was approximately (6)% and (26)%, respectively, as compared to 10% and 13% for the three and six months ended March 31, 2016, respectively. The effective tax rate for the six months ended March 31, 2017 was lower than the rate for the six months ended March 31, 2016, primarily due to the non-cash impairment charge against the Atwood Eagle as the charge did not result in a corresponding reduction to our provision for income tax. Our effective tax rate was lower than the U.S. statutory rate primarily due to a significant drop in pre-tax earnings due primarily to the non-cash impairment charge against the Atwood Eagle in addition to the Company working in certain lower tax rate jurisdictions outside the United States.

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
Our cash flows fluctuate depending on a number of factors, including, among others, the number of our drilling units under contract, the day rates that we receive under those contracts, the efficiency with which we operate our drilling units, the timing of collections on outstanding accounts receivable, timing of payments to our vendors for operating costs, and capital expenditures. We continue to review and assess previously instituted company-wide cost savings measures, including the elimination of non-

essential personnel and other operational measures, including delaying certain capital expenditure projects to ensure liquidity requirements reflect a level of expenditure consistent with the size of our anticipated fleet operating under client contracts over the next twelve months. These activities have had and continue to have a positive impact on our cash flow generation and overall liquidity. We believe that our cash on hand, cash flows from operations and available borrowings under our Credit Facility will provide sufficient liquidity over the next twelve months to fund our working capital needs, interest payments on our outstanding debt and other purposes.
As of March 31, 2017, we had $435 million in cash on hand. At any time, we may require a portion of our cash on hand for working capital and other purposes. During the six months ended March 31, 2017, we relied principally on our cash flows from operations and cash on hand to meet liquidity needs and fund our cash requirements including our capital expenditures of $154 million. To date, general inflationary trends have not had a material effect on our operating revenues or expenses.
On January 13, 2017, we issued, in a public offering, 15,525,000 shares of common stock. The net proceeds from the offering, before deducting estimated offering expenses, were approximately $181 million. See Note 10 to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Cash Flows

	Six Months Ended March 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$193,263	$380,153
Net cash used in investing activities	(154,448)	(169,494)
Net cash provided by (used in) financing activities	250,966	(97,830)

Operating Activities

Working capital increased from $344 million as of September 30, 2016 to $582 million as of March 31, 2017. Net cash from operating activities for the six months ended March 31, 2017 was $193 million, as compared to $380 million for the six months ended March 31, 2016, primarily driven by reduced drilling activity.

Investing Activities
Capital Expenditures
Our investing activities are primarily related to capital expenditures for property and equipment. Our capital expenditures, including maintenance capital expenditures, for the six months ended March 31, 2017 and 2016 totaled $154 million and $176 million, respectively.

As of March 31, 2017, we had expended approximately $972 million toward our two ultra-deepwater drillships under construction at the DSME shipyard in South Korea. Remaining expected capital expenditure for these two drillships under construction totaled approximately $298 million at March 31, 2017. On December 5, 2016, we entered into supplemental agreements (collectively, "Supplemental Agreement No. 5") to the construction contracts with DSME which delay our requirements to take delivery of our two newbuild ultra-deepwater drillships, the Atwood Admiral and the Atwood Archer, by two years to September 30, 2019 and June 30, 2020, respectively. Supplemental Agreement No. 5 amends all material terms of the previous supplemental agreements. In consideration of Supplemental Agreement No. 5, we made a payment of $125 million for the Atwood Archer on December 13, 2016 and will make an additional interim payment of $15 million on the earlier of June 30, 2018 or the delivery date. With respect to the Atwood Admiral we will make a payment of $10 million on the earlier of September 30, 2017 or the delivery date. Remaining milestone payments, $83.9 million for the Atwood Admiral and $165 million for the Atwood Archer, have been extended until December 30, 2022 through our ability to choose to finance such amounts in the form of promissory notes to be entered into on the delivery dates for each vessel bearing interest at a rate of 5% per annum and to be secured by a mortgage on the respective drillship. We have the option to take earlier delivery of each vessel, upon 45 days' notice.

Financing Activities

Our financing activities primarily consist of borrowing and repayment of long-term and dividend payments. Proceeds received from borrowings from our Credit Facility totaled $125 million for the six months ended March 31, 2017. Repayments on our Credit Facility totaled $55 million for the six months ended March 31, 2017.

On January 13, 2017, we issued, in a public offering, 15,525,000 shares of common stock. The net proceeds from the offering, before deducting estimated offering expenses, were approximately $181 million. The net proceeds are currently held as cash and are expected to be used for general corporate purposes, which may include the repayment of borrowings under the Credit Facility, the funding of future purchases or redemption of our Senior Notes, working capital and capital expenditures, and otherwise to enhance our liquidity.

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

Senior Notes (Due February 2020)
As of March 31, 2017, $448.7 million of the aggregate principal amount of our Senior Notes were outstanding. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.
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

Revolving Credit Facility
As of March 31, 2017, our Credit Facility had $1.395 billion of total commitments and $850 million of outstanding borrowings, providing approximately $545 million available for borrowings. Approximately $275 million of the commitments under the Credit Facility mature in May 2018 with the remaining $1.12 billion of the commitments maturing in May 2019. We were in compliance with all financial covenants under the Credit Facility as of March 31, 2017, and we anticipate that we will continue to be in compliance for a least twelve months subsequent to the date our financial statements are issued.
The weighted-average effective interest rate on our long-term debt was approximately 5.0% per annum as of March 31, 2017. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of debt issuance costs and our debt premiums. Interest capitalized for the six months ended March 31, 2017 and 2016 was approximately $12 million and $8 million, respectively.

The following summarizes our availability under our Credit Facility as of March 31, 2017 (in millions):

Commitment under Credit Facility	$1,395
Borrowings under Credit Facility	850
Letters of Credit Outstanding	—
Availability	$545

Letter of Credit Facility

In July 2015, we entered into a letter of credit facility with BNP Paribas (“BNP”), pursuant to which BNP may issue letters of credit up to an unlimited stated face amount of such letters of credit. BNP has no commitment under the facility to issue letters of credit, and the facility may be canceled by BNP at any time. The facility contains certain events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, cross-defaults under other debt agreements, or a change of control. As of March 31, 2017, we have not requested any letters of credits under this facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of March 31, 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. As of March 31, 2017, other than payments made under our construction contracts, further postponement of the required delivery of the drilling units under construction, repayments under our Credit Facility, and the Supplemental Agreement No. 5 mentioned above, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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
Interest Rate Risk
The provisions of our Credit Facility provide for a variable interest rate cost on our $850 million outstanding as of March 31, 2017. However, we have employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt outstanding as of March 31, 2017, in order to minimize unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, $600 million of our variable long-term debt outstanding as of March 31, 2017, is subject to changes in interest rates. A change of 10% in the interest rate on the floating rate debt would not have a material effect on our annual earnings or cash flows.
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
From time to time, we enter into foreign currency forward exchange contracts to limit our exposure to fluctuations and volatility in currency exchange rates. We currently do not have any outstanding foreign currency forward exchange contracts.
Market Risk
Our Senior Notes bear interest at a fixed interest rate. The fair value of our Senior Notes will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $404.9 million as of March 31, 2017, compared to the principal amount of $448.7 million. If prevailing market interest rates had been 10% lower at March 31, 2017, the change in fair value of our Senior Notes would not have a material effect to our annual earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of March 31, 2017, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A. RISK FACTORS

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Table of Contents

ITEM 6. EXHIBITS

(a)	Exhibits

10.1†
Atwood Oceanics, Inc. 2013 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Appendix A to Atwood Oceanics, Inc.’s definitive proxy statement on Schedule 14A filed on January 9, 2017).

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

ATWOOD OCEANICS, INC.
(Registrant)

Date:	May 9, 2017	/S/ MARK W. SMITH
Mark W. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)