Form 10-Q
period 2017-06-30
ATWOOD OCEANICS INC
filed 2017-08-03
CIK 8411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 28, 2017, there were 80,458,655 shares of common stock, $1.00 par value per share, outstanding.

ATWOOD OCEANICS, INC.
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
REVENUES:
Contract drilling	$111,803	$217,818	$423,906	$794,979
Revenues related to reimbursable expenses	5,431	9,979	18,590	36,988
Total revenues	117,234	227,797	442,496	831,967

COSTS AND EXPENSES:
Contract drilling	48,182	80,524	178,129	301,094
Reimbursable expenses	3,245	5,489	14,521	22,898
Depreciation	38,500	41,084	121,751	124,964
General and administrative	15,557	12,028	43,193	38,693
Asset impairment	211	(659)	59,173	64,773
Loss on sale of assets	379	—	261	77
Other, net	—	16	—	(1,044)
	106,074	138,482	417,028	551,455

OPERATING INCOME	11,160	89,315	25,468	280,512

OTHER (EXPENSE) INCOME:
Interest expense, net of capitalized interest	(13,636)	(19,674)	(43,464)	(50,533)
Interest income	708	9	975	19
Gains on extinguishment of debt	—	50,466	—	58,863
Other income	—	—	—	17,976
	(12,928)	30,801	(42,489)	26,325

(LOSS) INCOME BEFORE INCOME TAXES	(1,768)	120,116	(17,021)	306,837
PROVISION FOR INCOME TAXES	2,581	20,611	6,520	45,814
NET (LOSS) INCOME	$(4,349)	$99,505	$(23,541)	$261,023

(LOSS) EARNINGS PER COMMON SHARE (NOTE 3):
Basic	$(0.05)	$1.54	$(0.32)	$4.03
Diluted	$(0.05)	$1.53	$(0.32)	$4.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (NOTE 3):
Basic	80,542	64,795	74,515	64,750
Diluted	80,542	64,847	74,515	64,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net (loss) income	$(4,349)	$99,505	$(23,541)	$261,023
Other comprehensive (loss) income:
Derivative financial instruments:
Unrealized holding (losses)/gains	(42)	(452)	960	(5,214)
Loss reclassified to net income	188	351	947	3,032
Total other comprehensive income (loss)	146	(101)	1,907	(2,182)

Comprehensive (loss) income	$(4,203)	$99,404	$(21,634)	$258,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Cash	$474,313	$145,427
Accounts receivable, net	78,140	113,091
Income tax receivable	2,769	6,095
Inventories of materials and supplies, net	102,444	109,925
Prepaid expenses, deferred costs and other current assets	13,617	18,504
Total current assets	671,283	393,042

Property and equipment, net	4,137,741	4,127,696

Other receivables	11,831	11,831
Deferred income taxes	165	165
Deferred costs and other assets	7,174	7,058
Total assets	$4,828,194	$4,539,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$35,822	$25,299
Accrued liabilities	11,034	7,868
Interest payable	13,571	7,096
Income tax payable	7,239	8,294
Deferred credits and other liabilities	8,663	799
Total current liabilities	76,329	49,356

Long-term debt	1,298,136	1,227,919
Deferred income taxes	1,815	1,202
Deferred credits	12,429	—
Other	39,663	30,929
Total long-term liabilities	1,352,043	1,260,050

Commitments and contingencies (Note 9)

Preferred stock, no par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $1.00 par value, 180,000 shares authorized with 80,544 issued (Note 10) and outstanding as of June 30, 2017 and 180,000 shares authorized and 64,799 shares issued and outstanding as of September 30, 2016	80,544	64,799
Paid-in capital	413,831	237,542
Retained earnings	2,905,334	2,929,839
Accumulated other comprehensive loss	113	(1,794)
Total shareholders' equity	3,399,822	3,230,386
Total liabilities and shareholders' equity	$4,828,194	$4,539,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

September 30, 2016	64,799	$64,799	$237,542	$2,929,839	$(1,794)	$3,230,386

Net loss	—	—	—	(23,541)	—	(23,541)
Cumulative effect of accounting change (Note 1)	—	—	964	(964)	—	—
Other comprehensive income	—	—	—	—	1,907	1,907
Vesting of restricted stock and performance unit awards	220	220	(773)	—	—	(553)
Stock compensation expense	—	—	10,657	—	—	10,657
Common stock equity issuance	15,525	15,525	165,441	—	—	180,966
June 30, 2017	80,544	$80,544	$413,831	$2,905,334	$113	$3,399,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(23,541)	$261,023
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	121,751	124,964
Amortization	4,357	2,407
Provision for doubtful accounts	2,472	4,619
Deferred income tax benefit	86	(378)
Share-based compensation expense	10,657	8,224
Asset impairment	59,173	64,753
Loss (gain) on sale of assets	261	(71)
Gain on extinguishment of debt	—	(58,863)
Other, net	—	(1,137)
Changes in assets and liabilities:
Accounts receivable	32,479	121,964
Income tax receivable	3,326	511
Inventories of materials and supplies	(891)	12,988
Prepaid expenses, deferred costs and other current assets	6,324	19,377
Deferred costs and other assets	(6,440)	(1,019)
Accounts payable	911	(33,674)
Accrued liabilities	10,400	(3,274)
Income tax payable	(1,055)	(376)
Deferred credits and other liabilities	28,558	(6,623)
Net cash provided by operating activities	248,828	515,415

Cash flows from investing activities:
Capital expenditures	(173,246)	(198,248)
Proceeds from sale of assets	2,338	20,813
Net cash used in investing activities	(170,908)	(177,435)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,000	45,000
Principal payments on long-term debt	(55,000)	(290,110)
Dividends paid	—	(21,746)
Payments related to exercise of stock options	—	(930)
Proceeds from issuance of common stock	180,966	—
Windfall tax benefits from share-based payment arrangements	—	14,797
Net cash provided by (used in) financing activities	250,966	(252,989)
Net increase in cash and cash equivalents	328,886	84,991
Cash and cash equivalents, at beginning of period	145,427	113,983
Cash and cash equivalents, at end of period	$474,313	$198,974

Non-cash activities:
Increase in accounts payable related to capital expenditures	$9,612	$7,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATWOOD OCEANICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Atwood Oceanics, Inc. and its subsidiaries as of June 30, 2017 and for the three and nine months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Unless otherwise indicated, references to “we”, “us”, “our” and the “Company” refer collectively to Atwood Oceanics, Inc. and subsidiaries. The year-end Consolidated Balance Sheet data was derived from the audited financial statements as of September 30, 2016. Although these financial statements and related information have been prepared without audit and certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") have been condensed or omitted, we believe that the note disclosures are adequate to make the information not misleading. The interim financial results may not be indicative of results that could be expected for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2016. In our opinion, the unaudited interim financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations, changes in shareholders' equity, and cash flows for the periods presented.

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

Recently issued accounting pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating what impact the adoption of this guidance will have on our financial statements or disclosures in our financial statements.
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

NOTE 2—ACCOUNTS RECEIVABLE AND LONG TERM CONTRACTS
Accounts Receivable
We record accounts receivable at the amount we invoice our clients. Our clients are major international corporate entities and government organizations with stable payment experience. Historically, our uncollectible accounts receivable have been immaterial, and typically, we do not require collateral for our receivables. We provide an allowance for uncollectible accounts, as necessary, on a specific identification basis. Our allowance for doubtful accounts as of June 30, 2017 and September 30, 2016 was $2.4 million and $1.2 million, respectively. Our provision for doubtful accounts for the three and nine months ended June 30, 2017 was $0.1 million and $2.5 million, and for the three and nine months ended June 30, 2016 was $3.4 million and $4.6 million, respectively. The provision for doubtful accounts is reported as a component of Contract drilling costs in our Unaudited Condensed Consolidated Statements of Operations.
Long Term Contracts

In January 2017, the client for the Atwood Achiever exercised its option provided as part of the “blend and extend” agreement we entered into in October 2015 to revert the contract to the original operating day rate and original end date. Exercise of this option resulted in a one-time payment to us of $48.1 million that includes the difference in day rates, taxes, and administrative fees covering the time periods for which the reduced day rate was applicable for previously provided drilling services, and is reported as a component of Contract drilling revenue in our Unaudited Condensed Consolidated Statements of Operations for the nine months ended June 30, 2017. Effective February 1, 2017 and continuing until the contract end date of approximately November 12, 2017, the operating day rate is $595,000.

NOTE 3—EARNINGS (LOSS) PER COMMON SHARE

The computation of basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended			Nine Months Ended
(In thousands, except per share amounts)	Net (Loss) Income	Shares	Per Share Amount	Net (Loss) Income	Shares	Per Share Amount
June 30, 2017
Basic (loss) earnings per share	$(4,349)	80,542	$(0.05)	$(23,541)	74,515	$(0.32)
Effect of dilutive securities:
Restricted stock and performance units	—	—	—	—	—	—
Diluted (loss) earnings per share	$(4,349)	80,542	$(0.05)	$(23,541)	74,515	$(0.32)
June 30, 2016
Basic earnings per share	$99,505	64,795	1.54	261,023	64,750	$4.03
Effect of dilutive securities:
Restricted stock and performance units	—	52	(0.01)	—	102	(0.01)
Diluted earnings per share	$99,505	64,847	$1.53	$261,023	64,852	$4.02

Potential dilutive common shares outstanding for stock-based awards totaling 716 thousand and 481 thousand Shares were considered in the calculation of diluted weighted-average shares for the three and nine months ended June 30, 2017, respectively; however, due to our net loss position, those shares have not been reflected above because they would be anti-dilutive.

For the purpose of calculating diluted earnings per share for the three and nine months ended June 30, 2017, there were approximately 2,811,956 and 3,046,982 anti-dilutive securities, respectively, and for the three and nine months ended June 30, 2016, there were approximately 2,377,436 and 2,070,774 anti-dilutive securities, respectively.

NOTE 4—PROPERTY AND EQUIPMENT
A summary of property and equipment by classification is as follows:

(In thousands)	June 30, 2017	September 30, 2016
Drilling vessels and equipment	$3,775,450	$3,898,686
Construction work in progress	1,010,092	857,572
Drill pipe	51,334	52,543
Office equipment and other	39,173	39,213
Total cost	4,876,049	4,848,014
Less: Accumulated depreciation	(738,308)	(720,318)
Property and equipment, net	$4,137,741	$4,127,696

Impairments

In February 2017, we agreed with Woodside Energy Ltd (“Woodside”) to (i) substitute the Atwood Condor for the Atwood Osprey, offshore Australia, for approximately 550 days starting, at the latest, March 2018 and (ii) utilize the Atwood Osprey for an additional exploration well with an estimated duration of approximately 100 days. As a result, the Atwood Condor was joining the Atwood Osprey and the Atwood Eagle as one of our three rigs available to provide drilling services to clients in the Australian/Southeast Asian markets. Due to the age, specifications and marketability of the Atwood Eagle relative to the Atwood Condor and Atwood Osprey, the Atwood Eagle was positioned behind each of those two rigs to bid for contracting opportunities in the Australian/Southeast Asian markets at such time. Based on the foregoing and our ongoing review of market conditions in the region, we determined that the Atwood Eagle was less likely to obtain future drilling contracts that would provide sufficient financial returns to justify keeping the drilling rig in a marketable condition within our existing fleet. Based on our analysis, we concluded that the Atwood Eagle and its materials and supplies were impaired as of March 31, 2017, and we wrote them down to their approximate salvage value. We recorded a non-cash impairment charge of approximately $59.2 million ($57.8 million, net of tax, or $0.72 per diluted share), which is included in Asset Impairment on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended June 30, 2017. This impairment charge included a write-down of property and equipment and deferred costs of $49.6 million, a write-down of our inventory of materials and supplies that was specific to the Atwood Eagle of $8.4 million, and accrued estimated transaction costs of $1.0 million. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. We expect that the sale of the rig will be finalized in September 2017.

The Atwood Falcon completed the contract under which it was working in early March 2016. Based on the lack of contracting opportunities and the further deterioration of commodity prices, we determined that it was not likely that additional work would be obtained in the foreseeable future. Based on our analysis, we concluded that the Atwood Falcon and its materials and supplies were impaired as of December 31, 2015, and we wrote them down to their approximate salvage value. We recorded a non-cash impairment charge of approximately $64.7 million ($64.7 million net of tax, or $1.00 per diluted share), which is included in Asset Impairment on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended June 30, 2016. This impairment charge includes a write-down of property and equipment of $53.0 million and a write-down of our inventory of materials and supplies specific to the Atwood Falcon of $11.7 million. In April 2016, we completed the sale of the Atwood Falcon.

As of June 30, 2017, we had expended approximately $980 million towards our two ultra-deepwater drillships under construction at the Daewoo Shipbuilding and Marine Engineering Co. ("DSME") shipyard in South Korea. Remaining expected capital expenditure for these two drillships under construction, including costs associated with the second Blowout Preventer stack ("BOP"), totaled approximately $324 million at June 30, 2017. On December 5, 2016, we entered into supplemental agreements (collectively, "Supplemental Agreement No. 5") to the construction contracts with DSME which delay our requirements to take delivery of our two newbuild ultra-deepwater drillships, the Atwood Admiral and the Atwood Archer, by two years to September 30, 2019 and June 30, 2020, respectively. Supplemental Agreement No. 5 amends all material terms of the previous supplemental agreements. In consideration of Supplemental Agreement No. 5, we made a payment of $125 million for the Atwood Archer on December 13, 2016 and will make an additional interim payment of $15 million on the earlier of June 30, 2018 or the delivery date. With respect to the Atwood Admiral, we will make a payment of $10 million on the earlier of September 30, 2017 or the delivery date. Remaining milestone payments, $83.9 million for the Atwood Admiral and $165 million for the Atwood Archer, have been extended until December 30, 2022 through our ability to choose to finance such amounts in the form of promissory notes to be entered into on the delivery dates for each vessel bearing interest at a rate of 5% per annum and to be secured by a mortgage on the respective drillship. We have the option to take earlier delivery of each vessel, upon 45 days' notice.

Other Income

During the nine months ended June 30, 2016, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of expected insurance recoveries related to cyclone damage to the Atwood Osprey. This amount is included in Other income on the Unaudited Condensed Consolidated Statement of Operations and was subsequently collected.

Construction Projects

During the three months ended June 30, 2017, Hydril USA Distribution, LLC ("GE") completed the manufacturing and delivery of the second BOP and an Auxiliary Stack Test System ("ASTS") for the Atwood Condor. Total consideration for this agreement is approximately $19 million with 20% paid upon placement of the purchase order which occurred in the three months ended June 30, 2016 and the remaining 80% was accrued in Accounts payable as of June 30, 2017 on the Unaudited Condensed Consolidated Balance Sheet.

The capital spare parts we provided to GE to be used in the manufacturing process were replenished by GE with similar capital spares with delivery of the BOP.

NOTE 5—DEBT

A summary of long-term debt is as follows:

(In thousands)	June 30, 2017	September 30, 2016
6.5% Senior Notes due 2020 ("Senior Notes") aggregate principal amount	$448,650	$448,650
Senior Notes unamortized premium	2,568	3,245
Senior Notes unamortized debt issuance costs	(3,082)	(3,976)
Total Senior Notes	448,136	447,919
Revolving Credit Facility ("Credit Facility")	850,000	780,000
Total long-term debt	$1,298,136	$1,227,919
Revolving Credit Facility
As of June 30, 2017, our Credit Facility had $1.395 billion of total commitments and $850 million of outstanding borrowings. As of June 30, 2017, we had approximately $518 million available for borrowings without violating financial covenants. Approximately $275 million of the commitments under the Credit Facility mature in May 2018 with the remaining $1.12 billion of the commitments maturing in May 2019. We were in compliance with all financial covenants under the Credit Facility as of June 30, 2017 and September 30, 2016, and we anticipate that we will continue to be in compliance for at least twelve months subsequent to the date our financial statements are issued.

The weighted-average effective interest rate on our long-term debt was approximately 5.1% per annum as of June 30, 2017. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of our debt issuance costs and debt premiums. Interest capitalized for the three and nine months ended June 30, 2017 was approximately $6.8 million and $18.8 million, respectively. Interest capitalized for the three and nine months ended June 30, 2016 was approximately $4.2 million and $12.8 million, respectively.

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
Senior Notes - The carrying value of our Senior Notes, net of unamortized premium, is $451.2 million ($448.7 million principal amount) while the fair value of our Senior Notes was $439.3 million at June 30, 2017. The fair value is determined by a market approach using quoted period-end bond prices. We have classified this as a Level 2 fair value measurement as valuation inputs for fair value measurements are quoted market prices at June 30, 2017 that can only be obtained from independent third party sources. The fair value amount has been calculated using these quoted prices. However, no assurance can be given that the fair value would be the amount realized in an active market exchange.

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
The following table sets forth the estimated fair value of our derivative financial instruments, for which we elected hedge accounting, as of June 30, 2017 and September 30, 2016, by location and hedge type, which are measured and recorded at fair value on a recurring basis:

(In thousands)	Balance Sheet Classification	June 30, 2017	September 30, 2016
Derivative assets designated as cash flow hedging instruments:
Short-term interest rate swaps asset	Prepaid expenses, deferred costs and other current assets	$113	$—
Derivative liabilities designated as cash flow hedging instruments:
Short-term interest rate swaps	Accrued liabilities	—	(1,312)
Long-term interest rate swaps	Other long-term liabilities	—	(482)
Total derivative contracts, net		$113	$(1,794)

NOTE 7—SHARE-BASED COMPENSATION
A summary of our share-based compensation expense recognized during the nine months ended June 30, 2017 and 2016 and unrecognized compensation cost and remaining weighted-average service period as of June 30, 2017 and 2016 is as follows:

	Nine Months Ended June 30,
(In thousands, except average service periods)	2017	2016
Share-based compensation recognized	$10,657	$8,224
Unrecognized compensation cost, net of estimated forfeitures	18,298	18,085
Remaining weighted-average service period (years)	1.7	1.9

Restricted Stock Units
During the nine months ended June 30, 2017, we granted to certain employees and our non-employee directors, restricted stock units that are subject to vesting conditions. The grant date fair value of these awards was based on the fair value of our common stock on the date of grant. A summary of our restricted stock activity for the nine months ended June 30, 2017 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested as of October 1, 2016	1,515	$21.96
Granted	1,126	7.92
Vested	(232)	38.01
Forfeited	(97)	16.32
Unvested as of June 30, 2017	2,312	13.74

Performance Units
During the nine months ended June 30, 2017, we granted to certain employees share-based awards that are subject to market-based performance conditions ("Performance Units"). The grant date fair value of these Performance Units was determined through use of the Monte Carlo simulation method. A summary of Performance Units stock activity for the nine months ended June 30, 2017 is as follows:

	Number of Shares (000s)	Weighted Average Fair Value
Unvested as of October 1, 2016	426	$26.69
Granted	360	8.50
Vested	(47)	53.55
Forfeited	(61)	24.87
Unvested as of June 30, 2017	678	15.31

Stock Options
A summary of stock option activity for the nine months ended June 30, 2017 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of October 1, 2016	617	$35.47	3.4	$(16,533)
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(68)	27.18	—	(1,297)
Outstanding as of June 30, 2017	549	36.50	3.0	(15,570)
Exercisable as of June 30, 2017	549	36.50	3.0	(15,570)

NOTE 8— INCOME TAXES

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning with this reporting year, we switched to a discrete effective tax rate method to calculate taxes. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate that the historical annualized method would not provide a reliable estimate of our effective tax rate. We anticipate that we will utilize the discrete effective tax rate method to calculate taxes for the remainder of the fiscal year.

Our estimated consolidated effective income tax rate for the three and nine months ended June 30, 2017 was approximately (146)% and (38)%, respectively, as compared to 17% and 15% for the three and nine months ended June 30, 2016, respectively.  The effective tax rate for the three and nine months ended June 30, 2017 was negative as compared to three and nine months ended June 30, 2016, as a result of losses incurred in jurisdictions for which there was no corresponding tax benefit.  This included the second quarter non-cash impairment charge against the Atwood Eagle as the charge did not result in a corresponding reduction to our provision for income tax.

Our effective tax rate was lower than the U.S. statutory rate primarily due to to working in certain lower tax rate jurisdictions outside the United States. We record estimated accrued interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2017, we had approximately $16.8 million of reserves for uncertain tax positions, including estimated accrued interest and penalties of $4.0 million, which are included in Other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheet. None of our reserves for uncertain tax positions relate to timing differences. All of the net uncertain tax liabilities would affect the effective tax rate if realized.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of lawsuits which are ordinary, routine litigation incidental to our business, the outcome of which is not expected to have, either individually or in the aggregate, a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company is currently involved in litigation relating to the Merger (See Note 11 to the Unaudited Condensed Consolidated Financial Statements). See Part II Item 1. Legal Proceedings for more information on legal matters.

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

NOTE 11—MERGER AGREEMENT WITH ENSCO PLC

On May 29, 2017 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ensco plc (“Ensco”) and Echo Merger Sub LLC, a wholly owned subsidiary of Ensco (“Merger Sub”), pursuant to which Ensco will acquire the Company in an all-stock transaction.

The Merger Agreement provides that Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company and a wholly owned subsidiary of Ensco. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company common stock, par value $1.00 per share (the “Company Common Stock”) (other than shares of Company Common Stock held by Ensco, Merger Sub or the Company), will be converted into the right to receive 1.60 validly issued, fully paid and nonassessable Class A ordinary shares of Ensco, nominal value $0.10 (the “Ensco Shares”).

The board of directors of the Company has unanimously approved and adopted the Merger Agreement and has agreed, subject to certain exceptions set forth in the Merger Agreement, to recommend that the Company’s shareholders approve the Merger. Each of the Company and Ensco has also agreed not to directly or indirectly solicit competing acquisition proposals or, subject to certain exceptions with respect to unsolicited proposals that may be deemed to be “superior proposals,” to enter into discussions concerning, or provide confidential information in connection with, any alternative business combinations. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, the Company or Ensco may be required to reimburse the other party for its expenses in an amount up to $10 million. Further, the Merger Agreement provides that, upon termination of the Merger Agreement under certain circumstances, Ensco may be required to pay the Company a reverse termination fee in an amount equal to $50 million (less any expenses reimbursed by Ensco), and the Company may be required to pay Ensco a termination fee in an amount equal to $30 million (less any expenses reimbursed by the Company).

The Merger Agreement contains customary representations, warranties and covenants by the Company, Merger Sub and Ensco. The Merger Agreement also contains customary pre-closing covenants, including the obligation of the Company and Ensco to conduct their respective businesses in the ordinary course of business and to refrain from taking specified actions without the consent of the other party.

Completion of the Merger is subject to certain customary conditions, including approval of the allotment and issuance of Ensco Shares by Ensco’s shareholders, approval of the Merger by both the Company’s and Ensco's shareholders, and receipt of required regulatory approvals. The Merger is expected to close in the calendar third quarter of 2017.

The Company is currently involved in litigation relating to the Merger. See Part II Item 1. Legal Proceedings for more information on legal matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the nine months ended June 30, 2017 and 2016 included in this report and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and elsewhere in this report. See “Forward-Looking Statements” below.

OVERVIEW

Financial and operating results for the three and nine months ended June 30, 2017 and 2016, include:

•
Operating revenues totaling $117 million and $442 million on 337 and 984 operating days for the three and nine months ended June 30, 2017, respectively, as compared to operating revenues of $228 million and $832 million on 778 and 1,570 operating days for the three and nine months ended June 30, 2016, respectively;

•
Net loss of $4 million and $24 million for the three and nine months ended June 30, 2017, respectively, as compared to net income of $100 million and $261 million for the three and nine months ended June 30, 2016, respectively;

•	Capital expenditures of $173 million for the nine months ended June 30, 2017, as compared to capital expenditures of $198 million for the nine months ended June 30, 2016; and

•	Increase in cash on hand of $329 million for the nine months ended June 30, 2017 to $474 million.

Merger Agreement
On May 29, 2017, the Company entered into the Merger Agreement with Ensco and Merger Sub, pursuant to which Ensco will acquire the Company in an all-stock transaction. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

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
The offshore drilling industry remains in the midst of a very severe downturn that began in the second half of calendar year 2014. Since that time, the industry has experienced declining demand for drilling rigs that has been exacerbated by a sharp decline in oil prices. E&P companies generally reduced their offshore capital spending in 2015 and 2016 by canceling or deferring planned drilling programs, and this trend is expected to continue into the second half of calendar year 2017. Since declining to multi-year lows below $30 per barrel in early 2016, Brent oil prices recovered modestly during the latter part of 2016 and ranged between $46 and $52 per barrel in July 2017. We expect offshore rig demand to remain flat or decline from current levels during the remainder of calendar year 2017. Declines in offshore drilling demand and the associated reductions in rig utilization and day rates could materially and adversely affect our financial position, results of operation or cash flows. See "Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the volatility in oil and natural gas prices" under "Risk Factors" Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Even as offshore rig demand declined from the peak levels in calendar year 2014, some drilling contractors continued to take delivery of new, more capable rigs that were ordered prior to the industry downturn. However, over the past year, drilling contractors have generally delayed further rig deliveries, especially for uncontracted rigs, through renegotiation of terms with the shipyards that are constructing these rigs. Due to the confluence of an oversupply of offshore rigs and declining rig demand, a lower percentage of marketed rigs are being re-contracted, and day rates and utilization have declined sharply across all offshore rig classes. While clients generally prefer newer, high specification rigs over older, less capable rigs, many newer floaters and jackups have been idled or cold-stacked as drilling demand has declined across all regions, water depths and rig classes. The bifurcation trend of higher utilization rates for newer, more capable rigs has been generally muted, but has been maintained more consistently for floaters than for jackups.
Due to the uncertain duration of the current industry downturn, a growing number of older, less capable rigs have been permanently removed from the marketed supply of rigs by virtue of being scrapped, announced for scrapping, or cold stacked. Even with the permanent removal of approximately 46 ultra-deepwater and deepwater floaters and 35 jackups (including high and standard specification rigs) from the supply stack since the beginning of calendar year 2016, further declines in rig utilization and day rates are possible due to the persistent oversupply of offshore rigs relative to demand.
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
A current trend of some E&P companies to cancel, renegotiate, or repudiate existing drilling contracts has continued into 2017. In January 2017, the client for the Atwood Achiever exercised its option provided as part of a “blend and extend” agreement negotiated with the client in October 2015 to revert the contract to the original operating day rate and original contract end date.
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
Ultra-deepwater and Deepwater Rig Markets
Both the ultra-deepwater and deepwater rig markets have experienced declining demand, utilization and day rates since the second half of calendar year 2014. As of July 6, 2017, 87 ultra-deepwater rigs were under contract industry-wide (versus 104 on July 6, 2016) representing 69% utilization of a total of 127 actively marketed rigs. The number of marketed deepwater rigs under contract decreased to 19 (from 20 on July 6, 2016), which represents 59% utilization of the 32 active rigs. Declines in the percentage of marketed rigs under contract have been driven by reduced rig demand across all geographic regions coupled with an increase in marketed supply due to deliveries of newbuild rigs, primarily from South Korean and Singaporean shipyards.
As of July 6, 2017, 30 ultra-deepwater floaters were under construction with scheduled deliveries through April 2021, eight of which were contracted. However, this figure includes six floaters under long-term contracts with Petrobras, some or all of which may be delayed, repudiated, or canceled. In response to reduced rig demand and lack of suitable drilling programs, we and other drilling contractors have delayed delivery of uncontracted ultra-deepwater rigs under construction. Ten ultra-deepwater rigs are scheduled for delivery during the remainder of calendar year 2017 and an additional 20 units are scheduled for delivery in calendar year 2018 and beyond.
The number of offshore floaters permanently removed from the marketed supply of rigs has continued to increase due to the challenging market conditions. Since the beginning of calendar year 2016, 28 ultra-deepwater rigs and 18 deepwater rigs were announced for cold-stacking, retirement or scrapping and are no longer being actively marketed. Further attrition of marketed supply may continue during the remainder of calendar year 2017.

Our Ultra-deepwater Rigs and Deepwater Rigs
The Atwood Achiever, a dynamically positioned, ultra-deepwater drillship, is operating offshore Northwest Africa and currently contracted through November 2018. In January 2017, our client exercised its option to revert the contract to its original day rate and original contract end date of November 2017. Under the existing contract the current well in progress is estimated to be completed in January 2018.
The Atwood Advantage, a dynamically positioned, ultra-deepwater drillship, completed its drilling contract in the Mediterranean Sea on July 31, 2017. The rig is scheduled to be idled quayside in Spain.
The Atwood Condor, a dynamically positioned, ultra-deepwater semisubmersible, is quayside in Singapore, where it is undergoing maintenance and project preparation activities prior to commencing drilling services for a development drilling program in Australia scheduled to begin in January 2018.
The Atwood Osprey, an ultra-deepwater semisubmersible, is in Australia and transiting to commence a one well contract in August 2017 that is estimated to continue until November 2017. The rig also has a contract beginning in March 2018 for an expected duration of approximately 100 days.
The Atwood Eagle is currently idle in Singapore and is no longer being actively marketed for a new drilling contract. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery, will be sold to a third party to be demolished and recycled. We expect that the sale of the rig will be finalized in September 2017. See Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.
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
Jackup Rig Market
The jackup market is experiencing similar utilization, demand and day rate challenges as the floater market. Declining rig demand coupled with delivery of newbuild rigs, primarily from shipyards in China and Singapore, has negatively impacted the jackup rig supply and demand balance worldwide. In the current market downturn, all classes of jackup rigs have experienced lower day rates and utilization. The bifurcation trend that has historically favored utilization of new, higher specification jackups at the expense of older, lower specification jackups is generally not being maintained as clients have become much more price sensitive and are drilling fewer technically challenging wells. As of July 6, 2017, the percentage of marketed high specification jackup rigs (i.e., rigs equal to or greater than 350-foot water depth capability) under contract was approximately 65%, as compared to 67% for the remainder of the global jackup fleet.
We expect that the potential for further increases in global jackup supply due to delivery of high specification newbuild rigs may apply additional pressure on jackup rig utilization and day rates. As of July 6, 2017, there were 99 newbuild jackup rigs under construction (versus 117 on July 6, 2016), most of which are being constructed in China and many of which are owned by speculators or the constructing shipyards. Of the 27 jackup rigs scheduled for delivery in the remainder of calendar year 2017, only one is contracted, while the remaining 98 rigs are scheduled for delivery primarily in calendar year 2018 and beyond. Similar to what has occurred with newbuild floaters, many of these scheduled jackup deliveries are expected to be delayed and/or canceled. Absent a strong recovery in high specification jackup rig demand and/or a significant reduction in jackup rig supply due to cold-stacking, scrapping or retirements, the marketed supply of jackups is likely to exceed client requirements throughout calendar year 2017.
Through July 6, 2017, 14 high specification jackups and 21 standard jackups have been cold-stacked, scrapped or retired since the beginning of calendar year 2016. Marketed supply attrition may continue throughout calendar year 2017.

Our High Specification Jackup Rigs
The Atwood Mako and Atwood Manta, both 400-foot water depth Pacific Class jackup rigs, operated offshore Vietnam through September 2015 and offshore Thailand through October 2015, respectively. Both were idled in the Philippines in October 2015 after they completed their contracts and were unable to obtain follow-on work. The Atwood Beacon, a 400-foot water depth jackup, completed operations in the Mediterranean Sea in August 2016 and is currently idle in Malta. The Atwood Aurora, a 350-foot water depth jackup, completed operations offshore West Africa in September 2016 and is also idle in Malta. We continue to actively market these four high-specification jackup rigs while they are idle.

The Atwood Orca, a 400-foot water depth Pacific Class jackup completed operations in offshore Thailand in October 2016 and was subsequently idled in Singapore where it underwent maintenance and project preparation activities. In January 2017, the rig entered into a one-year contract in Thailand which commenced in April 2017.

Contract Backlog
We maintain a backlog of commitments for contract drilling revenues. Our contract backlog as of June 30, 2017 was approximately $293 million representing a 70% decrease compared to our contract backlog of $1.0 billion as of June 30, 2016 primarily due to realization of contract backlog. We calculate our contract backlog by multiplying the day rate under our drilling contracts by the number of days remaining under the contract, assuming full utilization. The calculation does not include any revenues related to mobilization, demobilization, contract preparation, reimbursable items or bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different from the amounts disclosed in our backlog calculations due to a lack of predictability of various factors, including newbuild rig delivery dates, client elected standby periods, unscheduled repairs, maintenance requirements, weather delays and other factors. Such factors may result in lower applicable day rates than the full contractual day rate and/or delays in receiving the full contractual operating rate. In addition, under certain circumstances, our clients may seek to terminate, repudiate or renegotiate our contracts, which could have the effect of reducing our contract backlog. See “Risks Related to our Business-Our business may experience reduced profitability if our clients terminate, repudiate, or renegotiate our drilling contracts” and "Our current backlog of contract drilling revenue may not be fully realized, and the periods which revenues are earned may vary" under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Contract Drilling Revenue Backlog[1]	Remaining Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Total
(In millions)
Ultra-deepwater[2]	$104	$110	$64	$—	$—	$278
Jackups	5	10	—	—	—	15
Total	$109	$120	$64	$—	$—	$293

Percentage of Available Operating Days Committed[1]	Remaining Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021
Ultra-deepwater[2]	83%	33%	14%	—%	—%
Jackups	20%	11%	—%	—%	—%
Total	43%	21%	6%	—%	—%
1 With the sale of the Atwood Eagle, the Company no longer operates deepwater drilling rigs and as such, the Deepwater classification has been removed from the tables above.
2 See Note 2 for recent contract activity included in contract backlog.

RESULTS OF OPERATIONS

Revenues—Revenues for the three and nine months ended June 30, 2017 decreased approximately $111 million and $390 million, or 49% and 47%, respectively, as compared to the three and nine months ended June 30, 2016. An analysis of revenues by rig category is as follows:

	REVENUES
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2017	2016	Variance	2017	2016	Variance
Ultra-Deepwater	$109	$182	$(73)	$419	$553	$(134)
Deepwater	—	—	—	—	131	(131)
Jackups	3	36	(33)	5	111	(106)
Reimbursable	5	10	(5)	18	37	(19)
	$117	$228	$(111)	$442	$832	$(390)

Our ultra-deepwater fleet realized average revenues of $399,000 per day on 273 operating days for the three months ended June 30, 2017, as compared to $500,000 per day on 364 operating days for the three months ended June 30, 2016. The ultra-deepwater fleet realized average revenues of $470,000 per day on 892 operating days, as compared to $514,000 per day on 1,076 operating days for the nine months ended June 30, 2017 and 2016, respectively. The decrease in total revenues for the three months ended June 30, 2017 was primarily due to the Atwood Condor completing its drilling contract in January 2017, after which the rig underwent planned maintenance and commenced its mobilization to Australia. Additionally, the Atwood Osprey earned lower revenue due to a lower contracted day rate in 2017. Lastly, the Atwood Advantage earned lower revenue due to unplanned repairs to subsea well control equipment. For the nine months ended June 30, 2017, revenues were lower primarily due to the Atwood Condor completing its drilling contract in January 2017, and the Atwood Osprey earning a lower contracted day rate as compared to the nine months ended June 30, 2016.

Our deepwater fleet did not operate in the three and nine months ended June 30, 2017 nor in the three months ended June 30, 2016. During the nine months ended June 30, 2016, our deepwater fleet realized average revenues of $426,000 per day on 307 operating days. The decrease in operating days and revenue is primarily due to the Atwood Falcon and Atwood Eagle completing their contracts in fiscal year 2016. The Atwood Falcon was idled and subsequently sold for recycling purposes, while the Atwood Eagle’s contract was suspended and the remaining term transferred to the Atwood Osprey. The Atwood Eagle was subsequently idled in Singapore. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. See Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Our jackup fleet realized average revenues of $47,000 per day on 64 operating days for the three months ended June 30, 2017, as compared to $132,000 per day on 270 operating days for the three months ended June 30, 2016. The jackup fleet realized average revenues of $55,000 per operating day on 92 operating days for the nine months ended June 30, 2017, as compared to $135,000 per operating day on 821 operating days for the nine months ended June 30, 2016. The jackup fleet realized lower revenue and operating days for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016 primarily due to the completion of the drilling contracts of the fleet in prior fiscal year. The Atwood Orca operated for 28 days during the three months ended December 31, 2016, and was subsequently idled. In January 2017, the rig entered into a one-year contract in Thailand and commenced operations in April 2017.

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

Drilling Costs—Drilling costs for the three and nine months ended June 30, 2017 decreased approximately $35 million and $131 million or 41% and 40%, respectively, as compared to the three and nine months ended June 30, 2016. An analysis of contract drilling costs by rig category is as follows:

	CONTRACT DRILLING COSTS
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2017	2016	Variance	2017	2016	Variance
Ultra-Deepwater	$43	$54	$(11)	$146	$168	$(22)
Deepwater	—	10	(10)	1	71	(70)
Jackups	7	16	(9)	32	62	(30)
Reimbursable	3	5	(2)	15	23	(8)
Other	(2)	1	(3)	(1)	—	(1)
	$51	$86	$(35)	$193	$324	$(131)

Ultra-deepwater drilling costs decreased for the three and nine months ended June 30, 2017, as compared to the three and nine months ended June 30, 2016. Average drilling costs per calendar day for our ultra-deepwater rigs decreased from approximately $148,000 for the three months ended June 30, 2016 to approximately $117,000 for the three months ended June 30, 2017, and from $153,000 for the nine months ended June 30, 2016 to $134,000 for the nine months ended June 30, 2017. The drilling costs for our ultra-deepwater rigs were lower primarily due to the Atwood Condor completing its drilling contract in January 2017, after which the rig underwent planned maintenance and commenced its mobilization to Australia. Additionally, drilling costs on the Atwood Osprey were lower in 2017 due to cost savings initiatives executed on payroll and maintenance costs.

Our deepwater fleet did not operate in the three and nine months ended June 30, 2017, as compared to three and nine months ended June 30, 2016, during which drill costs of approximately $96,000 and $151,000, respectively, were incurred. This decrease is due to contract completions on the Atwood Falcon and Atwood Eagle in fiscal year 2016. The Atwood Falcon was subsequently sold for recycling purposes in 2016, while the Atwood Eagle was idled after its drilling contract was suspended and transferred to the Atwood Osprey. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. See Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Jackup drilling costs decreased for the three and nine months ended June 30, 2017, as compared to the three and nine months ended June 30, 2016, primarily due to the jackup fleet completing its drilling contracts and being subsequently idled in prior years. The average drilling cost per calendar day decreased from approximately $35,000 for the three months ended June 30, 2016 to approximately $15,000 for the three months ended June 30, 2017, and from $45,000 for the nine months ended June 30, 2016 to $24,000 for the nine months ended June 30, 2017.

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

Depreciation—Depreciation for the three and nine months ended June 30, 2017 decreased approximately $3 million and $4 million or 7% and 3%, respectively, as compared to the three and nine months ended June 30, 2016. Depreciation was lower in 2017 due to the impairment of the Atwood Eagle, and the subsequent decision to enter into an agreement to recycle the rig in the third quarter of 2017. An analysis of depreciation expense by rig category is as follows:

	DEPRECIATION EXPENSE
	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2017	2016	Variance	2017	2016	Variance
Ultra-Deepwater	$29	$29	$—	$86	$87	$(1)
Deepwater	—	2	(2)	6	7	(1)
Jackups	8	9	(1)	25	25	—
Other	1	1	—	4	6	(2)
	$38	$41	$(3)	$121	$125	$(4)

Asset Impairment—During the nine months ended June 30, 2017, we recorded a non-cash impairment charge of approximately $59.2 million ($57.8 million, net of tax, or $0.72 per diluted share) to write the Atwood Eagle and its inventory of materials and supplies down to their approximate salvage value. On May 5, 2017, we executed a sale and recycling agreement with respect to the Atwood Eagle, pursuant to which the vessel, together with associated equipment and machinery will be sold to a third party to be demolished and recycled. See Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

During the nine months ended June 30, 2016, we recorded a non-cash impairment charge of approximately $64.7 million ($64.7 million, net of tax, or $1.00 per diluted share) to write the Atwood Falcon and its inventory of materials and supplies down to their approximate salvage value. See Note 4 to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

General and Administrative— For the three and nine months ended June 30, 2017, general and administrative expenses increased by approximately $3.6 million and $4.5 million to $15.6 million and $43.2 million, respectively, as compared to $12.0 million and $38.7 million, respectively, for the three and nine months ended June 30, 2016. The increase is primarily due to transaction costs related to the potential Merger with Ensco. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Interest Expense, net of capitalized interest— For the three and nine months ended June 30, 2017, interest expense, net of capitalized interest, decreased by approximately $6.1 million and $7.0 million to $13.6 million and $43.5 million, respectively, as compared to $19.7 million and $50.5 million, respectively, for the three and nine months ended June 30, 2016. The decrease is primarily due to debt repurchases in the three and nine months ended June 30, 2016.

Other Income— During the nine months ended June 30, 2016, we recognized approximately $18.0 million ($18.0 million, net of tax, or $0.28 per diluted share) of insurance recoveries related to cyclone damage to the Atwood Osprey. This amount is included in Other income on the Unaudited Condensed Consolidated Statement of Operations and was subsequently collected.

Income Taxes— We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning with the quarter ended December 31, 2016, we used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2017. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate that the historical annualized method would not provide a reliable estimate for the three months ended June 30, 2017. We anticipate that we will utilize the discrete effective tax rate method to calculate taxes for the remainder of the fiscal year.

Our estimated consolidated effective income tax rate for the three and nine months ended June 30, 2017 was approximately (146)% and (38)%, respectively, as compared to 17% and 15% for the three and nine months ended June 30, 2016, respectively. The effective tax rate for the three and nine months ended June 30, 2017 was lower than the rate for the three and nine months ended June 30, 2016, as a result of losses incurred in jurisdictions for which there was no corresponding tax benefit.  This included the second quarter non-cash impairment charge against the Atwood Eagle as the charge did not result in a corresponding reduction to our provision for income tax.

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
We have agreed in our Merger Agreement with Ensco that, among other things, we will not engage in certain kinds of transactions during the interim period between the execution of the Merger Agreement and the consummation of the Merger, including limitations on our ability to incur debt, issue securities and sell or acquire material assets. If we seek to engage in a restricted activity under these covenants, we are required to obtain the prior written consent of Ensco. We do not anticipate that these contractual limitations will adversely affect our ability to satisfy our liquidity needs during this interim period.

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
As of June 30, 2017, we had $474 million in cash on hand. At any time, we may require a portion of our cash on hand for working capital and other purposes. During the nine months ended June 30, 2017, we relied principally on our cash flows from operations and cash on hand to meet liquidity needs and fund our cash requirements including our capital expenditures of $173 million. To date, general inflationary trends have not had a material effect on our operating revenues or expenses.
On January 13, 2017, we issued, in a public offering, 15,525,000 shares of common stock. The net proceeds from the offering, before deducting estimated offering expenses, were approximately $181 million. See Note 10 to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Cash Flows

	Nine Months Ended June 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$248,828	$515,415
Net cash used in investing activities	(170,908)	(177,435)
Net cash provided by (used in) financing activities	250,966	(252,989)

Operating Activities

Working capital increased from $344 million as of September 30, 2016 to $595 million as of June 30, 2017. Net cash from operating activities for the nine months ended June 30, 2017 was $249 million, as compared to $515 million for the nine months ended June 30, 2016, primarily driven by reduced drilling activity.

Investing Activities
Capital Expenditures
Our investing activities are primarily related to capital expenditures for property and equipment. Our capital expenditures, including maintenance capital expenditures, for the nine months ended June 30, 2017 and 2016 totaled $173 million and $198 million, respectively.

As of June 30, 2017, we had expended approximately $980 million toward our two ultra-deepwater drillships under construction at the DSME shipyard in South Korea. Remaining expected capital expenditure for these two drillships under construction, including costs associated with the second BOP, totaled approximately $324 million at June 30, 2017. On December 5, 2016, we entered into supplemental agreements (collectively, "Supplemental Agreement No. 5") to the construction contracts with DSME which delay our requirements to take delivery of our two newbuild ultra-deepwater drillships, the Atwood Admiral and the Atwood Archer, by two years to September 30, 2019 and June 30, 2020, respectively. Supplemental Agreement No. 5 amends all material terms of the previous supplemental agreements. In consideration of Supplemental Agreement No. 5, we made a payment of $125 million for the Atwood Archer on December 13, 2016 and will make an additional interim payment of $15 million on the earlier of June 30, 2018 or the delivery date. With respect to the Atwood Admiral, we will make a payment of $10 million on the earlier of September 30, 2017 or the delivery date. Remaining milestone payments, $83.9 million for the Atwood Admiral and $165 million for the Atwood Archer, have been extended until December 30, 2022 through our ability to choose to finance such amounts in the form of promissory notes to be entered into on the delivery dates for each vessel bearing interest at a rate of 5% per annum and to be secured by a mortgage on the respective drillship. We have the option to take earlier delivery of each vessel, upon 45 days' notice.

Financing Activities

Our financing activities primarily consist of borrowing and repayment of long-term and dividend payments. Proceeds received from borrowings from our Credit Facility totaled $125 million for the nine months ended June 30, 2017. Repayments on our Credit Facility totaled $55 million for the nine months ended June 30, 2017.

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

Senior Notes (Due February 2020)
As of June 30, 2017, $448.7 million of the aggregate principal amount of our Senior Notes were outstanding. Our Senior Notes are unsecured obligations and are not guaranteed by any of our subsidiaries.
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
Under the Merger Agreement, if requested by Ensco, we will issue a notice of redemption providing for the redemption of the Senior Notes substantially concurrently with the closing of the Merger, which redemption will be conditioned upon the closing.

Revolving Credit Facility
As of June 30, 2017, our Credit Facility had $1.395 billion of total commitments and $850 million of outstanding borrowings, providing approximately $518 million available for borrowings without violating financial covenants. Approximately $275 million of the commitments under the Credit Facility mature in May 2018 with the remaining $1.12 billion of the commitments maturing in May 2019. We were in compliance with all financial covenants under the Credit Facility as of June 30, 2017, and we anticipate that we will continue to be in compliance for a least twelve months subsequent to the date our financial statements are issued.
The weighted-average effective interest rate on our long-term debt was approximately 5.1% per annum as of June 30, 2017. The effective rate was determined after giving consideration to the effect of our interest rate swaps accounted for as hedges and the amortization of debt issuance costs and our debt premiums. Interest capitalized for the nine months ended June 30, 2017 and 2016 was approximately $19 million and $13 million, respectively.

The following summarizes our availability under our Credit Facility as of June 30, 2017 (in millions):

Commitment under Credit Facility	$1,395
Borrowings under Credit Facility	850
Letters of Credit Outstanding	—
Availability	$545

Letter of Credit Facility

In July 2015, we entered into a letter of credit facility with BNP Paribas (“BNP”), pursuant to which BNP may issue letters of credit up to an unlimited stated face amount of such letters of credit. BNP has no commitment under the facility to issue letters of credit, no amounts are pre-approved for issuance thereunder and the facility may be canceled by BNP at any time. The facility contains certain events of default, including but not limited to delinquent payments, bankruptcy filings, material adverse judgments, cross-defaults under other debt agreements, or a change of control. As of June 30, 2017, we have not requested any letters of credits under this facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

For additional information about our commitments and contractual obligations as of June 30, 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. As of June 30, 2017, other than payments made under our construction contracts, further postponement of the required delivery of the drilling units under construction, repayments under our Credit Facility, and the Supplemental Agreement No. 5 mentioned above, there were no material changes to this disclosure regarding our commitments and contractual obligations.

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

Such statements are subject to numerous risks, uncertainties and assumptions that are beyond our ability to control, including, but not limited to those summarized below:

•	prices of oil and natural gas and industry expectations about future prices;

•	market conditions and level of activity in the drilling industry and the global economy in general;

•	the level of capital expenditures by our clients;

•	the termination, renegotiation, or repudiation of contracts or payment delays by our clients;

•	the operational risks involved in drilling for oil and gas;

•	the highly competitive and volatile nature of our business;

•	our ability to enter into, and the terms of, future drilling contracts, including contracts for our newbuild units, for rigs currently idled and for rigs whose contracts are expiring;

•	our ability to service our indebtedness and make payments on our rigs under construction;

•	our ability to access debt and equity capital markets, and the terms and prices that are available if we issue debt or equity securities;

•	the impact of governmental or industry regulation, both in the United States and internationally;

•	the risks of and disruptions to international operations, including political instability and the impact of terrorist acts, acts of piracy, embargoes, war or other military operations;

•	our ability to obtain and retain qualified personnel to operate our vessels;

•	unplanned downtime and repairs on our rigs;

•	timely access to spare parts, equipment and personnel to maintain and service our fleet;

•	client requirements for drilling capacity and client drilling plans;

•	the adequacy of sources of liquidity for us and for our clients;

•	changes in tax laws, treaties and regulations;

•	the risks involved in the construction, upgrade, and repair of our drilling units;

•	the possibility that the Company's or Ensco's shareholders may not provide applicable shareholder approval with respect to the Merger;

•
the possibility that the Merger Agreement may be terminated under circumstances requiring that the Company pay Ensco a termination fee in an amount equal to $30 million (less any expenses reimbursed by the Company);

•	the risk that the Merger Agreement may limit or otherwise restrict strategic or financing options available to the Company;

•	the possibility that the pendency of the Merger may adversely affect the business of the Company;

•	the risk that the Company and Ensco will not be integrated successfully;

•	the possibility that the proposed Merger does not close, including due to failure to satisfy the closing conditions;

•	the risk that unexpected costs will be incurred in connection with the proposed Merger;

•	the possibility that the expected synergies and value creation from the proposed Merger will not be realized or will not be realized within the expected time period; and

•
such other risks discussed in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2016 and this Form 10-Q and in our other reports filed with the Securities and Exchange Commission, or SEC.

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
Interest Rate Risk
The provisions of our Credit Facility provide for a variable interest rate cost on our $850 million outstanding as of June 30, 2017. However, we have employed an interest rate risk management strategy that utilizes derivative instruments with respect to $250 million of our debt outstanding as of June 30, 2017, in order to minimize unanticipated fluctuations in earnings and cash flows arising from changes in, and volatility of, interest rates. Effectively, $600 million of our variable long-term debt outstanding as of June 30, 2017, is subject to changes in interest rates. A change of 10% in the interest rate on the floating rate debt would not have a material effect on our annual earnings or cash flows.
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
Market Risk
Our Senior Notes bear interest at a fixed interest rate. The fair value of our Senior Notes will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $439.3 million as of June 30, 2017, compared to the principal amount of $448.7 million. If prevailing market interest rates had been 10% lower at June 30, 2017, the change in fair value of our Senior Notes would not have a material effect to our annual earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions, claims and other matters pending as set forth in Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference in response to this item. As of June 30, 2017, we were also involved in a number of lawsuits which have arisen in the ordinary course of business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of these matters described above or any such other proceeding or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Litigation Related to the Merger

On June 23, 2017, a putative class action captioned Bernard Stern v. Atwood Oceanics, Inc., et al, was filed in the U.S. District Court for the Southern District of Texas against the Company, the Company’s directors, Ensco and Merger Sub. The Stern complaint generally alleges that the directors and the Company disseminated a false or misleading registration statement, referring to the registration statement as filed with the SEC on June 16, 2017, which omitted material information regarding the proposed transaction between Ensco and Atwood, in violation of Section 14(a) of the Exchange Act. Specifically, the complaint alleges that the Company and the directors omitted material information regarding the parties’ financial projections, the analysis performed by Goldman Sachs & Co. LLC ("Goldman Sachs"), the Company's financial advisor, in support of its fairness opinion, the timing and nature of communications regarding post-transaction employment of the Company’s directors and officers, potential conflicts of interest of Goldman Sachs, and whether there were further discussions with another potential acquirer of the Company following the May 30, 2017 announcement of the transaction. The complaint further alleges that the directors, Ensco, and Merger Sub are liable for these violations as ‘‘control persons’’ of the Company under Section 20(a) of the Exchange Act. With respect to Ensco, the complaint alleges that Ensco had direct supervisory control over the composition of the registration statement. The complaint seeks injunctive relief, including to enjoin the transaction, rescission or rescissory damages in the event the Merger is consummated, and an award of attorneys’ fees, in addition to other relief.

On June 27, June 29 and June 30, 2017, additional putative class actions captioned Joseph Composto v. Atwood Oceanics, Inc., et al, Booth Family Trust v. Atwood Oceanics, Inc., et al, and Mary Carter v. Atwood Oceanics, Inc., et al, respectively, were filed in the U.S. District Court for the Southern District of Texas against the Company and the Company’s directors. These actions allege violations of Sections 14(a) and 20(a) of the Exchange Act by the Company and the Company’s directors similar to those alleged in the Stern complaint; however, neither Ensco nor Merger Sub is named as a defendant in these actions.

Additional lawsuits arising out of the Merger may be filed in the future. There can be no assurance that any of the defendants will be successful in the outcome of pending or potential future lawsuits. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the Merger. We believe that the lawsuits are without merit and intend to defend vigorously against the lawsuits and any other future lawsuits challenging the Merger.

ITEM 1A. RISK FACTORS
The risk factors set forth below update and should be read together with the detailed description of risk factors reported in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and the risk factors related to us and the Merger in the joint proxy statement/prospectus included in Ensco’s registration statement on Form S-4, a definitive form of which is to be distributed to our shareholders in connection with our seeking shareholder approval of the Merger.
The Merger is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect the trading prices of the Company's common stock and the future business and financial results of the Company.

The completion of the Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including the approval by Ensco’s shareholders of the issuance of the Ensco Shares in the Merger and the approval by both Ensco and our shareholders of the Merger. The Company cannot predict whether and when these other conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize some or all of the synergies expected to be achieved if the Merger is successfully completed within its expected time frame.

If the Merger is not completed, we will be subject to several risks and consequences, including the following:

•	certain damages for which the parties may be liable to one another under the terms and conditions of the Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of our common stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;

•
certain significant costs relating to the Merger, including, in certain circumstances, the reimbursement by either Ensco or the Company of up to $10 million of the other party’s expenses and a termination fee payable by Ensco of $50 million and payable by the Company of $30 million, in each case less the amount of any previous expense reimbursements by each party; and

•	diverted attention of our management to the Merger rather than to our own operations and pursuit of other opportunities that could have been beneficial to us.
We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business and operations.
        In connection with the Merger, it is possible that some customers, suppliers and other persons with whom the Company has business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with the Company as a result of the Merger, which could negatively affect the Company’s revenues, earnings and cash available for distribution, as well as the market price of common stock, regardless of whether the Merger is completed.
        Under the terms of the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect its ability to execute certain of its business strategies. Such limitations could negatively affect the Company’s businesses and operations prior to the completion of the Merger. Furthermore, the process of planning to integrate two businesses and organizations for the post-Merger period may divert management's attention and resources and could ultimately have an adverse effect on the Company. These uncertainties could cause customers, suppliers and others that deal with the Company to seek to change existing business relationships with the Company.
We will incur substantial transaction fees and costs in connection with the Merger.
        We expect to incur a number of non-recurring transaction-related costs associated with completing the Merger, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and Ensco. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.
If completed, the Merger may not achieve its intended results, and we may be unable to successfully integrate our operations with Ensco’s operations. Failure to successfully combine the businesses in the expected time frame may adversely affect the future results of the combined organization, and, consequently, the value of the Ensco Class A ordinary shares that the Company’s shareholders receive as the Merger consideration.
        We entered into the Merger Agreement with the expectation that the Merger will result in various benefits, including, among other things, expanding Ensco's asset base and creating synergies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether our businesses can be integrated in an efficient and effective manner.
        It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company's ability to achieve the anticipated benefits of the Merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company's operations that arise from or are based on events or actions that occur prior to the completion of the Merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company's future business, financial condition, operating results and prospects.
If a governmental authority asserts objections to the Merger, we may be unable to complete the Merger or, in order to do so, we may be required to comply with material restrictions or satisfy material conditions.
        The completion of the Merger is subject to the condition that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the Merger contemplated by the Merger Agreement. If a governmental authority asserts objections to the Merger, we may be required to divest assets or accept other remedies in order to complete the Merger. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the Merger. If either company takes such actions, it could be detrimental to it or to the combined company following the consummation of the Merger. Furthermore, these actions could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues or cash available for distribution of the combined company following the consummation of the Merger.
        Additionally, state attorneys general could seek to block or challenge the Merger as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the Merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
We may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.
Uncertainty about the effect of the Merger on our employees may impair our ability to attract, retain and motivate personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees may feel uncertain about their future roles with the combined organization. In addition, we may have to provide additional compensation in order to retain employees. If our employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the Merger could be adversely affected.
Completion of the Merger will trigger change of control or other provisions in certain agreements to which we are a party.
The completion of the Merger will trigger change of control or other provisions in certain agreements to which we are a party. In particular, the indenture governing our 6.50% Senior Notes due 2020 requires us to make an offer to purchase all of each holder’s notes at an amount equal to 101% of the aggregate principal amount of such holder’s notes, plus accrued and unpaid interest, if any, within 30 days following a change of control. As a result, Ensco could be required to repay up to an aggregate $449 million principal amount of Senior Notes plus approximately $4.5 million in associated premiums. In addition, the completion of the Merger will constitute a change of control under our revolving credit facility. As a result, the outstanding balance under the revolving credit facility will be accelerated and become due and payable by Ensco in connection with the completion of the Merger. As of June 30, 2017, we had outstanding borrowings under our revolving credit facility of approximately $850 million.

ITEM 6. EXHIBITS

(a)	Exhibits

2.1
Agreement and Plan of Merger dated as of May 29, 2017, by and among Ensco plc, Echo Merger Sub LLC and Atwood Oceanics, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 30, 2017).

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

ATWOOD OCEANICS, INC.
(Registrant)

Date:	August 3, 2017	/S/ MARK W. SMITH
Mark W. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)